Form 10-Q
period 1996-03-31
MORROW SNOWBOARDS INC
filed 1996-05-15
CIK 866415

- - --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                            ------------------------------

                                      FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                            COMMISSION FILE NUMBER 0-27002

                            ------------------------------

                               MORROW SNOWBOARDS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          OREGON                                         93-1011046
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                            ------------------------------

                               2600 PRINGLE ROAD, S.E.
                                 SALEM, OREGON  97302
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                    (503) 375-9300
                 (REGISTRANT'S TELEPHONE NUMBER; INCLUDING AREA CODE)

                            ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    /x/ yes   / / no


The number of shares outstanding of the registrant's common stock, no par value, as of May 13, 1996 was 5,686,799.

- - --------------------------------------------------------------------------------

                               MORROW SNOWBOARDS, INC.

                                        INDEX


Part I.  Financial Information

    Item 1.   Financial Statements
                Consolidated Balance Sheets
                Consolidated Statements of Operations
                Consolidated Statements of Shareholders' Equity (Deficit) Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements
    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Part II. Other Information

    Item 1.   Legal Proceedings
    Item 2.   Changes in Securities
    Item 3.   Defaults upon Senior Securities
    Item 4.   Submission of Matters to a Vote of Security Holders
    Item 5.   Other Information
    Item 6.   Exhibits and Reports on Form 8-K

Signatures

                            PART I.  FINANCIAL INFORMATION


                            Item 1.  Financial Statements



                               MORROW SNOWBOARDS, INC.
                                For the Quarter Ended
                                    March 31, 1996

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
- - --------------------------------------------------------------------------------


ASSETS

                                                                March 31,       December 31,
                                                                  1996             1995
                                                              -----------      -------------
Current Assets:
 Cash and cash equivalents                                    $  10,588        $  15,026
 Accounts receivable, net                                         1,250            5,886
 Inventories                                                      6,414            2,747
 Prepaid expense                                                    350              252
 Deferred income taxes                                            1,475              289
                                                              -----------      -------------
  Total Current Assets                                           20,077           24,200
Property, Plant and Equipment-net                                 7,747            6,936
Other Assets                                                         42               43
                                                              -----------      -------------
   Total Assets                                               $  27,866        $  31,179
                                                              -----------      -------------
                                                              -----------      -------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Operating line of credit                                             -                -
 Accounts payable                                                 1,287            1,857
 Accrued liabilities                                                638              964
 Current portion of long-term debt and
   capital lease obligations                                        304            2,657
                                                              -----------      -------------
  Total Current Liabilities                                       2,229            5,478
Long-Term Liabilities:
 Capital lease obligations, net of current portion                  401              475
 Deferred income taxes                                               76               76
                                                              -----------      -------------
  Total Long-Term Liabilities                                       477              551
Commitments and Contingencies
Shareholders' Equity:
 Preferred stock, no par, 10,000,000 shares authorized
   no shares issued or outstanding                                    -                -
 Common stock, no par, 20,000,000 shares authorized,
   5,686,799 and 5,500,448 shares issued and outstanding         26,292           25,385
 Notes receivable for common stock                                  (94)             (94)
 Accumulated deficit                                             (1,038)            (141)
                                                              -----------      -------------
  Total Shareholders' Equity                                     25,160           25,150
                                                              -----------      -------------
   Total Liabilities and Shareholders' Equity                 $  27,866        $  31,179
                                                              -----------      -------------
                                                              -----------      -------------



                   See Notes to Consolidated Financial Statements.

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)
- - --------------------------------------------------------------------------------


                                                  For The Three Months Ended
                                                          March 31,
                                               -------------------------------
                                                  1996                1995
                                               -----------        ------------
Net Sales                                      $      647         $     2,717
Cost of Goods Sold                                    548               2,188
                                               -----------        ------------
 Gross Profit                                          99                 529
Operating Expenses:
 Selling, marketing and customer service              893                 674
 Engineering, research and product
   development                                        179                 161
 General and administrative                           604                 340
                                               -----------        ------------
  Total Operating Expenses                          1,676               1,175
                                               -----------        ------------
Operating Loss                                     (1,577)               (646)
Other Income (Expense):
 Interest expense                                     (82)               (144)
 Interest income                                      208                   -
                                               -----------        ------------
  Total Other Income (Expense)                        126                (144)
                                               -----------        ------------
Loss Before Income Tax                             (1,451)               (790)
Income Tax Benefit                                    554                 308
                                               -----------        ------------
Net Loss                                       $     (897)        $      (482)
                                               -----------        ------------
                                               -----------        ------------


Net Loss Per Share:                            $    (0.16)        $     (0.14)
                                               -----------        ------------
                                               -----------        ------------
Weighted Average Number of Shares Used in
  Computing Per Share Amounts:                  5,616,562           3,412,362
                                               -----------        ------------
                                               -----------        ------------


                   See Notes to Consolidated Financial Statements.

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)
- - --------------------------------------------------------------------------------


                                                 Common Stock                Notes       Accumulated
                                             Shares          Amount        Receivable      Deficit        Total
                                            ---------      ---------       ----------    -----------   ----------
Balance, December 31, 1995                  5,500,448      $  25,385         $  (94)      $  (141)     $  25,150
 Common stock options exercised                46,403             76              -             -             76
 Warrant activity                             139,948            199              -             -            199
 Tax benefit for exercise of warrants               -            632              -             -            632
 Net loss                                           -              -              -          (897)          (897)
                                            ---------      ---------       ----------    -----------   ----------
Balance, March 31, 1996                     5,686,799      $  26,292         $  (94)      $(1,038)     $  25,160
                                            ---------      ---------       ----------    -----------   ----------
                                            ---------      ---------       ----------    -----------   ----------




                    See Notes to Consolidated Financial Statements

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
- - --------------------------------------------------------------------------------


                                                           For The Three Months Ended
                                                                     March 31,
                                                           ---------------------------
                                                              1996            1995
                                                           -----------     -----------
Cash Flows From Operating Activities:
 Net loss                                                  $     (897)     $     (482)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                   240             215
  Loss on retirement of assets                                     -                7
  Deferred income taxes                                          (554)            131
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                              4,636             759
   Increase in inventories                                     (3,667)           (917)
   (Increase) decrease in prepaid expenses                        (98)             39
   Decrease in officer advances                                     -              15
   (Increase) decrease in other assets                              1              (1)
   Increase (decrease) in accounts payable                       (570)            394
   Decrease in accrued liabilities                               (326)            (13)
                                                           -----------     -----------
  Net Cash Provided By (Used In) Operating Activities          (1,235)            147
Cash Flows From Investing Activities:
 Acquisition of property and equipment                         (1,051)           (625)
 Proceeds from sale of equipment                                    -              35
                                                           -----------     -----------
  Net Cash Used In Investing Activities                        (1,051)           (590)
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock                           275               -
 Proceeds from subordinated debentures                              -             285
 Principal payments on long-term liabilities                   (2,427)           (254)
 Line of credit payments, net                                                     (97)
                                                           -----------     -----------
  Net Cash Used In Financing Activities                        (2,152)            (66)
                                                           -----------     -----------
Net Decrease In Cash and Cash Equivalents                      (4,438)           (509)
Cash and Cash Equivalents at Beginning Of Period               15,026             509
                                                           -----------     -----------
Cash and Cash Equivalents at End Of Period                     10,588      $        -
                                                           -----------     -----------
                                                           -----------     -----------


Supplemental disclosure:
 Cash paid for interest                                            92             107
 Cash paid for income taxes                                        19               -
Noncash Transactions:
 Assets acquired under capital lease                                -              78
 Tax benefit on exercise of warrants                              632               -



                   See Notes to Consolidated Financial Statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION


    DESCRIPTION OF BUSINESS

    Morrow Snowboards, Inc. and subsidiary (the "Company"), headquartered in Salem, Oregon, was organized in October 1989 to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States and to international distributors in several foreign countries. The Company operates in a single business segment. The consolidated financial statements include the wholly-owned subsidiary, Morrow International, Inc., a Guam foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

    The Company operates in a relatively new and rapidly growing segment of the sporting goods industry which is highly seasonal. Further, the Company has undergone significant expansion since its inception in 1989 in its manufacturing, marketing and sales activities. These and other factors present certain risks to the future operations of the Company.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at March 31, 1996, and for the three months ended March 31, 1996, they do not include all notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended December 31, 1995, contained in the Company's Form 10-K, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the full year.

2.   SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with an original maturity of three months or less.

    INVENTORIES

    Inventories are stated at the lower of cost or market using standard costs which approximate the first-in, first-out (FIFO) method. Costs for inventory valuation include labor, materials and manufacturing overhead.

    DEPRECIATION AND AMORTIZATION

    Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 35 years). Amortization of leasehold improvements, facilities and equipment under capital lease is provided using the straight-line method over the expected useful lives of the assets or the initial term of the lease (including periods related to renewal options which are expected to be exercised), whichever is shorter. Amortization is included in depreciation expense.

    WARRANTY COSTS

    The Company offers a one-year warranty on its products. The Company provides for anticipated warranty expense related to products sold.

    ADVERTISING AND PROMOTION COSTS

    Advertising and promotion costs are expensed as incurred and included in selling, marketing and customer service expenses.

     REVENUE RECOGNITION

    The Company generally recognizes revenue from the sale of its products when the products are shipped to customers. The Company also manufactures private label products under short-term agreements for OEM customers. Revenue from the sale of OEM products is recognized when production is completed in accordance with customer specifications (completed orders are not subject to cancellation), the orders are staged for shipment and the following conditions are met: 1) the purchaser has executed an agreement that acknowledges the transfer of title and responsibility for the product upon invoicing, 2) a cash deposit securing the order has been received, and 3) upon acceptance of the invoice, the purchaser has agreed to full payment and has assumed the risks associated with any change in market price. In addition, the Company only recognizes revenue from OEM customers when collectability is reasonably assured. .

    INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 uses the liability method so that deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expenses or credits are based on the changes in the financial statement bases versus the tax bases in the Company's assets or liabilities from period to period.

    PRODUCT DEVELOPMENT COSTS

    Expenditures associated with the development of new products and improvements to existing products are expensed as incurred.

    2.45-FOR-1 STOCK SPLIT

    The Company effected a 2.45-for-1 stock split on November 16, 1995. Accordingly, all share and per share data presented in the consolidated financial statements and footnotes have been adjusted to reflect the 2.45-for-1 stock split.

    NET LOSS PER SHARE

    Net loss per share has been computed by dividing net income by the weighted average number of common shares and equivalents outstanding (if dilutive). Common share equivalents (if dilutive) included in the computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock method.

    Pursuant to Securities and Exchange Commission Staff Accounting Bulletin
83, common stock options granted and Convertible Subordinated Debentures issued during the 12 months immediately preceding the Company's initial public offering date with an exercise or conversion price below the offering price of the Company's common stock have been reflected in the net loss per share calculation for the period ended March 31, 1995 as if they had been outstanding for the full period.Shares relating to stock options were calculated using the treasury stock method.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations.


3.   INVENTORIES

    Inventories consist of the following:


                                                 MARCH 31,    DECEMBER 31,
                                                   1996          1995
                                                 ----------    ------------
                                                     (in thousands)
Finished goods                                   $   3,870   $      446
Work-in-process                                        393          333
Raw materials                                        2,151        1,968
                                                 ----------     ------------
    Total inventories                           $   6,414    $    2,747
                                                 ----------      ------------
                                                 ----------      ------------
4.  SIGNIFICANT EVENT

    BUILDING PURCHASE

    During the first quarter of 1996, the Company exercised an option under its lease to purchase the administrative and manufacturing facility. The lease was originally recorded as a long-term obligation and the building was recorded as an asset under property, plant and equipment.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company also manufactures private label snowboards and bindings under short-term agreements on an OEM basis. In prior years, the Company manufactured the majority of this private label product during the first two quarters of the year to reduce seasonal fluctuations in production and increase sales. With the proceeds from the Company's initial public offering in December 1995, the Company had the capital to be able to focus more of its financial resources on the build-up of inventory of "Morrow" branded products rather than producing and selling OEM products during the first quarter of 1996. The increase in inventories for the quarter are a result of the decision to build up inventory of "Morrow" branded products for delivery later in the year to fill preseason orders, rather than transact OEM sales as in the first quarter of prior years.

    The Company accumulates a significant backlog of sales orders beginning in February of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company begins to deliver snowboards, backlog decreases and is usually eliminated by the end of the year. The Company had net sales of $647,000 and estimated backlog sales orders of approximately $28,000,000 at March 31, 1996. At March 31, 1995, the Company had net sales of $2,717,000 and estimated backlog sales orders of approximately $18,600,000. Backlog sales orders are subject to cancellation.

    As a result of this shift in emphasis, 1996 first quarter sales consisted almost entirely of closeout and sales samples of "Morrow" branded products, while the majority of 1995 first quarter sales were OEM sales. The Company"s net sales decreased 76.2% to $647,000 for the quarter ended March 31, 1996 from $2,717,000 in the quarter ended March 31, 1995, causing the majority of operating expenses, as a percentage of net sales, to increase.

FORWARD-LOOKING STATEMENTS


    This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. the forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Morrow Snowboards wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, Morrow Snowboards' actual results and could cause actual consolidated results for the first quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Morrow Snowboards. These factors include, without limitation, new initiatives by competitors, price pressures, cancellation of preseason orders, inventory risks due to shifts in market demand, raw materials costs, the ability to manufacture product at planned costs, weather in primary winter resort areas of the world, and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended December 31, 1995.

    Management is unaware of any trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity. However, investors should also be aware of factors which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's markets; competitive product, advertising, promotional and pricing activity;

dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; and the difficulty of forecasting sales at certain times in certain markets.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of net sales.


                                              Quarters Ended March 31,       Year Ended
                                              -------------------------     -------------
                                                1996            1995        Dec. 31, 1995
                                              -------------------------     -------------
Net Sales                                       100.0 %         100.0 %         100.0 %
Cost of Goods Sold                               84.7            80.5            69.8
                                              -------------------------     -------------
Gross Profit                                     15.3            19.5            30.2
Operating Expenses:
Selling, marketing and customer service         138.0            24.8            14.1
Engineering, research and product development    27.6             5.9             3.2
General and administrative                       93.4            12.5             6.5
                                              -------------------------     -------------
Total Operating Expenses                        259.0            43.2            23.8
                                              -------------------------     -------------
Operating Income (Loss)                        (243.7)          (23.8)            6.4
Interest Expense                                 12.7             5.3             3.5
Interest Iincome                                (32.3)              -            (0.1)
                                              -------------------------     -------------
Income (Loss) Before Income Taxes              (224.1)          (29.1)            3.0
Income Tax Benefit (Expense)                     85.6            11.3            (1.0)
                                              -------------------------     -------------
Net Income (Loss)                              (138.5)%         (17.8)%           2.0 %
                                              -------------------------     -------------
                                              -------------------------     -------------


COMPARISON OF THE QUARTERS ENDED MARCH 31, 1996 AND 1995

    NET SALES. Net sales for the first quarter of 1996 decreased 76.2% to $647,000 from $2,717,000 in the first quarter of 1994 as a result of the Company's increased emphasis toward the production of "Morrow" branded products and a corresponding reduction in OEM sales. The sale of snowboards in the first quarter of 1996 decreased 87.2% to $280,000 from $2,181,000 for the first quarter of 1995. The sale of bindings decreased 35.9% to $202,000 for the first quarter of 1996 from $315,000 in the first quarter of 1995. The sale of boots increased 94.3% to $103,000 for the first quarter of 1996 compared to $53,000 in the first quarter of 1995. As a percentage of net sales, snowboards represented 43.3% in the first quarter of 1996 compared to 80.3% in the first quarter of 1995. In the first quarter of 1996, "Morrow" branded snowboards represented 42.8% of net sales compared to 16.9% in the first quarter of 1995. OEM snowboard sales were $3,000 in the first quarter of 1996 compared to $1,721,000 in the first quarter of 1995, representing .5% and 63.3% of net sales, respectively.
As a percentage of net sales, binding sales represented 31.2% in the first quarter of 1996 compared to 11.6% in the first quarter of 1995. Boot sales represented 15.9% of net sales in the first quarter of 1996 compared to 2.0% in the first quarter of 1995. The increase in boot sales is the result of the closeout of 1995/96 season during the first quarter of 1996.

    GROSS PROFIT. Gross profit for the first quarter of 1996 decreased 81.3% to $99,000 from $529,000 for the first quarter of 1995 as a result of the overall decrease in sales. Total gross margin for the first quarter of 1996 decreased to 15.3% from 19.5% for the first quarter of 1995. First quarter "Morrow" branded sales are largely comprised of closeout sales of 1995/96 product and sale samples of 1996/97 product. In addition, a significant amount of OEM sales occurred, increasing margins during the first quarter of 1995.

    SELLING, MARKETING AND CUSTOMER SERVICE. Selling, marketing and customer service expenses for the first quarter of 1996 increased 32.3% to $893,000 from $674,000 for the first quarter of 1995, representing 138.0% and 24.8% of net sales, respectively. The Company's growth required increased expenses associated with additional staff and professional team riders, increased promotion and marketing activities and an increase in trade show expenses. As a percentage of net sales, staff and employee-related expenses increased 21.7% and promotional and marketing expenses increased 37.0% and team contract expenses increased 18.0%. All other expense categories also increased as a percentage of net sales on a period-to-period basis because of the significant reduction in sales.

    ENGINEERING, RESEARCH AND PRODUCT DEVELOPMENT. Engineering, research and product development expenses for the first quarter of 1996 increased 11.2% to $179,000 from $161,000 for the first quarter of 1995, representing 27.7% and 5.9% of net sales, respectively. This increase was primarily due to additional staff and employee-related expenses. As a percentage of net sales, staff and employee-related expenses increased 14.9%. All other expense categories also increased as a percentage of net sales on a period-to-period basis because of the significant reduction in sales.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter of 1996 increased 77.6% to $604,000 from $340,000 for the first quarter of 1995, representing 93.4% and 12.5% of net sales, respectively. This increase was primarily due to additional staff and employee-related expenses and increased professional fees. As a percentage of net sales, staff and employee-related expenses increased 33.3% and professional fees increased 11.6%, primarily as the result of operating as a public company. All other expense categories also increased as a percentage of net sales on a period-to-period basis because of the significant reduction in sales.


    INTEREST EXPENSE. Interest expense decreased 43.1% to $82,000 for the first quarter of 1996 from $144,000 for the first quarter of 1995. This was the direct result of the company paying off its bank operating line with a portion of the proceeds provided by the Company's initial public offering in December 1995.

    INTEREST INCOME. Interest income of $208,000 in the first quarter of 1996 which results from investments made with a portion of the proceeds provided by the Company's initial public offering in December 1995, compared to zero interest income in the first quarter of 1995.

    INCOME TAX BENEFIT. The income tax benefit for the first quarter of 1996 was $554,000 compared to a benefit of $308,000 for the first quarter of 1995. The income tax benefit for the first quarter of 1996 and 1995 was based on the Company's estimated effective tax rate of approximately 38.0% and 39.0%, respectively.

    NET LOSS. The net loss for the first quarter of 1996 was $897,000 compared to a net loss of $482,000 for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital for the development of its technology and products, procurement of raw materials and other supplies, and capital equipment for its manufacturing facility. In December 1995, the Company completed its initial public offering which resulted in net proceeds of $18.5 million after deducting underwriting discounts and offering expenses. Prior to the offering, the Company had financed its growth and operations through numerous private placements of equity and debt securities, refinancings of its bank indebtedness and the incurrence of a significant number of capital leases. The Company"s cash flow has been constrained primarily due to its growth, seasonality and operating performance. With the proceeds from the offering, the Company is adequately capitalized to increase its focus on growing its "Morrow" branded products.

    The Company had $10,588,000 in cash at March 31, 1996. Net cash used in operating activities for the first quarter of 1996 was $1,235,000, resulting primarily from a net loss of $897,000, decreases in accounts receivable of $4,636,000 and increases in inventory of $3,667,000. The decrease in accounts receivable for the quarter is a result of collections during the quarter and fewer first quarter OEM sales than in prior years. The increase in inventories for the quarter are a result of the decision to build up inventory of "Morrow" branded products for delivery later in the year to fill preseason orders rather than transact OEM sales as in the first quarter of prior years. Net cash used in investing activities for the first quarter of 1996 was $1,051,000, which was used primarily for the purchase and construction of equipment. Net cash used in financing activities for the first quarter of 1996 was $2,152,000, primarily from the exercise of the option under the lease to purchase the Company's administrative and manufacturing facility. The lease was recorded as a long-term obligation and the building was already recorded as an asset under property, plant and equipment. At March 31, 1996, the Company had working capital of $17,848,000.

    Capital expenditures for the three months ended March 31, 1996 were $1,051,000. Capital expenditures were primarily for the purchase or construction of manufacturing equipment, fixtures, new snowboard, binding and boot toolings. The Company has a revolving credit facility with Bank of America Oregon (the "Bank"). Under its revolving facility, the Company has an operating line of $5,000,000. Availability under the revolving facility is based upon 80.0% of eligible domestic accounts receivable, 90.0% of eligible accounts receivable backed by letters of credit, and the lesser of $750,000 or 30.0% of eligible finished goods and raw material inventory. At March 31, 1996, there was no amount of outstanding principal under the facility. A commitment fee of 0.25% of the available balance under the credit facility is payable quarterly. Interest under the credit facility is payable on a monthly basis. The facility bears interest at the Bank's Reference Rate (9.0% at March 31, 1996) plus 0.75%. The Company has the option under the credit facility to enter into fixed interest rates for specified periods for all or a portion of the line of credit. The revolving facility is secured by substantially all of the Company's assets. The credit agreement with the Bank contains various covenants which require the Company, among other things, to meet certain objectives with respect to tangible net equity, the ratio of liabilities to tangible net equity, and the ratio of current assets to current liabilities. In addition, the agreement places certain limitations on capital expenditures, lease rental payments and other outside borrowings and prohibits the payment of dividends. In previous years, the Company from time to time has been in violation of certain operating covenants under its credit facilities. At March 31, 1996, the Company was in compliance with all of its covenants. The Company is renegotiating its revolving facility which expires June 1, 1996.

The Company"s debt structure is comprised of the following:

                                                          March 31,
                                                            1996
                                                          ---------
    Short-term debt:
    Operating line of credit                              $     -
    Current portion of long-term debt and capital
      lease obligations                                       304
                                                          ---------
      Total short-term debt                               $   304
                                                          ---------
                                                          ---------
    Long-term debt:
    Capital lease obligations                             $   705
      Less current portion                                   (304)
                                                          ---------
        Total long-term debt, net of current portion      $   401
                                                          ---------
                                                          ---------


The Company believes that its current cash flow from operations, available line of credit under its Credit Facility and net proceeds from its initial public offering will be adequate to meet its anticipated cash requirements for the next 125 months. The Company may need to raise additional capital if it makes any acquisitions or if working capital requirements are greater than anticipated. There can be no assurance that the Company will be able to raise additional capital on terms acceptable to the Company or that it will be able to do so on a timely basis.

                              PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


    The Company is not currently involved in any material litigation or legal proceedings and is not aware of any potentially material litigation or proceeding threatened against it other than as described below.

    In April 1996, a former employee of the Company filed a civil suit against the Company with the United States District Court alleging sexual harassment and wage discrimination, and seeking damages of $575,000, plus an unstated amount of wages and an equal amount as liquidated damages. Based on a review of the claims and discussions with counsel, the Company believes that it would have defenses to any such claims. Furthermore, the sexual harassment claims are limited by statute to attorney's fees, lost wages and a cumulative total of $200,000 in punitive and compensatory damages. If an appropriate basis for additional claims were found to exist in any such civil action, the complainant could raise additional claims and seek additional damages. The Company filed a response to the complaint and written discovery on May 1, 1996. This complaint against the Company was originally filed with the Bureau of Labor and Industries ("BOLI") in January 1995. Under a joint working relationship with the Equal Employment Opportunity Commission (the "EEOC"), the BOLI transferred the matter to the EEOC. In January 1996, the EEOC administratively dismissed the federal and state law claims without any findings on the merits of the claims.

    In June 1995, the Company received notice from a German company alleging that the Company"s M-1 bindings sold prior to 1995 infringe on a patent held by that company, which notice requests certain royalties based on M-1 binding sales. Based on a review of the infringement claims and discussions with counsel, the Company believes that it has defenses to such claims.

    In early January 1996, the Company terminated its distribution arrangement with its German distributor and appointed another company as its German distributor. In late January 1996, the Company received notice from the terminated German distributor alleging that the Company had an exclusive distribution agreement and that such distributor is entitled to certain royalty payments and other rights. Based on a review of such claims with German counsel, the Company believes that is has defenses to such claims.

    The Company intends to vigorously defend against any administrative proceeding or lawsuit brought seeking injunctive relief or damages from the Company. There can be no assurance, however, that the Company will be successful in the defense of any such claims. An award of damages or the expenditure of significant sums in such cases referenced above could have a material adverse effect on the Company"s financial condition and results of operations.


ITEM 2.  CHANGES IN SECURITIES.

         -None-

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         -None-


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         -None-


ITEM 5.  OTHER INFORMATION.

         -None-


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

    Exhibits - None.

    There have been no reports on Form 8-K filed with the Securities and Exchange Commission on behalf of the Company during the fiscal quarter ended March 31, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on May 13, 1996.

                                  MORROW SNOWBOARDS, INC.


                                  By:   /s/  Dennis R. Shelton
                                      -----------------------------------------
                                       Dennis R. Shelton
                                       CHIEF OPERATING OFFICER AND PRESIDENT
                                       (PRINCIPAL EXECUTIVE)

                                  By:  /s/  David S.Cleary
                                      -----------------------------------------
                                       David S. Cleary
                                       CHIEF FINANCIAL OFFICER AND SECRETARY
                                       (PRINCIPAL FINANCIAL AND ACCOUNTING
                                       OFFICER)