Form 10-Q
period 1996-06-30
MORROW SNOWBOARDS INC
filed 1996-08-14
CIK 866415

- - --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                            ------------------------------

                                      FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                            ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ yes / / no

    The number of shares outstanding of the registrant's common stock, no par value, as of August 13, 1996 was 5,698,599.

- - --------------------------------------------------------------------------------

                               MORROW SNOWBOARDS, INC.

                                        INDEX


     Part I.       Financial Information

              Item 1.   Financial Statements
                          Consolidated Balance Sheets
                          Consolidated Statements of Operations
                          Consolidated Statement of Shareholders' Equity Consolidated Statements of Cash Flows
                          Notes to Consolidated Financial Statements

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

     Signatures

                            PART I.  FINANCIAL INFORMATION


                            Item 1.  Financial Statements



                               MORROW SNOWBOARDS, INC.
                                For the Quarter Ended
                                    June 30, 1996

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

- - --------------------------------------------------------------------------------

ASSETS

                                                      June 30,    December 31,
                                                        1996          1995
                                                     -----------    -----------
Current Assets:
  Cash and cash equivalents                          $   4,544     $   15,026
  Accounts receivable, net                               2,302          5,886
  Inventories                                           10,408          2,747
  Prepaid expense                                          534            252
  Deferred income taxes                                  1,759            289
                                                     -----------    -----------
    Total Current Assets                                19,547         24,200
Property, Plant and Equipment, net                       8,188          6,936
Other Assets                                                34             43
                                                     -----------    -----------
    Total Assets                                    $   27,769     $   31,179
                                                     -----------    -----------
                                                     -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $   1,739      $   1,857
  Accrued liabilities                                      585            964
  Current portion of long-term debt and
   capital lease obligations                               286          2,657
                                                     -----------    -----------
    Total Current Liabilities                            2,610          5,478
Long-Term Liabilities:
  Capital lease obligations, net of current portion        357            475
  Deferred income taxes                                     76             76
                                                     -----------    -----------
    Total Long-Term Liabilities                            433            551
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, no par, 10,000,000 shares authorized
  no shares issued or outstanding                            -              -
  Common stock, no par, 20,000,000 shares authorized,
  5,698,599 and 5,500,448 shares issued and
  outstanding                                           26,332         25,385
  Notes receivable for common stock                        (94)           (94)
  Accumulated deficit                                   (1,512)          (141)
                                                     -----------    -----------
    Total Shareholders' Equity                          24,726         25,150
                                                     -----------    -----------
      Total Liabilities and Shareholders' Equity    $   27,769     $   31,179
                                                     -----------    -----------
                                                     -----------    -----------


                    See Notes to Consolidated Financial Statements

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

- - --------------------------------------------------------------------------------




                                        For The Six Months Ended      For The Three Months Ended
                                                  June 30,                      June 30,
                                        --------------------------    --------------------------
                                            1996           1995           1996           1995
                                        -----------    -----------    -----------    -----------
Net Sales                              $    2,685     $    4,751     $    2,038     $    2,034
Cost of Goods Sold                          1,935          3,597          1,387          1,409
                                        -----------    -----------    -----------    -----------
  Gross Profit                                750          1,154            651            625
Operating Expenses:
  Selling, marketing and customer
    service                                 1,614          1,209            721            535
  Engineering, research and product
    development                               365            335            186            174
  General and administrative                1,191            738            587            398
                                        -----------    -----------    -----------    -----------
      Total Operating Expenses              3,170          2,282          1,494          1,107
                                        -----------    -----------    -----------    -----------
Operating Loss                             (2,420)        (1,128)          (843)          (482)
Other Income (Expense):
  Interest expense                           (120)          (366)           (38)          (222)
  Interest income                             315              4            107             4
  Other income                                 15             16             15            16
                                        -----------    -----------    -----------    -----------
      Total Other Income (Expense)            210           (346)            84           (202)
                                        -----------    -----------    -----------    -----------
Loss Before Income Tax                     (2,210)        (1,474)          (759)          (684)
Income Tax Benefit                            839            575            285            267
                                        -----------    -----------    -----------    -----------
Net Loss                               $   (1,371)    $     (899)    $     (474)    $     (417)
                                        -----------    -----------    -----------    -----------
                                        -----------    -----------    -----------    -----------

Net Loss Per Share:                    $    (0.24)    $    (0.25)    $    (0.08)    $    (0.11)
                                        -----------    -----------    -----------    -----------
                                        -----------    -----------    -----------    -----------
Weighted Average Number of Shares
  Used in Computing Per Share
  Amounts:                              5,652,523      3,535,587      5,688,484      3,412,362
                                        -----------    -----------    -----------    -----------
                                        -----------    -----------    -----------    -----------




                    See Notes to Consolidated Financial Statements

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

- - --------------------------------------------------------------------------------



                                               Common Stock
                                         ------------------------         Notes      Accumulated
                                          Shares          Amount        Receivable      Deficit       Total
                                         ---------     ----------       ----------   -----------    ----------

Balance, December 31, 1995              5,500,448     $   25,385        $   (94)      $   (141)    $   25,150
  Common stock options exercised           58,203            116              -              -            116
  Warrant activity                        139,948            199              -              -            199
  Tax benefit for exercise of warrants          -            632              -              -            632
  Net loss                                      -              -              -         (1,371)        (1,371)
                                         ---------     ----------        --------      ---------    -----------
Balance, June 30, 1996                  5,698,599     $   26,332        $   (94)      $ (1,512)    $   24,726
                                         ---------     ----------        --------      ---------    -----------
                                         ---------     ----------        --------      ---------    -----------





                    See Notes to Consolidated Financial Statements

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)



                                                      For The Six Months Ended
                                                               June 30,
                                                     -------------------------
                                                        1996            1995
                                                      ----------       --------

Cash Flows From Operating Activities:
  Net loss                                           $  (1,371)       $  (899)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                         520            461
     Loss on retirement of assets                           20              -
     Deferred income taxes                                (838)          (575)
     Other                                                   -              5
     Changes in operating assets and liabilities:
        Decrease in accounts receivable                  3,584            513
        Increase in inventories                         (7,661)        (2,700)
        Increase in prepaid expenses                      (282)           (27)
        Decrease in officer advances                         -             21
        (Increase) decrease in other assets                  9            (49)
        Increase (decrease) in accounts payable           (118)            18
        Decrease in accrued liabilities                   (379)          (176)
                                                      ----------       --------
     Net Cash Used In Operating Activities              (6,516)        (3,408)
Cash Flows From Investing Activities:
  Acquisition of property and equipment                 (1,792)          (729)
  Proceeds from sale of equipment                            -             40
                                                      ----------       --------
     Net Cash Used In Investing Activities              (1,792)          (689)
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                   315              -
  Proceeds from subordinated debentures                      -          1,500
  Principal payments on long-term liabilities           (2,489)          (495)
  Line of credit borrowings, net                             -          2,583
                                                      ----------       --------
     Net Cash Provided By (Used In) Financing
       Activities                                       (2,174)         3,588
                                                      ----------       --------
Net Decrease In Cash and Cash Equivalents              (10,482)          (509)
Cash and Cash Equivalents at Beginning Of Period        15,026            509
                                                      ----------       --------
Cash and Cash Equivalents at End Of Period           $   4,544        $     -
                                                      ----------       --------
                                                      ----------       --------

Supplemental disclosure:
  Cash paid for interest                             $     120        $   346
  Cash paid for income taxes                                20              -
Noncash Transactions:
  Assets acquired under capital lease                        -            185
  Tax benefit on exercise of warrants                      632              -
  Conversion of debt to common stock                         -             25
  Stock option and warrant activity                          -             48


                    See notes to Consolidated Financial Statements

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

     DESCRIPTION OF BUSINESS

     Morrow Snowboards, Inc. and subsidiary (the "Company"), headquartered in Salem, Oregon, were organized in October 1989 to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States and to international distributors in several foreign countries. The Company operates in a single business segment. The consolidated financial statements include the wholly-owned subsidiary, Morrow International, Inc., a Guam foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

     The Company operates in a relatively new and rapidly growing segment of the sporting goods industry which is highly seasonal. Further, the Company has undergone significant expansion since its inception in 1989 in its manufacturing, marketing and sales activities. These and other factors present certain risks to the future operations of the Company.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at June 30, 1996, and for the three and six months ended June 30, 1996 and 1995, they do not include all notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended December 31, 1995, contained in the Company's Form 10-K, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the full year.

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

     Pursuant to Securities and Exchange Commission Staff Accounting
Bulletin 83, common stock options granted and Convertible Subordinated Debentures issued during the 12 months immediately preceding the Company's initial public offering date with an exercise or conversion price below the offering price of the Company's common stock have been reflected in the net loss per share calculation for the period ended June 30, 1995 as if they had been outstanding for the full period. Shares relating to stock options were calculated using the treasury stock method.

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


3.   INVENTORIES

     Inventories consist of the following:

                           June 30,          December 31,
                             1996                1995
                         ----------          ------------
                                (in thousands)
Finished Goods           $    7,301          $     446
Work-in-process                 736                333
Raw materials                 2,371              1,968
                         ----------          ------------
  Total inventories      $   10,408          $   2,747
                         ----------          ------------
                         ----------          ------------


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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name and, to a lesser extent, on an OEM basis. In 1996, the Company implemented a business strategy to further develop and support "Morrow" branded products and de-emphasize OEM sales. The proceeds from the Company's initial public offering in December 1995 has provided the capital necessary to implement this strategy. The majority of "Morrow" branded product sales occur primarily in the third and fourth quarters of the year whereas OEM sales occur in the first two quarters of the year. In previous years, OEM sales helped reduce seasonal fluctuations in production and sales. In the first half of 1996, the Company's strategy shift resulted in a significant decline in net sales as compared to the same period in 1995. However, the Company anticipates a substantial increase in sales during the latter half of 1996 as it fills its preseason orders for "Morrow" branded products from its inventory and continued production.

     The Company's net sales decreased 43.5% to $2,685,000 for the six months ended June 30, 1996 from $4,751,000 for the first six months of 1995. For the six months ended June 30, 1996, "Morrow" branded snowboard sales represented 74.5% of net sales compared to 10.7% for the six months ended June 30, 1995.
OEM snowboard sales represented 0.3% and 69.8% of net sales, respectively. Operating expenses, as a percentage of net sales, increased in the first half of 1996 over the first half of 1995 because of reduced sales and further growth and support of the "Morrow" brand, a result of the business strategy implemented at the beginning of 1996.

     The Company accumulates a significant backlog of sales orders beginning in February of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company delivers snowboards, the backlog decreases and is usually eliminated by the end of the year. The Company had net sales of $2,685,000 and estimated open sales orders of approximately $26,400,000 at June 30, 1996. At June 30, 1995 the Company had net sales of $4,751,000 and estimated open sales orders of approximately $16,500,000. Open sales orders are subject to cancellation.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Morrow Snowboards wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, Morrow Snowboards' actual results and could cause actual consolidated results for the first six months of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Morrow Snowboards. These factors include, without limitation, new initiatives by competitors, price pressures, cancellation of preseason orders, inventory risks due to shifts in market demand, raw materials costs, the ability to manufacture product at planned costs, weather in primary winter resort areas of the world, and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended December 31, 1995. Additionally, investors should be aware of global factors which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's markets. Management is presently unaware of any trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of net sales.

                              Six Months Ended June 30,          Year Ended
                              -------------------------     -----------------
                                 1996        1995           December 31, 1995
                              -------------------------     -----------------
Net Sales                        100.0 %     100.0 %               100.0 %
Cost of Goods Sold                72.1        75.7                  69.8
                              -------------------------     -----------------
   Gross Profit                   27.9        24.3                  30.2
Operating Expenses:
   Selling, marketing and
     customer service             60.1        25.4                  14.1
   Engineering, research and
     product development          13.6         7.1                   3.2
   General and administrative     44.4        15.5                   6.5
                              -------------------------     -----------------
   Total Operating Expenses      118.1        48.0                  23.8
Operating Income (Loss)          (90.2)      (23.7)                  6.4
   Interest Expense               (4.5)       (7.7)                 (3.5)
   Interest Income                11.7         0.1                   0.1
Other Income                       0.6         0.3                     -
                              -------------------------     -----------------
Income (Loss) Before Income
  Taxes                          (82.4)      (31.0)                  3.0
Income Tax Benefit (Expense)      31.2        12.1                  (1.0)
                              -------------------------     -----------------
Net Income (Loss)                (51.2)%     (18.9)%                 2.0 %
                              -------------------------     -----------------
                              -------------------------     -----------------

COMPARISON OF THE SIX  MONTHS ENDED JUNE 30, 1996 AND 1995

     NET SALES. Net sales for the six months ended June 30, 1996 decreased 43.5% to $2,685,000 from $4,751,000 for the same period in 1995 as a result of the Company's business strategy to further develop, support and produce "Morrow" branded products and reduce OEM sales. The sale of snowboards for the six months ended June 30, 1996 decreased 47.4% to $2,009,000 from $3,822,000 for the same period a year ago. For the six months ended June 30, 1996, "Morrow" branded snowboards represented 74.5% of net sales compared to 10.7% for the six months ended June 30, 1995. OEM snowboard sales were $8,000 for the six months ended June 30, 1996 compared to $3,314,000 for the six months ended June 30, 1995, representing 0.3% and 69.8% of net sales, respectively. As a percentage of net sales, snowboards represented 74.8% for the six months ended June 30, 1996 compared to 80.4% for the six months ended June 30, 1995. The sale of bindings decreased 29.3% to $482,000 for the six months ended June 30, 1996 from $682,000 for the six months ended June 30, 1995. The sale of boots increased 101.8% to $113,000 for the six months ended June 30, 1996 compared to $56,000 for the same period in 1995. As a percentage of net sales, binding sales represented 18.0% for the six months ended June 30, 1996 compared to 14.4% for the six months ended June 30, 1995. Boot sales represented 4.2% of net sales for the six months ended June 30, 1996 compared to 1.2% for the six months ended June 30, 1995.
The decrease in binding sales is the result of the Company's shift in emphasis toward "Morrow" branded product, the majority of which is delivered in the last two quarters of the year, and away from OEM product, which is normally delivered in the first and second quarters of the year. The increase in boot sales is the result of the closeout of 1995/96 season boots during the first quarter of 1996.

     GROSS PROFIT. Gross profit for the six months ended June 30, 1996 decreased 35.0% to $750,000 from $1,154,000 for the same period in 1995 as a result of the overall decrease in sales. Total gross margin for the second quarter of 1996 increased 16.6% to 31.9% from 15.3% in the first quarter for a combined 27.9% for the six months ended June 30, 1996, compared to 24.3% for the six months ended June 30, 1995, an increase of 3.6% on a year-to-year basis. This is largely a result of the increased sales of "Morrow" branded snowboards, which have higher margins relative to OEM snowboards.

     SELLING, MARKETING AND CUSTOMER SERVICE. Selling, marketing and customer service expenses for the six months ended June 30, 1996 increased 33.5% to $1,614,000 from $1,209,000 for the same period in 1995, representing 60.1% and 25.4% of net sales, respectively. The Company's growth required increased expenses associated with additional staff, increased promotion and marketing activities, trade show expenses and travel expenses, as well as the implementation of an on-hill "tech rep" program and the establishment of a product management department. As a percentage of net sales, staff and employee-related expenses increased 7.1%, promotion and marketing expenses increased 12.6%, trade show expenses increased 1.4% and travel expenses increased 2.3%. The on-hill "tech rep" program, which represented 1.4% of net sales in the first six months of 1996, was implemented in late 1995. In addition, the Company created a product management department in the second quarter of 1996. Product management consulting services represented 1.5% of net sales for the first six months of 1996. All other expense categories also increased as a percentage of net sales on a period-to-period basis because of the reduction in sales.

     ENGINEERING, RESEARCH AND PRODUCT DEVELOPMENT. Engineering, research and product development expenses for the six months ended June 30, 1996 increased 9.0% to $365,000 from $335,000 for the six months ended June 30, 1995, representing 13.6% and 7.1% of net sales, respectively. This increase was primarily due to additional staff and employee-related expenses. As a percentage of net sales, staff and employee-related expenses increased 4.3%. All other expense categories also increased as a percentage of net sales on a period-to-period basis because of the reduction in sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended June 30, 1996 increased 61.4% to $1,191,000 from $738,000 for the six months ended June 30, 1995, representing 44.4% and 15.5% of net sales, respectively. This increase was primarily due to additional staff and employee-related expenses, increased professional fees and expenses attributable to being a public company and increases in bad debt reserve, insurance and recruitment expenses. As a percentage of net sales, staff and employee-related expenses increased 9.7%, professional fees and public company expenses increased 7.8%, bad debt expense increased 2.1%, insurance expenses increased 2.5% and recruitment expenses increased 2.0%. All other expense categories also increased as a percentage of net sales on a period-to-period basis because of the reduction in sales.

     INTEREST EXPENSE. Interest expense decreased 67.2% to $120,000 for the six months ended June 30, 1996 from $366,000 for the six months ended June 30, 1995. This was the direct result of the Company paying off its bank operating line and purchasing its manufacturing facility with a portion of the proceeds provided by the Company's initial public offering in December 1995. The manufacturing facility, which was purchased in March of 1996, was formerly recorded as a long-term capital lease.

     INTEREST INCOME. Interest income of $315,000 for the six months ended June 30, 1996 results from investments made with a portion of the proceeds provided by the Company's initial public offering in December 1995, compared to $4,000 of interest income in the first six months of 1995.

     INCOME TAX BENEFIT. The income tax benefit for the six months ended June 30, 1996 was $839,000 compared to a benefit of $575,000 for the six months ended June 30, 1995. The income tax benefit for the six months ended June 30, 1996 and 1995 was based on the Company's estimated effective tax rate of approximately 38.0% and 39.0%, respectively.

     NET LOSS. The net loss for the six months ended June 30, 1996 was $1,371,000 compared to a net loss of $899,000 for the six months ended June 30, 1995.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     NET SALES. Net sales for the second quarter of 1996 remained relatively stable at $2,038,000 in the second quarter of 1996 compared to $2,034,000 in the second quarter of 1995. However, the mix changed considerably as a result of the Company's increased emphasis toward the production of "Morrow" branded products and a corresponding reduction in OEM sales. The sale of snowboards in the second quarter of 1996 increased 5.4% to $1,729,000 from $1,641,000 for the second quarter of 1995. In the second quarter of 1996, "Morrow" branded snowboards represented 84.6% of net sales compared to 2.4% in the second quarter of 1995. OEM snowboard sales were $5,000 in the second quarter of 1996 compared to $1,593,000 in the second quarter of 1995, representing 0.2% and 78.3% of net sales, respectively. As a percentage of net sales, snowboards represented 84.8% in the second quarter of 1996 compared to 80.7% in the second quarter of 1995. The sale of bindings decreased 23.7% to $280,000 for the second quarter of 1996 from $367,000 in the second quarter of 1995. As a percentage of net sales, binding sales represented 13.7% in the second quarter of 1996 compared to 18.0% in the second quarter of 1995. The decrease in binding sales is the result of the Company's shift in emphasis away from OEM product toward "Morrow" branded product, the majority of which is delivered in the last two quarters of the year. The sale of boots increased 233.3% to $10,000 for the second quarter of 1996 compared to $3,000 in the second quarter of 1995. Boot sales represented 0.5% of net sales in the second quarter of 1996 compared to 0.1% in the second quarter of 1995.

     GROSS PROFIT. Gross profit for the second quarter of 1996 increased 4.2% to $651,000 from $625,000 for the second quarter of 1995. Total gross margin for the second quarter of 1996 increased to 31.9% from 30.7% for the second quarter of 1995. This is largely a result of the Company's strategy change toward "Morrow" branded snowboards, which have higher margins relative to OEM snowboards.

     SELLING, MARKETING AND CUSTOMER SERVICE. Selling, marketing and customer service expenses for the second quarter of 1996 increased 34.8% to $721,000 from $535,000 for the second quarter of 1995, representing 35.4% and 26.3% of net sales, respectively. This increase was primarily due to the addition of staff, increased promotion and marketing activities and the establishment of a product management department. As a percentage of net sales, staff and employee-related expenses increased 1.8%, promotion and marketing expenses increased 6.0% and product management consulting services represented 1.0% of net sales for the second quarter of 1996. All other expense categories remained consistent as a percentage of net sales.

     ENGINEERING, RESEARCH AND PRODUCT DEVELOPMENT. Engineering, research and product development expenses for the second quarter of 1996 increased 6.9% to $186,000 from $174,000 for the second quarter of 1995, representing 9.1% and 8.6% of net sales, respectively. All other expense categories remained consistent as a percentage of net sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter of 1996 increased 47.5% to $587,000 from $398,000 for the second quarter of 1995, representing 28.8% and 19.6% of net sales, respectively. This increase resulted from an increase in professional services and expenses attributable to being a public company and increased recruitment and insurance expenses. As a percentage of net sales, professional services and public company expenses increased 5.9%, recruitment expenses increased 1.9% and insurance expenses increased 1.1%. All other expense categories remained consistent as a percentage of net sales.

     INTEREST EXPENSE. Interest expense decreased 82.9% to $38,000 for the second quarter of 1996 from $222,000 for the second quarter of 1995. This was the direct result of the Company paying off its bank operating line and reducing other debt, including purchasing its manufacturing facility, with a portion of the proceeds provided by the Company's initial public offering in December 1995.

     INTEREST INCOME. Interest income of $107,000 in the second quarter of 1996 results from investments made with a portion of the proceeds provided by the Company's initial public offering in December 1995, compared to $4,000 of interest income in the second quarter of 1995.

     INCOME TAX BENEFIT. The income tax benefit for the second quarter of 1996 was $285,000 compared to a benefit of $267,000 for the second quarter of 1995. The income tax benefit for the second quarter of 1996 and 1995 was based on the Company's estimated effective tax rate of approximately 38.0% and 39.0%, respectively.

     NET LOSS. The net loss for the second quarter of 1996 was $474,000 compared to a net loss of $417,000 for the second quarter of 1995.



LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital for the development of its technology and products, procurement of raw materials and other supplies, and capital equipment for its manufacturing facility. In December 1995, the Company completed its initial public offering which resulted in net proceeds of $18.5 million after deducting underwriting discounts and offering expenses. Prior to the offering, the Company had financed its growth and operations through numerous private placements of equity and debt securities, refinancings of its bank indebtedness and the incurrence of a significant number of capital leases. The Company's cash flow has been constrained primarily due to its growth, seasonality and operating performance. With the proceeds from the offering, the Company is more adequately capitalized to increase its focus on growing its "Morrow" branded products.

     The Company had $4,544,000 in cash and cash equivalents at June 30, 1996. Net cash used in operating activities for the six months ended June 30, 1996 was $6,516,000, primarily for the inventory buildup of "Morrow" branded product for shipment later in the year. Net cash used in investing activities for the six months ended June 30, 1996 was $1,792,000, which was used primarily for the purchase and construction of equipment. Net cash used in financing activities for the six months ended June 30, 1996 was $2,174,000, which was primarily used to pay off the manufacturing facility debt and reduce other long term capital lease obligations. At June 30, 1996, the Company had working capital of $16,937,000.

     The Company has a revolving credit facility with Bank of America Oregon (the "Bank"). Under its revolving facility, the Company has an operating line of $5,000,000. Availability under the revolving facility is based upon 80% of eligible domestic accounts receivable, 90.0% of eligible accounts receivable backed by letters of credit, and the lesser of $750,000 or 30.0% of eligible finished goods and raw material inventory. At June 30, 1996, there was no amount of outstanding principal under the facility. A commitment fee of 0.25% of the available balance under the credit facility is payable quarterly. Interest under the credit facility is payable on a monthly basis. The facility bears interest at the Bank's Reference Rate (9.0% at June 30, 1996) plus 0.75%. The Company has the option under the credit facility to enter into fixed interest rates for specified periods for all or a portion of the line of credit. The revolving facility is secured by substantially all of the Company's assets. The credit agreement with the Bank contains various covenants which require the Company, among other things, to meet certain objectives with respect to tangible net equity, the ratio of liabilities to tangible net equity, and the ratio of current assets to current liabilities. In addition, the agreement places certain limitations on capital expenditures, lease rental payments and other outside borrowings and prohibits the payment of dividends.
At June 30, 1996, the Company was in compliance with all of its covenants. The Company is renegotiating its revolving facility which has been extended through August 1, 1996.



The Company's debt structure is comprised of the following:

                                             June 30, 1996
                                             -------------
     Short-term debt:
     Operating line of credit                $          -
     Current portion of long-term debt
      and capital lease obligations                   286
                                             -------------
       Total short-term debt                 $        286
                                             -------------
                                             -------------
     Long-term debt:
     Capital lease obligations               $        643
       Less Current portion                          (286)
                                             -------------
         Total long-term debt, net of
           current portion                   $        357
                                             -------------
                                             -------------


The Company believes that its cash flow from operations, available line of credit under its Credit Facility and net proceeds from its initial public offering will be adequate to meet its anticipated cash requirements for the next 12 months. The Company may need to raise additional capital if it makes any acquisitions or if working capital requirements are greater than anticipated. There can be no assurance that the Company will be able to raise additional capital on terms acceptable to the Company or that it will be able to do so on a timely basis.

                              PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


     The Company is not currently involved in any material litigation or legal proceedings and is not aware of any potentially material litigation or proceeding threatened against it other than as described below.

     In April 1996, a former employee of the Company filed a civil suit against the Company with the United States District Court alleging sexual harassment and wage discrimination, and seeking damages of $575,000 plus lost wages in an unstated amount and an equal amount of lost wages as liquidated damages. Based on a review of the claims and discussions with counsel, the Company believes that it would have defenses to any such claims. Furthermore, the Company believes the claims are limited by statute to a cumulative total of $200,000 in punitive and compensatory damages, plus attorneys' fees and lost wage damages. If an appropriate basis for additional claims were found to exist in any such civil action, the complainant could raise additional claims and seek additional damages. The Company filed a response to the complaint and written discovery on May 1, 1996. This complaint against the Company was originally filed with the Bureau of Labor and Industries (the "BOLI") in January 1995. Under a joint working relationship with the Equal Employment Opportunity Commission (the "EEOC"), the BOLI transferred the matter to the EEOC. In January 1996, the EEOC administratively dismissed the federal and state law claims without any findings on the merits of the claims.

     In June 1995, the Company received notice from a German company alleging that the Company's M-1 bindings sold prior to 1995 infringe on a patent held by that company, which notice requests certain royalties based on M-1 binding sales. Based on a review of the infringement claims and discussions with counsel, the Company believes that it has defenses to such claims.

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

     The Company intends to vigorously defend against any administrative proceeding or lawsuit brought seeking injunctive relief or damages from the Company. There can be no assurance, however, that the Company will be successful in the defense of any such claims. An award of damages or the expenditure of significant sums in such cases referenced above could have a material adverse effect on the Company's financial condition and results of operations.


ITEM 2.  CHANGES IN SECURITIES.

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On June 26, 1996 at the Company's annual shareholder's meeting, the following matters were submitted to the shareholders:

          1) Election of the Company's six directors to serve until the next annual shareholder's meeting.

          2) Ratification of Arthur Andersen as the Company's independent auditors for the fiscal year ending December 31, 1996.


ITEM 5.  OTHER INFORMATION.

          None.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

          Exhibits - None.

          There have been no reports on Form 8-K filed with the Securities and Exchange Commission on behalf of the Company during the six months ended June 30, 1996.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on August 13, 1996.

                              MORROW SNOWBOARDS, INC.


                              By:   /s/  Dennis R. Shelton
                                   -----------------------------------
                                     Dennis R. Shelton
                                     CHIEF OPERATING OFFICER AND PRESIDENT
                                      (PRINCIPAL EXECUTIVE)

                              By:  /s/  David S.Cleary
                                   -----------------------------------
                                     David S. Cleary
                                     CHIEF FINANCIAL OFFICER AND SECRETARY
                                     (PRINCIPAL FINANCIAL AND ACCOUNTING
                                     OFFICER)