Form 10-Q
period 1996-09-30
MORROW SNOWBOARDS INC
filed 1996-11-14
CIK 866415

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ------------------------------
                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                        COMMISSION FILE NUMBER 0-27002
                    --------------------------------------

                           MORROW SNOWBOARDS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            OREGON                                      93-1011046
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                    --------------------------------------

                           2600 PRINGLE ROAD, S.E.
                             SALEM, OREGON  97302
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (503) 375-9300
               (REGISTRANT'S TELEPHONE NUMBER; INCLUDING AREA CODE)

                    --------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ yes / / no

     The number of shares outstanding of the registrant's common stock, no par value, as of November 8, 1996 was 5,762,299.

-------------------------------------------------------------------------------

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

Signatures

                          PART I.  FINANCIAL INFORMATION

                          Item 1.  Financial Statements




                              MORROW SNOWBOARDS, INC.
                               For the Quarter Ended
                                 September 30, 1996

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

-------------------------------------------------------------------------------
ASSETS

                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  -----------
Current Assets:
 Cash and cash equivalents                            $  8,227       $  15,026
 Accounts receivable, net                                9,521           5,886
 Inventories                                             5,673           2,747
 Prepaid expense                                           464             252
 Deferred income taxes                                     289             289
                                                     -------------  -----------
  Total Current Assets                                  24,174          24,200
Property, Plant and Equipment, net                       8,849           6,936
Other Assets                                                35              43
                                                     -------------  -----------
   Total Assets                                       $ 33,058       $  31,179
                                                     -------------  -----------
                                                     -------------  -----------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                     $  1,540       $   1,857
 Accrued liabilities                                     2,744             964
 Current portion of long-term debt and
 capital lease obligations                                 263           2,657
                                                     -------------  -----------
  Total Current Liabilities                              4,547           5,478
Long-Term Liabilities:
 Capital lease obligations, net of current portion         316             475
 Deferred income taxes                                      76              76
                                                     -------------  -----------
  Total Long-Term Liabilities                              392             551
Shareholders' Equity:
 Preferred stock, no par, 10,000,000 shares authorized
  no shares issued or outstanding                          -               -
 Common stock, no par, 20,000,000 shares authorized,
 5,762,299 and 5,500,448 shares issued and outstanding  26,656          25,385
 Notes receivable for common stock                         (94)            (94)
 Accumulated earnings (deficit)                          1,557            (141)
                                                     -------------  -----------
  Total Shareholders' Equity                            28,119          25,150
                                                     -------------  -----------
   Total Liabilities and Shareholders' Equity         $ 33,058       $  31,179
                                                     -------------  -----------
                                                     -------------  -----------

               See Notes to Consolidated Financial Statements

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

-------------------------------------------------------------------------------

                                               For The Nine            For The Three
                                               Months Ended            Months Ended
                                               September 30,           September 30,
                                             --------------------    -------------------
                                                1996        1995        1996    1995
                                             ----------  ---------- ----------  ---------
Net Sales                                    $   22,352   $ 14,963   $ 19,667  $  10,212
Cost of Goods Sold                               13,896     10,703     11,961      7,106
                                             ----------  ---------- ----------  ---------
 Gross Profit                                     8,456      4,260      7,706      3,106
Operating Expenses:
 Selling, marketing and customer service          3,361      2,217      1,747      1,008
 Engineering, research and product development      546        588        181        253
 General and administrative                       2,068      1,210        877        472
                                             ----------  ---------- ----------  ---------
  Total Operating Expenses                        5,975      4,015      2,805      1,733
                                             ----------  ---------- ----------  ---------
Operating Income                                  2,481        245      4,901      1,373
Other Income (Expense):
 Interest expense                                  (149)      (639)       (29)      (273)
 Interest income                                    394          4         79         --
 Other income (expense)                              94          2         79        (14)
                                             ----------  ---------- ----------  ---------
  Total Other Income (Expense)                      339       (633)       129       (287)
                                             ----------  ---------- ----------  ---------
Income (Loss) Before Income Tax                   2,820       (388)     5,030      1,086
Income Tax Benefit (Expense)                     (1,122)       170     (1,961)      (405)
                                             ----------  ---------- ----------  ---------
Net Income (Loss)                            $    1,698   $   (218)  $  3,069  $     681
                                             ----------  ---------- ----------  ---------
                                             ----------  ---------- ----------  ---------

Net Income (Loss) Per Share:
 Primary                                     $     0.28   $  (0.05)  $  0.51   $    0.20
                                             ----------  ---------- ----------  ---------
                                             ----------  ---------- ----------  ---------
 Fully Diluted                               $     0.28   $  (0.05)  $  0.51   $    0.18
                                             ----------  ---------- ----------  ---------
                                             ----------  ---------- ----------  ---------
Weighted Average Number of Shares Used in
  Computing Per Share Amounts:
 Primary                                      6,037,868  3,539,549  6,039,041   3,791,760
                                             ----------  ---------- ----------  ---------
                                             ----------  ---------- ----------  ---------
 Fully Diluted                                6,043,627  3,539,549  6,046,066   4,031,686
                                             ----------  ---------- ----------  ---------
                                             ----------  ---------- ----------  ---------

               See Notes to Consolidated Financial Statements

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

-------------------------------------------------------------------------------



                                          Common Stock                Accumulated
                                          ------------       Notes     Earnings
                                       Shares     Amount  Receivable   (Deficit)   Total
                                      ---------  -------  ----------  ----------- -------
Balance, December 31, 1995            5,500,448  $25,385  $  (94)      $   (141)  $25,150
 Common stock options exercised         117,003      327      -               -       327
 Warrant activity                       144,848      212      -               -       212
 Tax benefit for exercise of warrants
   and stock options                          -      732      -               -       732
 Net Income                                   -        -      -           1,698     1,698
                                      ---------  -------  ----------  ----------- -------
Balance, September 30, 1996           5,762,299  $26,656  $  (94)      $  1,557   $28,119
                                      ---------  -------  ----------  ----------- -------
                                      ---------  -------  ----------  ----------- -------

                 See Notes to Consolidated Financial Statements

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

------------------------------------------------------------------------------

                                                            For The Nine Months Ended
                                                                 September 30,
                                                            -------------------------
                                                               1996           1995
                                                            ---------     -----------
Cash Flows From Operating Activities:
 Net Income (Loss)                                          $  1,698         $    (218)
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                  793               678
  Loss on retirement of assets                                    24                 -
  Deferred income taxes                                            -              (170)
  Other                                                            -                 6
  Changes in operating assets and liabilities:
   Increase in accounts receivable                            (3,635)           (4,425)
   Increase in inventories                                    (2,926)           (1,412)
   Increase in prepaid expenses                                 (212)              (60)
   Decrease in officer advances                                    -                21
     (Increase) decrease in other assets                           8               (26)
   Increase (decrease) in accounts payable                      (317)              739
   Increase in accrued liabilities                             2,512                77
                                                            ---------       -----------
  Net Cash Used In Operating Activities                       (2,055)           (4,790)
Cash Flows From Investing Activities:
 Acquisition of property and equipment                        (2,733)             (719)
 Proceeds from sale of equipment                                   3                40
                                                            ---------       -----------
  Net Cash Used In Investing Activities                       (2,730)             (679)
Cash Flows From Financing Activities:
 Line of credit borrowings, net                                    -             3,365
 Proceeds from issuance of long-term liabilites                    -               800
 Proceeds from issuance of common stock                          539                 -
 Proceeds from subordinated debentures                             -             1,500
 Principal payments on long-term liabilities                  (2,553)             (615)
 Increase in other assets                                          -               (89)
                                                            ---------       -----------
  Net Cash Provided By (Used In) Financing Activities         (2,014)            4,961
                                                            ---------       -----------
Net Decrease In Cash and Cash Equivalents                     (6,799)             (508)
Cash and Cash Equivalents at Beginning of Period              15,026               509
                                                            ---------       -----------
Cash and Cash Equivalents at End of Period                  $  8,227         $       1
                                                            ---------       -----------
                                                            ---------       -----------


Supplemental disclosure:
 Cash paid for interest                                     $    150         $     846
 Cash paid for income taxes                                       20                 -
Noncash Transactions:
 Assets acquired under capital lease                               -               434
 Tax benefit on exercise of warrants and stock options           732                 -
 Conversion of debt to common stock                                -                25
 Warrant and stock option activity                                 -               191


                    See Notes to Consolidated Financial Statements

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

      DESCRIPTION OF BUSINESS

     Morrow Snowboards, Inc. (the "Company"), headquartered in Salem, Oregon, was organized in October 1989 to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States and to international distributors in several foreign countries. The Company operates in a single business segment. The consolidated financial statements include its wholly-owned subsidiary, Morrow International, Inc., a Guam foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

     The Company operates in a relatively new and rapidly growing segment of the sporting goods industry which is highly seasonal. Further, the Company has undergone significant expansion since its inception in 1989 in its manufacturing, marketing and sales activities. These and other factors present certain risks to the future operations of the Company.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 1996, and for the three and nine months ended September 30, 1996 and 1995, they do not include all notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended December 31, 1995, contained in the Company's Form 10-K, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the full year.

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

     NET INCOME (LOSS) PER SHARE

     Net income (loss) per share has been computed by dividing net income
(loss) by the weighted average number of common shares and equivalents outstanding (if dilutive). Common share equivalents (if dilutive) included in the computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock method.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin 83, common stock options granted and Convertible Subordinated Debentures issued during the 12 months immediately preceding the Company's initial public offering date with an exercise or conversion price below the offering price of the Company's common stock have been reflected in the net income per share calculation for the period ended September 30, 1995 as if they had been outstanding for the full period. Shares relating to stock options were calculated using the treasury stock method.

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

3.    INVENTORIES

Inventories consist of the following:
                                      September 30,            December 31,
                                         1996                      1995
                                      -------------            ------------
                                                  (in thousands)
                                                    (unaudited)
Finished goods                           $  3,423               $    446
Work-in-process                               311                    333
Raw materials                               1,939                  1,968
                                      -------------            ------------
  Total inventories                      $  5,673               $  2,747
                                      -------------            ------------
                                      -------------            ------------

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name and, to a lesser extent, on an OEM basis. In 1996, the Company implemented a business strategy to further develop and support "Morrow" branded products and de-emphasize OEM sales. The proceeds from the Company's initial public offering in December 1995 has provided the capital necessary to implement this strategy. The majority of "Morrow" branded product sales occur primarily in the third and fourth quarters of the year whereas OEM sales typically occur in the first two quarters of the year.

     The Company's net sales increased 49.4% to $22,352,000 for the nine months ended September 30, 1996 from $14,963,000 for the first nine months of 1995. For the nine months ended September 30, 1996, "Morrow" branded snowboard sales represented 68.7% of net sales compared to 46.9% for the nine months ended September 30, 1995. OEM snowboard sales represented 0.9% and 23.3% of net sales, respectively. Operating expenses remained relatively constant as a percentage of net sales for the first nine months of 1996 compared to the first nine months of 1995.

     The Company accumulates a significant backlog of sales orders beginning in February of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company delivers snowboards, the backlog decreases and is usually eliminated by the end of the year. The Company had net sales of $22,352,000 and estimated open sales orders (preseason orders AND new orders) of approximately $7,500,000 at September 30, 1996. At September 30, 1995 the Company had net sales of $14,963,000 and estimated open sales orders of approximately $7,100,000. Open sales orders are subject to cancellation.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Morrow Snowboards wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, Morrow Snowboards' actual results and could cause actual consolidated results for the first nine months of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Morrow Snowboards. These factors include, without limitation, new initiatives by competitors, price pressures, cancellation of preseason orders, sell-through of competitors' products, inventory risks due to shifts in market demand, raw materials costs, the ability to manufacture product at planned costs, weather in primary winter resort areas of the world, and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended December 31, 1995. Additionally, investors should be aware of global factors which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's markets. Management is presently unaware of any trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of net sales.

                                              Nine Months Ended    Year Ended
                                                September 30,     December 31,
                                              -----------------   ------------
                                                1996      1995        1995
                                              ------      -----      -----
Net Sales                                      100.0%     100.0%     100.0%
Cost of Goods sold                              62.2       71.5       69.8
                                              ------      -----      -----
 Gross Profit                                   37.8       28.5       30.2
Operating Expenses:
 Selling, marketing and customer service        15.0       14.8       14.1
 Engineering, research and product development   2.4        3.9        3.2
 General and administrative                      9.3        8.1        6.5
                                              ------      -----      -----
   Total Operating Expenses                     26.7       26.8       23.8
                                              ------      -----      -----
Operating Income                                11.1        1.7        6.4
 Interest expense                                0.7        4.3        3.5
 Interest income                                (1.8)         -          -
 Other (income) expense                         (0.4)         -       (0.1)
                                              ------      -----      -----
Income (Loss) Before Income Taxes               12.6       (2.6)       3.0
Income Tax Benefit (Expense)                    (5.0)       1.1       (1.0)
                                              ------      -----      -----
Net Income (Loss)                                7.6%      (1.5)%      2.0%
                                              ------      -----      -----
                                              ------      -----      -----


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     NET SALES. Net sales for the nine months ended September 30, 1996 increased 49.4% to $22,352,000 from $14,963,000 for the same period in 1995. The sale of snowboards for the nine months ended September 30, 1996 increased 48.0% to $15,553,000 from $10,506,000 for the same period a year ago. For the nine months ended September 30, 1996, "Morrow" branded snowboards represented 68.7% of net sales compared to 46.9% for the nine months ended September 30, 1995. OEM snowboard sales were $206,000 for the nine months ended September 30, 1996 compared to $3,486,000 for the nine months ended September 30, 1995, representing 0.9% and 23.3% of net sales, respectively. As a percentage of net sales, snowboards represented 69.6% for the nine months ended September 30, 1996 compared to 70.2% for the nine months ended September 30, 1995. The sale of bindings increased 79.7% to $5,743,000 for the nine months ended September 30, 1996 from $3,195,000 for the nine months ended September 30, 1995. The sale of boots decreased 25.7% to $451,000 for the nine months ended September 30, 1996 compared to $607,000 for the same period in 1995. As a percentage of net sales, binding sales represented 25.7% for the nine months ended September 30, 1996 compared to 21.4% for the nine months ended September 30, 1995. Boot sales represented 2.0% of net sales for the nine months ended September 30, 1996 compared to 4.1% for the nine months ended September 30, 1995.

     GROSS PROFIT. Gross profit for the nine months ended September 30, 1996 increased 98.5% to $8,456,000 from $4,260,000 for the same period in 1995 primarily as a result of the overall increase in sales. The gross margin for the nine months ended September 30, 1996 was 37.8%, compared to 28.5% for the nine months ended September 30, 1995, an increase of 9.3% on a year-to-year basis. This is a result of a shift in demand toward higher margin products, improved manufacturing efficiencies, lower material costs attained through better sourcing and increased sales of "Morrow" branded snowboards, which have higher margins relative to OEM snowboards.

     SELLING, MARKETING AND CUSTOMER SERVICE. Selling, marketing and customer service expenses for the nine months ended September 30, 1996 increased 51.6% to $3,361,000 from $2,217,000 for the same period in 1995, representing 15.0% and 14.8% of net sales, respectively. The Company's sales growth required increases in staff and employee-related expenses, sales commissions and promotion and marketing activities. As a percentage of net sales, these and all other expense categories remained consistent on a period-to-period basis.

     ENGINEERING, RESEARCH AND PRODUCT DEVELOPMENT. Engineering, research and product development expenses for the nine months ended September 30, 1996 decreased 7.1% to $546,000 from $588,000 for the nine months ended September 30, 1995, representing 2.4% and 3.9% of net sales, respectively. This decrease was primarily due to the creation of a product management department, which assumed certain engineering and product development functions and related expenses. Product management expenses are included in selling, marketing and customer service. The result was a decrease in staff and employee-related expenses in engineering, research and product development. As a percentage of net sales, staff and employee-related expenses decreased 1.6%. All other expense categories remained consistent on a period-to-period basis.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended September 30, 1996 increased 70.9% to $2,068,000 from $1,210,000 for the nine months ended September 30, 1995, representing 9.3% and 8.1% of net sales, respectively. This increase was primarily due to additional staff and employee-related expenses, increased professional fees and expenses attributable to being a public company and increases in bad debt reserve and recruitment expenses. As a percentage of net sales, all other expense categories remained consistent on a period-to-period basis.

     INTEREST EXPENSE. Interest expense decreased 76.7% to $149,000 for the nine months ended September 30, 1996 from $639,000 for the nine months ended September 30, 1995. This was the direct result of the Company paying off its bank operating line and purchasing its manufacturing facility with a portion of the proceeds provided by the Company's initial public offering in December 1995. The manufacturing facility, which was purchased in March of 1996, was formerly recorded as a long-term capital lease.

     INTEREST INCOME. Interest income of $394,000 for the nine months ended September 30, 1996 results from investments made with a portion of the proceeds provided by the Company's initial public offering in December 1995, compared to $4,000 of interest income in the first nine months of 1995.

     INCOME TAX BENEFIT (EXPENSE). The income tax expense for the nine months ended September 30, 1996 was $1,122,000 compared to a benefit of $170,000 for the nine months ended September 30, 1995. The income tax benefit (expense) for the nine months ended September 30, 1996 and 1995 was based on the Company's estimated effective tax rate.

     NET INCOME (LOSS). Net income for the nine months ended September 30, 1996 was $1,698,000 compared to a net loss of $218,000 for the nine months ended September 30, 1995.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     NET SALES. Net sales for the third quarter of 1996 were $19,667,000, compared to $10,212,000 in the third quarter of 1995. The sale of snowboards in the third quarter of 1996 increased 102.6% to $13,544,000 from $6,684,000 for the third quarter of 1995. In the third quarter of 1996, "Morrow" branded snowboards represented 67.9% of net sales compared to 63.8% in the third quarter of 1995. OEM snowboard sales were $198,000 in the third quarter of 1996 compared to $172,000 in the third quarter of 1995, representing 1.0% and 1.7% of net sales, respectively. As a percentage of net sales, snowboards represented 68.9% in the third quarter of 1996 compared to 65.5% in the third quarter of 1995. The sale of bindings increased 109.4% to $5,261,000 for the third quarter of 1996 from $2,513,000 in the third quarter of 1995. As a percentage of net sales, binding sales represented 26.8% in the third quarter of 1996 compared to 24.6% in the third quarter of 1995. The sale of boots decreased 38.7% to $338,000 for the third quarter of 1996 compared to $551,000 in the third quarter of 1995. Boot sales represented 1.7% of net sales in the third quarter of 1996 compared to 5.4% in the third quarter of 1995.

     GROSS PROFIT. Gross profit for the third quarter of 1996 increased 148.1% to $7,706,000 from $3,106,000 for the third quarter of 1995 primarily as a result of the overall increase in sales. Total gross margin for the third quarter of 1996 increased to 39.2% from 30.4% for the third quarter of 1995. This is the result of a shift in demand toward higher margin products, improved manufacturing efficiencies and lower material costs attained through better sourcing.

     SELLING, MARKETING AND CUSTOMER SERVICE. Selling, marketing and customer service expenses for the third quarter of 1996 increased 73.3% to $1,747,000 from $1,008,000 for the third quarter of 1995, representing 8.9% and 9.9% of net sales, respectively. The Company's sales growth required increases in staff and employee-related expenses, sales commissions and promotion and marketing activities. As a percentage of net sales, all other expense categories remained consistent on a period-to-period basis.

     ENGINEERING, RESEARCH AND PRODUCT DEVELOPMENT. Engineering, research and product development expenses for the third quarter of 1996 decreased 28.5% to $181,000 from $253,000 for the third quarter of 1995, representing 0.9% and 2.5% of net sales, respectively. This decrease was primarily due to the creation of a product management department, which assumed certain engineering and product development functions and related expenses. Product management expenses are included in selling, marketing and customer service. The result was a decrease in staff and employee-related expenses in engineering, research and product development. As a percentage of net sales, staff and employee-related expenses decreased 1.0 %. All other expense categories remained consistent on a period-to-period basis.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the third quarter of 1996 increased 85.8% to $877,000 from $472,000 for the third quarter of 1995, representing 4.5% and 4.6% of net sales, respectively. This increase in expenses was primarily due to additional staff and employee-related expenses, increased professional fees and expenses attributable to being a public company and increases in bad debt reserve and recruitment expenses. As a percentage of net sales, all other expense categories remained consistent on a period-to-period basis.

     INTEREST EXPENSE. Interest expense decreased 89.4% to $29,000 for the third quarter of 1996 from $273,000 for the third quarter of 1995. This was the direct result of the Company paying off its bank operating line and reducing other debt, including purchasing its manufacturing facility, with a portion of the proceeds provided by the Company's initial public offering in December 1995.

     INTEREST INCOME. Interest income of $79,000 in the third quarter of 1996 results from investments made with a portion of the proceeds provided by the Company's initial public offering in December 1995, compared to no interest income in the third quarter of 1995.

     INCOME TAX EXPENSE. Income tax expense for the third quarter of 1996 was $1,961,000 compared to $405,000 for the third quarter of 1995. Income tax expense for the third quarter of 1996 and 1995 was based on the Company's estimated effective tax rate.

     NET INCOME. Net income for the third quarter of 1996 was $3,069,000 compared to $681,000 for the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital for the development of its technology and products, procurement of raw materials and other supplies, and capital equipment for its manufacturing facility. In December 1995, the Company completed its initial public offering, receiving net proceeds of $18.5 million after deducting underwriting discounts and offering expenses. Prior to the offering, the Company had financed its growth and operations through numerous private placements of equity and debt securities, refinancings of its bank indebtedness and the incurrence of a significant number of capital leases. The Company's cash flow has been constrained primarily due to its growth, seasonality and operating performance. With the proceeds from the offering, the Company is more adequately capitalized to increase its focus on developing the "Morrow" brand.

     The Company had $8,227,000 in cash and cash equivalents at September 30, 1996. Net cash used in operating activities for the nine months ended September 30, 1996 was $2,055,000, primarily from seasonal increases in receivables and inventory. Net cash used in investing activities for the nine months ended September 30, 1996 was $2,730,000, which was used primarily for the purchase and construction of equipment. Net cash used in financing activities for the nine months ended September 30, 1996 was $2,014,000, which was primarily used to pay off the manufacturing facility debt and reduce other long term capital lease obligations. At September 30, 1996, the Company had working capital of $19,627,000.

     The Company has a revolving credit facility with Bank of America Oregon (the "Bank"). Under its revolving facility, the amount of the line of credit is $5,000,000 for the periods between August 1 and March 31 of each calendar year, and will increase to $7,500,000 for the periods of April 1 through July 31 of each calendar year. This line of credit is available through October 31, 1997. At September 30, 1996, there was no amount of outstanding principal under the facility. A commitment fee of 0.125% of the available balance under the credit facility before the first advance, and 0.25% after the first advance, is payable quarterly. Interest under the credit facility is payable on a monthly basis. The facility bears interest at the Bank's Reference Rate (8.25% at September 30, 1996). The Company has the option under the credit facility to enter into fixed interest rates for specified periods for all or a portion of the line of credit. The revolving facility is secured by substantially all of the Company's assets excluding its real estate. The credit agreement with the Bank contains various covenants which require the Company, among other things, to meet certain objectives with respect to tangible net equity, the ratio of liabilities to tangible net equity, and the ratio of current assets to current liabilities. At September 30, 1996, the Company was in compliance with all of its covenants.

The Company's debt structure is comprised of the following:

                                                            September 30, 1996
                                                            ------------------
Short-term debt:
Operating line of credit                                         $   -
Current portion of long-term debt and capital lease
  obligations                                                      263
                                                            ------------------
 Total short-term debt                                           $ 263
                                                            ------------------
                                                            ------------------

Long-term debt:
Capital lease obligations                                        $ 579
 Less Current portion                                             (263)
                                                            ------------------
  Total long-term debt, net of current portion                   $ 316
                                                            ------------------
                                                            ------------------

The Company believes that its cash flow from operations, available line of credit under its Credit Facility and net proceeds from its initial public offering will be adequate to meet its anticipated cash requirements through 1997. The Company may need to raise additional capital if it makes any acquisitions or if working capital requirements are greater than anticipated. There can be no assurance that the Company will be able to raise additional capital on terms acceptable to the Company or that it will be able to do so on a timely basis.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


     The Company is not currently involved in any material litigation or legal proceedings and is not aware of any potentially material litigation or proceeding threatened against it other than as described below.

     In April 1996, a former employee of the Company filed a civil suit against the Company with the United States District Court alleging sexual harassment and wage discrimination, and seeking damages of $575,000 plus lost wages in an unstated amount and an equal amount of lost wages as liquidated damages. Based on a review of the claims and discussions with counsel, the Company believes that it would have defenses to any such claims.
Furthermore, the Company believes the claims are limited by statute to a cumulative total of $200,000 in punitive and compensatory damages, plus attorneys' fees and lost wage damages. If an appropriate basis for additional claims were found to exist in any such civil action, the complainant could raise additional claims and seek additional damages. The Company filed a response to the complaint and written discovery on May 1, 1996. The suit has progressed to the initial stages of discovery and a trial date has not been set.

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

     None.

ITEM 5.  OTHER INFORMATION.

     None.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

     Exhibit 11 - Computation of Income (Loss) Per Share.

     Exhibit 27 - Financial Data Schedule.

     There have been no reports on Form 8-K filed with the Securities and Exchange Commission on behalf of the Company during the nine months ended September 30, 1996.

                                         SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on November 8, 1996.

                              MORROW SNOWBOARDS, INC.


                              By:  /s/  David E. Calapp
                                   --------------------
                                   David E. Calapp
                                   CHIEF EXECUTIVE OFFICER
                                   (PRINCIPAL EXECUTIVE)

                              By:  /s/  David S. Cleary
                                   --------------------
                                   David S. Cleary
                                   CHIEF FINANCIAL OFFICER AND SECRETARY
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)