Form 10-K405
period 1996-12-31
MORROW SNOWBOARDS INC
filed 1997-03-31
CIK 866415

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-K
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                         Commission File Number 0-27002
                         ------------------------------

                            MORROW SNOWBOARDS, INC.
            (Exact name of Registrant as specified in its charter)

           OREGON                                        93-1011046
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                  ------------------------------------------
                            2600 Pringle Road, S.E.
                             Salem, Oregon  97302
                   (Address of principal executive offices)

              Registrant's telephone number, including area code:

                                (503) 375-9300

          Securities registered pursuant to Section 12(b) of the Act:
 (Title of each class)              (Name of each exchange on which registered)
        None                                            N/A

          Securities registered pursuant to Section 12(g) of the Act:
                                (Title of Class)
           Common Stock, no par value (registered December 13, 1995)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] yes [ ] no

     The aggregate market value of voting shares held by non-affiliates of the registrant's common stock on February 28, 1997 was approximately $26,762,000 (based on last sale price of such stock as reported by Nasdaq National Market).

The number of shares outstanding of the registrant's common stock, no par value, as of February 28, 1997 was 5,672,649.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the proxy statement to be filed in connection with the Company's 1997 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------

                                    CONTENTS

PART I             .....................................................................................      1

     Item 1.       Business.............................................................................      1
     Item 2.       Properties...........................................................................      9
     Item 3.       Legal Proceedings....................................................................     10
     Item 4.       Submission of Matters to a Vote of Security Holders..................................     10

PART II            .....................................................................................     11

     Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters................     11
     Item 6.       Selected Consolidated Financial Data.................................................     12
     Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations     13
     Item 8.       Financial Statements and Supplementary Data..........................................     19
     Item 9.       Changes In and Disagreements With Accountants on Accounting
                   and Financial Disclosure.............................................................     36

PART III           .....................................................................................     36

     Item 10.      Directors and Executive Officers of the Registrants..................................     36
     Item 11.      Executive Compensation...............................................................     36
     Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................     36
     Item 13.      Certain Relationships and Related Transactions.......................................     36

PART IV            .....................................................................................     37

     Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................     37

SIGNATURES         .....................................................................................     38

                                    PART I

Item 1.  Business

Introduction

     Morrow Snowboards is a leading designer, manufacturer and marketer of premium snowboards, bindings, boots and related accessories. The Company strives to be one of the leaders in the industry by using innovative technology to design snowboards that are strong and lightweight with high-performance characteristics and bindings which are also performance-enhancing as well as comfortable and easy to use. Morrow's 1997/98 product line includes 46 snowboard models and 10 types of bindings, which it manufactures at its facility in Salem, Oregon. The Company also has 9 styles of boots manufactured to its specifications, which it then assembles and packages in its factory. The Company's manufacturing facility currently is one of the largest producers of snowboards in North America. The Company also has the capacity to manufacture a limited volume of private label snowboards and bindings under short-term agreements with third parties on an OEM basis.

     The Company's product line, marketed under the "Morrow" brand name, targets a broad range of consumers, including the young core consumer group, crossover skiers and new snowboard participants of all ages. Morrow products are sold predominantly in the United States, Japan and Europe primarily through specialty snowboard, outdoor recreation, skate, surf and ski shops ("specialty retailers"). This distribution channel typically offers superior customer service and enhances the appeal of the "Morrow" brand name.

Industry

     In the late 1980s and early 1990s, Morrow was among a small group of companies that helped pioneer fundamental changes in the construction and performance characteristics of snowboards. These advances contributed significantly to the broadening of the industry's consumer base and the increase in the overall number of snowboard enthusiasts. As an indicator of its mainstream appeal, snowboarding has been designated a full medal sport beginning with the 1998 Olympic Winter Games.

     While the vast majority of snowboarders are young males between the ages of 12 and 24, the snowboard industry is experiencing an increasing percentage of both male and female participants of all ages, including crossover skiers. According to the National Sporting Goods Association (the "NSGA"), there were
2.3 million snowboarders in the U.S. in 1995, up from 1.2 million in 1992, a compound annual growth rate of 24%. According to the NSGA, in recent years the snowboard industry has experienced rapid growth, whereas the ski industry has experienced a slight decline.

     The recent growth of snowboarding is attributable in part to the perceived advantages that the sport holds over downhill skiing. Many participants find snowboarding a more desirable sport in part because of its steeper learning curve, allowing the rider to advance quicker, the elimination of poles and the use of lighter and more comfortable boots and apparel. Snowboarding is also more easily adaptable to a broader range of conditions than skiing because of its wider, single carving platform.

     The snowboard industry is highly fragmented with more than 100 companies marketing snowboards. The Burton Corporation is currently the leader in the industry, with several other companies, including Morrow, having smaller but significant market shares. The remainder of the industry is comprised of smaller companies. The Company believes that significant consolidation is occurring and will continue to occur over the next two years, in part as the result of production in excess of actual growth.

Operating Strategy

     The Company has implemented its operating strategy based on advanced technology, extensive in-house manufacturing capabilities and focused brand positioning.

Commitment to Technology. The Company incorporates innovative technology to produce high-quality, high-performance snowboards and bindings. Building on its foundation in research and development, the Company also leverages its engineering capabilities to enhance the performance characteristics of its product line.

Advantages of On-Site Manufacturing. By controlling the manufacturing process, the Company retains greater flexibility to take advantage of market opportunities and adjust product line mix to reflect changes in demand.
The Company's manufacturing and administrative facility enable it to spread out production evenly over the year and realize certain economic benefits.

Focused Brand Positioning. The Company believes that the advanced technology and high-performance characteristics of its products appeal to a broad cross-section of consumers and, based on feedback from its sales representatives, distributors and customers, provide a basis for brand loyalty. To increase exposure to the high end of the consumer market, the Company strategically places its premium line of products with specialty retailers.

Growth Strategy

     The Company is well positioned to continue to take advantage of expansion in the industry. The Company's growth strategy is to: (i) maintain technological leadership through continuous product innovation; (ii) increase efficiencies in the manufacturing process; (iii) increase distribution through specialty retailers and international expansion; and (iv) pursue strategic acquisitions. The Company may also selectively seek OEM production contracts.

Product Innovation. The Company will continue to devote significant resources to research and development to ensure that the Company's products incorporate the latest technology. The Company has the ability to implement changes in design during the manufacturing cycle based on new technology and the feedback it receives from the field.

Increased Manufacturing Efficiencies. The Company expects to continue to benefit from further plant automation.

Enhanced Distribution and International Growth. The Company's strategic promotion and sales programs are aimed at increasing market penetration within the Company's current distribution channel. The Company will continue to enhance and expand its product lines to capture an increased share of the growing snowboard market. The Company also focuses on providing superior service to its retailers. In addition, the Company believes there are significant opportunities to increase sales internationally, primarily in Europe, and will aggressively pursue this growth strategy.

Strategic Acquisitions. The Company may, when and if the opportunity arises, acquire other businesses involved in activities or having product lines that are compatible with those of the Company. The Company will evaluate acquisition opportunities as they arise, and focus on strong brands that it feels will complement its product lines.

Technology and Design

     Since inception, Morrow has been dedicated to the development and construction of technologically advanced premium snowboards. Using innovative design techniques and advanced composite technology, Morrow combines a diverse group of materials with varying physical properties to create product lines with high-performance characteristics.

     The Company has pioneered a number of fundamental elements in its snowboard construction that are featured in varying combinations throughout the Company's product lines, including the following:

     . Composite Core. The Company uses a full-length molded (not injected) polymer-composite core in all of its snowboards to ensure consistent flex and reduce weight.

     . Continuous Torsion Box. The Company employs monocoque construction techniques which feature vertical fiberglass walls connecting the top and bottom layers, increasing strength while retaining camber and flex characteristics. Fibers fully encompass the board to give added strength, while decreasing the weight.

     . Continuous Braided Torsion Sock (Torque Rod). The Company uses what is basically a mini torsion box, which provides extra strength near the edges of the board, allowing the rider extra carving power while maintaining a soft freestyle feel. This construction concentrates energy from nose to tail, strengthening the sidewall and adding considerable "spring".

     . Double Barrel(TM) Construction (Two Torque Rods). The Company has developed double torque rod construction which offers more independent suspension than single torque rod construction. The Double Barrel composite torsion box controls the torsional flex and lateral flex, allowing the board to continuously "read" the changing terrain.

     . Triple Barrel Construction (Three Torque Rods). The Company's Triple Barrel Construction allows even greater control of the board for freestyle maneuvers and uneven terrain. Added carbon fiber eliminates some of the fiberglass and weight while retaining the strength of the board.

     These innovative features make the "Morrow" brand of snowboards among the lightest, most durable and responsive snowboards available.

     The Company's bindings feature aircraft grade aluminum for light weight and strength, a ratchet system on its straps for ease in tightening and release and anatomically correct base plates for right and left feet. These features increase both comfort and performance.

Products

     The following table sets forth the contribution to net sales, including OEM products, attributable to each of the Company's product groups for the year ended December 31, 1996.

                               Net Sales      Percentage of Net
PRODUCT GROUP                --------------   -----------------
-------------                (in thousands)         Sales
Snowboards                         $21,246          67.0%
Bindings                             8,337          26.3%
Boots                                1,432           4.5%
Accessories and apparel                684           2.2%
                                   -------         -----
   Total                           $31,699         100.0%
                                   =======         =====

     Through product innovation, the Company continued to expand its market base with the introduction of new products for the 1996/97 product line. These introductions included the 4Ten snowboard series, designed for riders who enjoy freeriding (carving and powder) and are more interested in performance than image, and a modification to the entire binding line, including the introduction of A1 and A1 Large bindings, designed especially for a better fit with various boot styles and sizes.

Snowboards. The Company designs and manufactures a full product line of snowboards with a variety of performance characteristics. For the 1997/98 model year, the Company offers 46 snowboards under the "Morrow" brand name, including five "Signature" models, named for Matt Goodwill and Todd Richards, internationally recognized snowboard champions and members of the Company's professional snowboarding team.


                            Snowboard Specifications

Model Name                       Primary Riding Style                   Construction Method


Rail                            Recreational free riding                Torque rods (rails), torsion box, monocoque



Spoon                           Park/pipe; steep and deep               Double barrel, torsion box with torque rods (rails)



3-D Revert                      Park/pipe; recreational free riding     Torsion box with torque rods (rails)



Revert X                        Park/pipe; tight tree                   Double barrel, torque rod (rails), monocoque



Indy                            Recreational free carving               Torsion box with torque rods (rails)



Todd Richards Revert            Park/pipe                               Torsion box with torque rods (rails)



Longboard - Matt Goodwill       Steep and deep                          Torsion box with torque rods (rails)



Escape                          Recreational free riding                Torque rods (rails), torsion box, monocoque



+                               Recreational free riding                Torque rods (rails), torsion box, monocoque



Slick                           Recreational free riding                Torsion box, monocoque



Sky                             Recreational free riding                Torsion box, monocoque



Junyor                          Recreational free riding                Torsion box, monocoque


Bindings. The Company develops, manufactures and markets ten models of "Morrow" bindings that are designed to provide both comfort and performance for a variety of riding styles and experience levels. The Company's bindings are crafted of high-grade aircraft aluminum and lightweight plastic resin and are designed to absorb vibrations, increase range of motion and eliminate pressure points. The Company's bindings include ratchet buckles, which facilitate use of the bindings, and anatomically correct base plates, which increase comfort and performance. The Company is also working on developing, or acquiring, a step-in binding for the 1998/99 product line.

Boots. The Company markets nine styles of "Morrow" boots, which incorporate several high-performance features to provide riders with excellent traction, shock absorption and stability.

Apparel and Accessories. The Company markets a line of promotional apparel and accessories with "Morrow" logos, including T-shirts, sweatshirts, hats, caps, backpacks, bags and snowboard leashes. The Company recently reached an agreement with Marmot Mountain Ltd., a technical leader in mountain clothing, under which Marmot will serve as a design and manufacturing resource for a line of Morrow snowboard clothing. The Company expects to introduce this clothing in the 1998/99 product line.

Sales and Distribution

Sales

     The Company's promotion and sales strategy is to increase penetration into the growing domestic and international snowboard markets, especially at the mid-range to high-end price points. Domestic penetration will continue through the specialty retail distribution channel, while international sales will be further developed through the Company's international dealer and distributor network. The Company and its distributors participate in European and Japanese trade shows and advertise in international trade publications.

     Due to the seasonal nature of the snowboard industry, a significant portion of the Company's sales occur in the third and fourth quarters. In 1996, more than 90% of sales were made in the last six months of the year. Typically, there are limited amounts of sales occurring during the first quarter. These sales are comprised primarily of closeout sales. The second quarter sales are comprised largely of international sales and a limited amount of domestic sales. The last six months of the year are comprised of domestic sales, typically occurring from August through the end of the year, and the balance of international sales, typically shipped by the end of the third quarter.

Distribution

     The Company's primary distribution channels for "Morrow" branded product are specialty retailers and, to a lesser extent, select regional sporting goods stores. Specialty retailers cater to experienced riders, existing skiers, other winter sport enthusiasts and new snowboarding participants. These distribution channels allow the Company to achieve the higher margins associated with the premium snowboard market and enhances the appeal of the "Morrow" brand name. Within such distribution channels, Morrow will continue to focus on and enhance customer service, including timely delivery of products, high-quality product information materials and increased access to customer service representatives.

     In the key U.S. markets, the Company distributes its products through independent sales representatives, who are subject to a standard three-year written sales representative agreement that is cancelable on 30 days' notice by either party. Internationally, the Company distributes its products pursuant to informal agreements to a network of independent local distributors who, in turn, market and sell the Company's products to retailers in those markets.

     The Company's U.S. and export net sales, including OEM sales, are set forth below for the year ended December 31, 1996.

                        Net Sales      Percentage of
                      (in thousands)     Net Sales
                      -------------      ---------
United States            $   19,810         62.5%
Japan                         6,551         20.7
Europe and other              5,338         16.8
                      -------------      ---------
   Total                 $   31,699        100.0 %
                      =============      =========

Morrow Japan, Inc., the Company's exclusive distributor of "Morrow" brand products in Japan, accounted for approximately 21% and 19% of the Company's net sales for the years ended December 31, 1996 and 1995, respectively. The Company has no economic interest in Morrow Japan, Inc. No other customer accounted for more than 10% of the Company's net sales in 1996 and 1995.

Manufacturing

     The Company manufactures all of its snowboards and bindings at its Salem, Oregon facility. The Company's manufacturing facility currently is one of the largest producers of snowboards and bindings in North America. The Company's experienced in-house manufacturing capability provides advantages over those snowboard companies that place snowboard orders on an annual basis with manufacturers in Europe. The Company has the ability to implement changes in design and product mix that may arise during the manufacturing season based on new technology and the feedback it receives from its customers, sales representatives, distributors, retailers and professional team riders. The facility also allows the Company to manufacture product relatively evenly throughout the year to maintain a stable workforce, reduce down time and maintain quality.

     Each of the products produced by the Company undergoes quality assurance testing throughout the manufacturing process. The Company has a quality assurance department which works with the Company's inspectors at various stages of the manufacturing process. The Company is able to produce uniform products as a result of its integrated manufacturing process and continuous quality assurance program.

     The Company also has the capability to manufacture private label snowboards and bindings under short-term agreements on an OEM basis. However, it is not currently aggressively pursuing this option as part of its overall strategy, which is to maximize development of the "Morrow" branded products.

     The Company has taken certain steps to further position itself for future growth and, in connection therewith, has implemented and improved certain controls and systems, including improving its perpetual inventory system. In addition, the Company has implemented an integrated manufacturing and accounting software system.

Product Development

     The Company strives to be a technology leader in the snowboard industry by drawing on the expertise of its in-house product development team, outside design consultants, sales representatives, distributors, retailers and founders to develop high-performance products. The Company's research and development efforts have produced significant innovations in the design and construction of its snowboards and bindings. In addition, the Company has integrated its professional team riders into its product development process, allowing regular testing of both prototypes and finished products. This collaboration continues to produce new products and enhancements to existing technology. The Company's product development programs are augmented by research and development assistance provided by principal suppliers of raw materials to the Company.

Marketing

     The goal of the Company's marketing program is to maintain Morrow's image as one of the leading high-performance snowboard brands in the specialty retail channel. Whereas many snowboard companies have marketing strategies that rely primarily on image and graphics, the Company's marketing efforts also focus on the high-performance characteristics of the Company's products to appeal to a broad cross-section of consumers. The Company employs print and broadcast advertising in addition to regularly attending U.S. and international trade shows to market its products. The Company also utilizes a team of professional snowboard riders who provide significant brand exposure through photographic and editorial coverage in major industry magazines and at organized snowboarding events, as well as in television sports coverage and in certain ski/snowboard movies. Additionally, the Company uses its field support team to promote the "Morrow" brand name in key domestic snowboarding regions through on-mountain and in-store demonstrations. These programs are designed to improve the visibility of the Company's products while enhancing the reputation of the "Morrow" brand.

Customer and Retailer Support

     The Company provides customer support through its field staff and in-house personnel, with a focus toward enhancing end-user and retailer satisfaction. The Company's field support team provides technical support to retailers and riders and works in conjunction with the Company's independent sales representatives to provide hands-on education and product demonstrations using the Company's user-friendly "technical manual." The Company's customer service group facilitates order entry, tracking and delivery, and is responsible for oversight of the Company's warranty policy. The Company provides a one-year warranty on all of its products against defects in materials and workmanship. The Company repairs or replaces a defective product promptly at no cost to the owner during the warranty period.

Suppliers

     Based on its internal estimates and discussions with suppliers, the Company believes that its current or identified suppliers can meet its raw materials requirements for the foreseeable future, although there have been shortages generally in the availability of certain raw materials used in manufacturing snowboards, including aluminum, fiberglass and certain plastics. Most of the Company's suppliers are domestically based, with several suppliers located in the Pacific Northwest. The Company has terminated its manufacturing relationship with its independent footwear manufacturer located in El Salvador, but may place orders with that supplier from time to time. The Company's snowboard boots are now manufactured to its specifications under an agreement with an independent footwear manufacturer located in Korea. The Company has developed second sources of supply for all of its significant raw materials. The Company's accessory products are sourced through a variety of U.S. and foreign manufacturers. The Company recently entered into an agreement with Marmot Mountain Ltd., under which Marmot will serve as a design and manufacturing resource for a line of Morrow snowboard clothing. Other than the Marmot agreement, the Company has no long-term contracts with any suppliers of components for its snowboards, bindings, apparel or accessories.

Competition

     The snowboard industry is highly competitive, and the Company expects this competition to increase as market interest in snowboards continues to grow. The Burton Corporation is currently the leader in the industry, with several other companies, including Morrow, having smaller but significant market shares, and over 100 other smaller manufacturers and distributors sharing the remainder of the market. The Company believes that significant consolidation will occur over the next two years. The Company competes with a number of established manufacturers and distributors. In addition, manufacturers and large ski and sporting goods companies could introduce additional competition by developing new snowboard brands or acquiring other snowboard companies.

     The ski manufacturers have recently introduced shaped, or "parabolic" skis, which are designed to carve more easily and perform better in powder than traditional skis. Performance in powder has been one of the major selling points of snowboards over skis since the advent of snowboarding. According to Ski Industries America, shaped skis represented 49.8% of retail ski sales from August through December of 1996, in their second selling season on the market. The introduction of these skis has the potential of slowing down the increasing snowboard participation from the crossover ski market.

Intellectual Property

     The Company does not generally rely on proprietary rights associated with its technology. The Company believes its product development and marketing capabilities have been of greater importance to its business than patent or trademark protection. Due in part to rapid technological changes in snowboarding, the Company does not believe that its business depends on obtaining and enforcing broad protection of its intellectual property, although it believes that obtaining patent and other intellectual property protection may provide it with benefits. The Company has patent applications pending in the United States for an advanced boot-binding system and the Company's Double Barrel snowboard construction. In addition, the Company anticipates that it will seek patent protection for future innovations, where available.

     The Company has Federal trademark registrations in the United States for the "Morrow" name used alone and in connection with certain designs and has a pending trademark application in the United States for the "Double Barrel" mark. The Company has been assigned trademark rights to the "Morrow" name in Japan. In addition, the Company has applied for trademark registration in the United States and Japan for the Morrow crescent moon symbol and other marks appearing on certain of its products. The Company has applied for trademark registration in Japan, Peru, Chile and the European Economic Community for the "Morrow" name. The Company also claims common law rights to the foregoing and to various other trademarks arising out of the use of such marks.

     From time to time, the Company has received, and may in the future receive, third-party claims asserting intellectual property rights relating to the Company's products and product features. The Company investigates any such claims and determines an appropriate response depending on the claim's strength, its significance to the Company's business, and financial considerations. The Company has incurred no material liabilities as a result of any such third-party claims.

Employees

     As of December 31, 1996, the Company had 324 employees, including 226 in manufacturing, 39 in general and administrative, 18 in sales, marketing and customer service, and 18 in product engineering, research and development. The Company's employees are not subject to a collective bargaining agreement. The Company considers its employee relations to be good.

     The Company also engages the services of 14 independent sales representatives who are responsible for selling the Company's products to retailers in the United States and Canada, 4 independent field representatives and 11 professional team riders in Europe and the United States, all of whom the Company considers to be independent contractors.

Environmental

     Based on a review of its manufacturing practices and activities, the Company believes that it is currently in substantial compliance with environmental laws and regulations, and does not believe that it will be required to make significant capital expenditures in order to comply with such laws and regulations as they currently exist.

Item 2.  Properties

     The Company owns its approximately 106,000 square foot administrative and manufacturing facility in Salem, Oregon. Prior to March 1996, the Company leased the space.

Item 3.  Legal Proceedings

     The Company is not currently involved in any material litigation or legal proceedings and is not aware of any potentially material litigation or proceeding threatened against it other than as described below.

     In January 1995, a former employee of the Company filed a complaint against the Company with the Oregon Bureau of Labor and Industries (the "BOLI"), which BOLI transferred to the Equal Employment Opportunity Commission (the "EEOC"), alleging sexual harassment, wage discrimination and constructive discharge, seeking damages, plus lost wages, legal fees and expenses. Following the EEOC's administrative dismissal of the complaint, the former employee filed a lawsuit in the United States District Court, seeking such damages, fees and expenses. The case was settled in December 1996 for the amount of $62,000 plus certain plaintiff's attorney's fees and costs.

     In June 1995, the Company received notice from a German company alleging that the Company's M-1 bindings sold prior to 1995 infringe on a patent held by that company, which notice requests certain royalties based on M-1 binding sales. Based on a review of the infringement claims and discussions with counsel, the Company believes that it has defenses to such claims. No contact has been made by the German company since this initial notice.

     In early January 1996, the Company terminated its distribution arrangement with its German distributor and appointed another company as its German distributor. In late January 1996, the Company received notice from the terminated German distributor alleging that the Company had an exclusive distribution agreement and that such distributor is entitled to certain royalty payments and other rights. There has been no contact from the German distributor since that time. Based on a review of such claims with German counsel, the Company believes that it has defenses to such claims.

     The Company intends to vigorously defend against any lawsuit brought seeking injunctive relief or damages from the Company relating to these matters. There can be no assurance, however, that the Company will be successful in the defense of any such claims. An award of damages or the expenditure of significant sums in such cases referenced above could have a material adverse effect on the Company's financial condition and results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Since December 14, 1995, the Company's Common Stock has been trading on the Nasdaq National Market under the symbol "MRRW." As of February 28, 1997, there were 398 holders of the Common Stock of the Company. Since certain of the shares of Common Stock are held in street name, there may be additional beneficial holders of the Company's Common Stock. On February 28, 1997, there were 5,672,649 shares outstanding.

     The following table shows the range of high and low market prices as reported by the Nasdaq National Market:

National Market Symbol:  MRRW       High       Low
4th Quarter, 1995                   $16.25    $11.00

1st Quarter, 1996                   $16.50    $ 9.25

2nd Quarter, 1996                   $12.50    $ 8.75

3rd Quarter, 1996                   $13.25    $ 9.00

4th Quarter, 1996                   $13.25    $ 5.75

     The Company has paid no dividends on its Common Stock since its inception. For the foreseeable future any earnings will be retained to finance the growth of the Company and, accordingly, the Company does not anticipate the payment of cash dividends.

Item 6.  Selected Consolidated Financial Data

     The following table presents a summary of selected financial data for each of the five years in the period ended December 31, 1996.

                                                                 Years Ended December 31,
                                        -----------------------------------------------------------------------
                                               1996           1995          1994          1993          1992
                                        -----------------------------------------------------------------------
                                                     (in thousands, except per share and share data)
Statement of Operations Data:
Net sales                                    $   31,699    $   24,586    $   13,844    $    8,875    $    6,052
Cost of goods sold                               20,843        17,165         9,516         5,873         4,128
                                        -----------------------------------------------------------------------
      Gross profit                               10,856         7,421         4,328         3,002         1,924
Operating expenses:
      Selling, marketing and customer             4,592         3,459         2,108         1,287           905
       service
      Engineering, research and product             769           787           248           136           107
       development
      General and administrative                  2,581         1,595           868           685           541
      Loss on facility lease termination                            -           352             -             -
       (1)
                                        -----------------------------------------------------------------------
      Total operating expenses                    7,942         5,841         3,576         2,108         1,553
                                        -----------------------------------------------------------------------
Operating income                                  2,914         1,580           752           894           371
Interest expense                                   (153)         (865)         (500)         (558)         (456)
Other income (expense)                              666            34           (50)          (10)           (6)
                                        -----------------------------------------------------------------------
Income (loss) before income taxes                 3,427           749           202           326           (91)
Income tax benefit (expense)                     (1,280)         (264)          131            (6)            -
                                        -----------------------------------------------------------------------
Net income (loss)                            $    2,147    $      485    $      333    $      320    $      (91)
                                        =======================================================================
Net income (loss) per share (2):
   Primary                                        $0.36         $0.14         $0.10         $0.12        $(0.05)
                                        =======================================================================
   Fully Diluted                                  $0.36         $0.13         $0.10         $0.12        $(0.05)
                                        =======================================================================
Weighted average number of shares
     outstanding (2):
   Primary                                    5,929,674     3,936,872     3,415,949     2,651,468     1,964,954
                                        =======================================================================
   Fully Diluted                              6,030,475     4,162,838     3,453,429     2,706,906     1,964,954
                                        =======================================================================

                                                                            December 31,
                                                   1996          1995          1994          1993          1992
                                        -----------------------------------------------------------------------
                                                                      (in thousands)
Balance Sheet Data:
Cash and cash equivalents                    $    5,062    $   15,026    $      509    $       47    $        2
Short term investments                            3,700             -             -             -             -
Current assets                                   23,017        24,200         5,645         4,345         2,906
Property, plant and equipment, net                9,183         6,936         6,140         2,262         1,343
Total assets                                     32,243        31,179        11,821         6,607         4,249
Current liabilities                               3,789         5,478         4,845         4,564         3,330
Long-term debt and capital lease
 obligations, net of current portion                258           475         2,688           546         1,138

Shareholders' equity (deficit) (3)               27,892        25,150         3,975         1,497          (219)

__________________

(1) The Company moved to its present administrative and manufacturing facility in August 1994. The Company's previous facility was leased under an operating lease that was to expire in April 1996, and the Company recognized an expense of $110,000 associated with terminating such lease. In addition, leasehold improvements with a net book value of $242,000 were written off in connection with the move to the present facility. Both of these amounts have been included in operating expenses for the year ended December 31, 1994.

(2) Common share equivalents included in the computation of per share amounts represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock method. Pursuant to SAB 83, common stock options granted and Convertible Debentures issued during the 12 months immediately preceding the date of the initial public offering at an exercise or conversion price that is less than the initial public offering price have been reflected in the net income (loss) per share calculation as if they had been outstanding for all periods presented. Shares relating to options have been calculated using the treasury stock method.

(3) In December 1995 the Company completed an initial public offering of 1,919,500 shares of common stock at $11.00 per share. Net proceeds to the Company were $18,517,000.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company's net sales have increased 28.9% to $31,699,000 for the year ended December 31, 1996 from $24,586,000 in 1995. The
Company has taken certain steps to further position itself for future growth, including focusing its capital expenditures to build technologically advanced products and increasing production and operating efficiencies, hiring management with expertise in core areas of the business and implementing financial and accounting controls and systems.

     Due to the seasonal nature of the snowboard industry, a majority of the Company's sales occur in the last two quarters of the year. In 1996 and 1995, over 90% and 80%, respectively, of the Company's net sales occurred in the last six months of the year, respectively. Gross margins vary significantly throughout the year depending on the type of sales (domestic, international, OEM and closeout sales), product mix, price, production volumes, fixed and semi-variable cost components, changes in raw materials and other manufacturing costs. In 1996, closeout sales of 1995/96 product occurred during the first six months of the year and were at lower margins than 1996/97 "Morrow" branded products. A significant portion of international sales typically occur in the third quarter and are at lower margins than domestic sales, which typically occur from August through the end of the year. The Company's production utilization has a significant impact on gross margins because when production is at lower levels, fixed and semi-variable manufacturing costs are spread over a smaller production base. Conversely, as the Company increases production, margins improve because of the higher production base. The Company's operating and growth strategies focus on advancing its product technology, increasing overall sales, further improving the quality of its products and increasing manufacturing efficiencies. These strategies enable the Company to manufacture at more consistent levels, thus maintaining higher quality, a more stable work force, reducing down time and maximizing the use of capital assets. These efforts resulted in significant growth in the sale of "Morrow" branded products in 1996 compared to 1995.

     The Company accumulates a significant backlog of sales orders beginning in February of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company begins to deliver snowboards, backlog sales orders decrease and are usually eliminated by the end of the year.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of net sales.

                                                             Years Ended December 31,
                                                             ------------------------
                                                              1996     1995     1994
                                                             ------------------------
Net sales                                                     100.0%   100.0%   100.0%
Cost of goods sold                                             65.8     69.8     68.7
                                                             ------------------------
   Gross profit                                                34.2     30.2     31.3
Operating expenses:
   Selling, marketing and customer service                     14.5     14.1     15.2
   Engineering, research and product development                2.4      3.2      1.8
   General and administrative                                   8.1      6.5      6.3
   Loss on facility lease termination                             -        -      2.5
                                                             ------------------------
      Total operating expenses                                 25.0     23.8     25.8
                                                             ------------------------
Operating income                                                9.2      6.4      5.5
Interest expense                                               (0.5)    (3.5)    (3.6)
Other income (expense)                                          2.1      0.1     (0.4)
                                                             ------------------------
Income before income taxes                                     10.8      3.0      1.5
Income tax benefit (expense)                                   (4.0)    (1.0)     0.9
                                                             ========================
Net income                                                      6.8%     2.0%     2.4%
                                                             ========================


Comparison of the Years Ended December 31, 1996 and 1995

     Net Sales. Net sales for 1996 increased 28.9% to $31,699,000 from $24,586,000 for 1995. This increase was due to increased sales to domestic and international customers of "Morrow" branded snowboards, bindings and boots, primarily during the last six months of 1996. The sale of snowboards in 1996 increased 33.9% to $21,246,000 from $15,868,000 in 1995. The sale of bindings increased 35.6% to $8,337,000 in 1996 from $6,148,000 for 1995. The sale of boots decreased 17.0% to $1,432,000 for 1996 compared to $1,725,000 in 1995. As a percentage of net sales, snowboards represented 67.0% in 1996 compared to 64.5% in 1995. In 1996, "Morrow" branded snowboards represented 65.2% (97.2% of total snowboard sales) of net sales compared to 50.3% (77.9% of total snowboard sales) in 1995. OEM snowboard sales represented 1.8% of net sales in 1996 compared to 14.2% in 1995. As a percentage of net sales, binding sales remained relatively constant at 26.3% and 25.0% for 1996 and 1995, respectively. Boot sales decreased to 4.5% of net sales in 1996 from 7.0% in 1995.

     Gross Profit. Gross profit for 1996 increased 46.3% to $10,856,000 from $7,421,000 for 1995 as a result of the overall increase in sales and increased manufacturing efficiencies. Total gross margin for 1996 increased to 34.2% from 30.2% for 1995. The gross margin on boards and bindings manufactured for the 1996 selling season increased as a result of increases in the level of production and manufacturing efficiencies throughout the year and an increase in the sale of higher margin "Morrow" branded snowboards and bindings. During 1996, management focused on increasing the sale of "Morrow" branded snowboards and bindings and decreasing the sale of lower margin OEM snowboards and bindings.

     Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for 1996 increased 32.8% to $4,592,000 from $3,459,000 for 1995, representing 14.5% and 14.1% of net sales, respectively. The Company's growth required increased expenses associated with additional staff and increased promotion and marketing activities, consulting expenses, trade show expenses and sales commissions. As a percentage of net sales, the more significant changes were consulting expenses increasing 0.4%, commissions increasing 0.3% and promotional and marketing expenses decreasing 0.4%. All other expense categories remained relatively consistent as a percentage of net sales on a period-to-period basis.


     Engineering, Research and Product Development. Engineering, research and product development expenses for 1996 decreased 2.3% to $769,000 from $787,000 for 1995, representing 2.4% and 3.2% of net sales, respectively. This decrease was primarily due to a reduction in staff and employee-related expenses. As a percentage of net sales, staff and employee-related expenses decreased 0.7% and and research and development expenses decreased 0.3%. All other expense categories remained relatively consistent as a percentage of net sales on a year-to-year basis.

     General and Administrative. General and administrative expenses for 1996 increased 61.8% to $2,581,000 from $1,595,000 for 1995, representing 8.1% and
6.5% of net sales, respectively. This increase was primarily due to additional staff and employee-related expenses and increased professional fees, partially due to the increased cost of operating as a public company, in 1996, compared to 1995. As a percentage of net sales, professional services increased 0.9%. All other expense categories remained relatively consistent as a percentage of net sales on a year-to-year basis.

     Interest Expense. Interest expense decreased 82.3% to $153,000 for 1996 from $865,000 for 1995. This decrease was primarily due to the Company's purchase of its manufacturing and administrative facility in March 1996. Prior to the purchase, the facility was leased by the Company. As a result of the cash raised in the December 1995 initial public offering, the Company did not have any other significant borrowings outstanding in 1996.

     Other Income. Other income increased to $666,000 for 1996 from $34,000 in 1995, largely as a result of interest income on the cash raised in the Company's initial public offering in December 1995.

     Income Tax Expense. The income tax expense for 1996 was $1,280,000 compared to $264,000 for 1995. The effective income tax rates were 37.4% and 35.2% for 1996 and 1995, respectively.

     Net Income. Net income for 1996 was $2,147,000 compared to $485,000 for 1995.

Comparison of the Years Ended December 31, 1995 and 1994

     Net Sales. Net sales for 1995 increased 77.6% to $24,586,000 from $13,844,000 for 1994. This increase was due to increased sales to domestic and international customers of "Morrow" branded snowboards, bindings and boots, primarily during the last six months of 1995, as well as increased sales of OEM snowboards and bindings during the first six months of the year. The sale of snowboards in 1995 increased 88.4% to $15,868,000 from $8,422,000 for 1994. The sale of bindings increased 72.0% to $6,148,000 in 1995 from $3,574,000 for 1994. The sale of boots increased 78.2% to $1,725,000 for 1995 compared to $968,000 in 1994. As a percentage of net sales, snowboards represented 64.5% in 1995 compared to 60.8% in 1994. In 1995, "Morrow" branded snowboards represented 50.3% of net sales compared to 54.1% in 1994. OEM snowboard sales represented 14.2% of net sales in 1995 compared to 6.7% in 1994. As a percentage of net sales, binding and boot sales remained relatively constant at 25.0% and 7.0%, respectively, in 1995 compared to 25.8% and 7.0%, respectively, for 1994.

     Gross Profit. Gross profit for 1995 increased 71.5% to $7,421,000 from $4,328,000 for 1994 as a result of the overall increase in sales. Total gross margin for 1995 decreased to 30.2% from 31.3% for 1994. The gross margin on boards and bindings manufactured for the 1995 selling season increased as a result of increases in the level of production and manufacturing efficiencies throughout the year. These increases to the gross margins were offset by increases in international and OEM sales relative to domestic sales and two product changeovers occurring in 1995. During 1995, the international and OEM sales more than doubled over 1994. Margins on international and OEM sales are lower than domestic sales. In 1995, the Company had two product changeovers for the 1995 and 1996 product lines. During the changeover period, output of product is lower thus impacting manufacturing efficiencies and gross margins. In prior years, there has only been one changeover per year.

     Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for 1995 increased 64.1% to $3,459,000 from $2,108,000 for 1994, representing 14.1% and 15.2% of net sales, respectively. The Company's growth required increased expenses associated with additional staff and professional team riders, increased promotion and marketing activities and sales commissions. The more significant changes as a percentage of net sales were sales commissions decreasing 1.1%, staff and employee-related expenses decreasing 0.5% and promotional and marketing expenses increasing 1.3%. All other expense categories remained relatively consistent as a percentage of net sales on a period-to-period basis.

     Engineering, Research and Product Development. Engineering, research and product development expenses for 1995 increased 217.3% to $787,000 from $248,000 for 1994, representing 3.2% and 1.8% of net sales, respectively. This increase was primarily due to additional staff and employee-related expenses, costs of supplies and materials associated with the Company's focus on research and development and engineering design work on 1996 products during 1995. The more significant changes as a percentage of net sales were staff and employee-related expenses and research and development expenses increasing 1.2% and 0.2%, respectively. All other expense categories remained relatively consistent as a percentage of net sales on a year-to-year basis.

     General and Administrative. General and administrative expenses for 1995 increased 83.8% to $1,595,000 from $868,000 for 1994, representing 6.5% and 6.3%
of net sales, respectively. This increase was primarily due to additional staff and employee-related expenses and increased professional fees in 1995, compared to 1994. The more significant changes as a percentage of net sales were staff and employee-related expenses decreasing 0.1%, insurance expenses decreasing by 0.3% and travel expenses increasing 0.1%. All other expense categories remained relatively consistent as a percentage of net sales on a year-to-year basis.

     Loss on Facility Lease Termination. During 1994, the Company recognized expenses of $352,000 associated with the termination of a facility lease at its previous location.

     Interest Expense. Interest expense increased 73.0% to $865,000 for 1995 from $500,000 for 1994. This increase was primarily due to an increase in the average balance outstanding on the Company's lines of credit in 1995, a full year of interest on its facility lease entered into in July 1994, additional leases of manufacturing equipment and the Convertible Debentures issued during 1995.

     Income Tax Expense. The income tax expense for 1995 was $264,000 compared to an income tax benefit of $131,000 for 1994. The income tax benefit in 1994 resulted from the elimination of a previously recorded valuation allowance of $211,000 associated with the Company's net deferred income tax assets. The Company evaluated the realization of its deferred tax assets and determined that the valuation allowance should be reduced based on current earnings, the effect of temporary taxable differences and future earnings.

     Net Income. Net income for 1995 was $485,000 compared to $333,000 for 1994.

Liquidity and Capital Resources

     The Company requires capital for the development of its technology and products, procurement of raw materials and other supplies, and capital equipment for its manufacturing facility. In December 1995, the Company completed its initial public offering which resulted in cash proceeds of $18.5 million after deducting underwriting discounts and offering expenses. Prior to the offering, the Company had financed its growth and operations through numerous private placements of equity and debt securities, refinancing of its bank indebtedness and the incurrence of a significant number of capital leases. The Company's cash flow had been constrained primarily due to its growth, seasonality and operating performance. With the proceeds from the offering, the Company is more adequately capitalized to increase its focus on developing the "Morrow" brand.

     The Company had $8,762,000 and $15,026,000 in cash and cash equivalents and short term investments at December 31, 1996 and 1995, respectively. Net cash used in operating activities for 1996 was $12,000, resulting primarily from net income of $2,147,000, depreciation and amortization of $1,205,000, increases in accounts receivable of $2,850,000, increased inventories of $1,786,000 and an increase in accrued liabilities of $1,045,000. The increase in accounts receivable from the year ended December 31, 1995 to the year ended December 31, 1996 is a result of the increase in sales. The increase in inventories from the year ended December 31, 1995 to the year ended December 31, 1996 is due to reorders of 1996/97 "Morrow" branded snowboards being lower than anticipated and corresponding production of 1997/98 products. The lower than anticipated reorders of 1996/97 "Morrow" branded snowboards were the result of a softening in the snowboard market. The Company believes it will be able to sell its remaining 1996/97 product in 1997. Net cash used in investing activities for 1996 was $7,178,000, which was used primarily for the purchase and construction of equipment and the purchase of short-term investments with the Company's cash. Net cash used in financing activities for 1996 was $2,774,000, primarily from principal payments on long-term debt. At December 31, 1996, the Company had working capital of $19,228,000 compared with working capital of $18,722,000 at December 31, 1995. Capital expenditures for the years ended December 31, 1996 and 1995 were $3,481,000 and $1,741,000, respectively. Capital expenditures were primarily for the purchase or construction of manufacturing equipment and fixtures and new snowboard, binding and boot tooling.

     The Company has a revolving credit facility with Bank of America Oregon (the "Bank"). Under its revolving facility, the amount of the line of credit is $5,000,000 for the periods between August 1 and March 31 of each calendar year, and will increase to $7,500,000 for the periods of April 1 through July 31 of each calendar year. This line of credit is available through October 31, 1997. At December 31, 1996, there was no amount of outstanding principal under the facility. A commitment fee of 0.125% of the available balance under the credit facility before the first advance, and 0.25% after the first advance, is payable quarterly. Interest under the credit facility is payable on a monthly basis. The facility bears interest at the Bank's Reference Rate (8.25% at December 31, 1996). The Company has the option under the credit facility to enter into fixed interest rates for specified periods for all or a portion of the line of credit. The revolving facility is secured by substantially all of the Company's assets excluding its real estate. The credit agreement with the Bank contains various covenants which require the Company, among other things, to meet certain objectives with respect to tangible net equity, the ratio of liabilities to tangible net equity, and the ratio of current assets to current liabilities. At December 31, 1996, the Company was in compliance with all of its covenants.

     The Company's debt structure is comprised of the following:

                                                                   December 31,
                                                                       1996
                                                                   -----------
                                                                  (in thousands)
Short-term debt:
  Current portion of long-term debt and capital lease obligations       $  228
    Total short-term debt                                               $  228
                                                                   ===========
Long-term debt:
  Capital lease obligations                                             $  486
  Less current portion                                                    (228)
                                                                   -----------
Total long-term debt, net of current portion                            $  258
                                                                   ===========

     The Company believes that its current cash flow from operations, available line of credit under its Revolving Facility and net proceeds from its initial public offering will be adequate to meet its anticipated cash requirements through 1997. The Company may need to raise additional capital if it makes any acquisitions or if working capital requirements are greater than anticipated. There can be no assurance that the Company will be able to raise additional capital on terms acceptable to the Company or that it will be able to do so on a timely basis.


Factors That May Affect Future Results

     Statements in this report or in other Company communications, such as press releases, may relate to future events or the Company's future performance and such statements are forward-looking statements. Such forward-looking statements are based on present information the Company has related to its existing business circumstances. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may differ materially from such forward-looking statements. Factors that may result in such variances include, but are not limited to, economic conditions, actions by competitors, changing weather conditions and natural phenomena, actions by government authorities, uncertainties associated with legal proceedings and future decisions by management in response to changing conditions.

Item 8.  Financial Statements and Supplemental Data



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Morrow Snowboards, Inc.:

     We have audited the accompanying consolidated balance sheets of Morrow Snowboards, Inc. (an Oregon corporation) and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion .

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrow Snowboards, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP



Portland, Oregon
February 19, 1997

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                             ASSETS


                                                                 December 31,
                                                              ------------------
                                                                 1996       1995
                                                              --------    -------
Current Assets:
 Cash and cash equivalents                                     $ 5,062    $15,026
 Short-term investments                                          3,700         -
 Accounts receivable, less allowance of $134 and $50 for
   uncollectible accounts                                        8,736      5,886
 Inventories                                                     4,533      2,747
 Prepaid expense                                                   536        252
 Deferred income taxes                                             450        289
                                                              --------    -------
  Total Current Assets                                          23,017     24,200
Property, plant and equipment, net                               9,183      6,936
Other assets                                                        43         43
                                                              --------    -------
   Total Assets                                                $32,243    $31,179
                                                              ========    =======

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                              $ 1,552    $ 1,857
 Accrued liabilities                                             2,009        964
 Current portion of capital lease obligations
                                                                   228      2,657
                                                              --------    -------
  Total Current Liabilities                                      3,789      5,478
Long-Term Liabilities:
 Captal lease obligations, net of current portion                  258        475
 Deferred income taxes                                             304         76
                                                              --------    -------
  Total Long-Term Liabilities                                      562        551
Commitments and contingencies (Note 9)
Shareholders' Equity:
 Preferred stock, no par, 10,000,000 shares authorized
   no shares issued or outstanding                                   -          -
 Common stock, no par, 20,000,000 shares authorized,
   5,667,749 and 5,500,448 shares issued and outstanding        25,980     25,385
 Notes receivable for common stock                                 (94)       (94)
 Retained earnings (accumulated deficit)                         2,006       (141)
                                                              --------    -------
  Total Shareholders' Equity                                    27,892     25,150
                                                              --------    -------
   Total Liabilities and Shareholders' Equity                  $32,243    $31,179
                                                              ========    =======


The accompanying notes are an integral part of these consolidated balance sheets.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share and share data)

                                                              Year Ended December 31,
                                                  ------------------------------------------
                                                     1996            1995            1994
                                                  ---------       ----------      ----------
Net Sales                                         $  31,699       $   24,586      $   13,844
Cost of Goods Sold                                   20,843           17,165           9,516
                                                  ---------       ----------      ----------
 Gross Profit                                        10,856            7,421           4,328
Operating Expenses:
 Selling, marketing and customer service              4,592            3,459           2,108
 Engineering, research and product development          769              787             248
 General and administrative                           2,581            1,595             868
 Loss on facility lease termination (Note 9)           -                   -             352
                                                  ---------       ----------      ----------
  Total Operating Expenses                            7,942            5,841           3,576
                                                  ---------       ----------      ----------
Operating Income                                      2,914            1,580             752
Other Income (Expense):
 Interest expense (includes $1, $42 and $45            (153)            (865)           (500)
   for related parties - Note 11)
 Other income (expense)                                 666               34             (50)
                                                  ---------       ----------      ----------
  Total Other Income (Expense)                          513             (831)           (550)
                                                  ---------       ----------      ----------
Income Before Income Tax                              3,427              749             202
Income Tax Benefit (Expense)                         (1,280)            (264)            131
                                                  ---------       ----------      ----------
Net Income                                        $   2,147       $      485      $      333
                                                  =========       ==========      ==========

Net Income Per Share:
 Primary                                          $    0.36       $     0.14      $     0.10
                                                  =========       ==========      ==========
 Fully Diluted                                    $    0.36       $     0.13      $     0.10
                                                  =========       ==========      ==========
Weighted Average Number of Shares Used in
  Computing Per Share Amounts:
 Primary                                          5,929,674        3,936,872       3,415,949
                                                 ==========       ==========      ==========
 Fully Diluted                                    6,030,475        4,162,838       3,453,429
                                                 ==========       ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                                     Retained
                                       Common Stock                                  Earnings
                                 ----------------------        Warrants    Notes   (Accumulated
                                    Shares     Amount        Outstanding Receivable   Deficit)     Total
                                 ----------   ---------      ----------- ----------   -------    -------
Balance, December 31, 1993        1,942,075     $ 2,400         $56        $   -      $ (959)    $ 1,497
 Sale of common stock for cash      904,430       2,079           -            -           -       2,079
 Common stock options exercised      19,600          16           -            -           -          16
 Debt conversion                     34,998          50           -            -           -          50
 Net income                               -           -           -            -         333         333
                                 -----------  ---------      ----------- ----------   -------    -------
Balance, December 31, 1994        2,901,103       4,545          56            -        (626)      3,975
 Sale of common stock for cash    1,919,500      18,517           -            -           -      18,517
 Debt conversion                    414,398       1,521           -            -           -       1,521
 Common stock options exercised     208,103         268           -            -           -         268
 Notes issued for stock options
   exercised                              -           -           -         (110)          -        (110)
 Cash payments received on notes
   issued for stock options
   exercised                              -           -           -           16           -          16
Stock option compensation expense         -          23           -            -           -          23
 Warrant activity                    57,344         165         (56)           -           -         109
 Tax benefit for exercise of non-
   qualified stock options                -         346           -            -           -         346
 Net income                               -           -           -            -         485         485
                                 ----------   ---------      ----------- ----------   -------    -------
Balance, December 31, 1995        5,500,448      25,385           -          (94)       (141)     25,150
 Common stock options exercised     114,953         318           -            -           -         318
 Repurchase of common stock         (92,500)       (657)          -            -           -        (657)
 Warrant activity                   144,848         211           -            -           -         211
 Tax benefit for exercise of non-
   qualified stock options                -         723           -            -           -         723
 Net income                               -           -           -            -       2,147       2,147
                                 ----------   ---------      ----------  ---------   --------    -------
Balance, December 31, 1996        5,667,749     $25,980        $  -        $ (94)    $ 2,006     $27,892
                                 ==========   =========      ==========  =========   ========    =======


The accompanying notes are an integral part of these financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                     Year Ended December 31,
                                                             -------------------------------------
                                                                  1996         1995       1994
                                                             ------------ ------------- ----------
Cash Flows From Operating Activities:
 Net income                                                   $ 2,147       $   485       $   333
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                                 1,205           892           379
  Loss on facility lease termination                               -             -            352
  Deferred income taxes                                            67           (82)         (131)
  Effect on income tax from excercise of
   stock options                                                  723           346            -
  Other                                                            26             6            -
  Changes in operating assets and liabilities:
   Increase in accounts receivable                             (2,850)       (2,928)         (439)
   Increase in inventories                                     (1,786)       (1,212)          (45)
   (Increase) decrease in prepaid expenses                       (284)          (74)           81
   Decrease in officer advances                                    -             21             9
   Increase in other assets                                        -             (7)          (36)
   Increase (decrease) in accounts payable                       (305)         (179)        1,351
   Increase in accrued liabilities                              1,045           111           184
                                                             ------------ ------------- ----------
  Net Cash Provided By (Used In) Operating
     Activities                                                   (12)       (2,621)        2,038
Cash Flows From Investing Activities:
 Purchase of short-term investments                            (3,700)           -             -
 Acquisition of property and equipment                         (3,481)       (1,228)       (1,532)
 Proceeds from sale of equipment                                    3            40            -
                                                             ------------ ------------- ----------
  Net Cash Used In Investing Activities                        (7,178)       (1,188)       (1,532)
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock                           529        18,759         2,095
 Payments for repurchase of common stock                         (657)           -             -
 Proceeds from subordinated debentures                             -          1,496            -
 Proceeds from issuance of long-term liabilities                   -            800            -
 Proceeds from payment of note receivable for stock                -             16            -
 Principal payments on long-term liabilities                   (2,646)       (1,536)         (338)
 Line of credit payments, net                                      -         (1,209)       (1,801)
                                                             ------------ ------------- ----------
  Net Cash Provided By (Used In)
     Financing Activities                                      (2,774)       18,326           (44)
                                                             ------------ ------------- ----------
Net Increase (Decrease) In Cash and Cash Equivalents           (9,964)       14,517           462
Cash and Cash Equivalents at Beginning Of Year                 15,026           509            47
                                                             ------------ ------------- ----------
Cash and Cash Equivalents at End Of Year                     $  5,062     $  15,026     $     509
                                                             ============ ============= ==========

  The accompanying notes are an integral part of these financial statements.

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

     The Company operates in a relatively new and rapidly growing segment of the sporting goods industry which is highly seasonal. Further, the Company has undergone significant expansion since its inception in 1989, related to its manufacturing, marketing and sales activities. These and other factors present certain risks to the future operations of the Company.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with an original maturity of three months or less.

     Financial Instruments

     A financial instrument is cash or a contract that imposes or conveys, a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of December 31, 1996.

     Inventories

     Inventories are stated at the lower of cost or market using standard costs which approximate the first-in, first-out (FIFO) method. Costs for inventory valuation include labor, materials and manufacturing overhead.

     Depreciation and Amortization

     Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 35 years). Amortization of leasehold improvements, and equipment under capital lease is provided using the straight-line method over the expected useful lives of the assets or the initial term of the lease (including periods related to renewal options which are expected to be exercised), whichever is shorter. Amortization is included in depreciation expense.

     Warranty Costs

     The Company offers a one-year warranty on its products. The Company provides for anticipated warranty expense related to products sold.

     Advertising and Promotion Costs

     Advertising and promotion costs are expensed as incurred and included in selling, marketing and customer service expenses. Advertising and promotion expenses totaled $1,284,000, $1,067,000, and $496,000 in 1996, 1995 and 1994
respectively.

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

     Stock-Based Compensation Plans

     The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123).

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

     Net Income Per Share

     Net income per share has been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock method.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin 83, common stock options granted and Convertible Subordinated Debentures issued (see Note 7) during the 12 months immediately preceding the Company's initial public offering date with an exercise or conversion price below the offering price of the Company's common stock have been reflected in the net income per share calculation as if they had been outstanding for all periods presented. Shares relating to stock options were calculated using the treasury stock method.

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

     Short-Term Investments

     Short term investments consist of certain tax exempt securities, which are classified as trading securities under the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The short-term investments are stated on the balance sheet at cost, which approximates fair market value. There were no unrealized holding gains or losses at December 31, 1996.

3.   INVENTORIES

     Inventories consisted of the following:

                                                                      DECEMBER 31,
                                                            -------------------------------
                                                                1996               1995
                                                            -------------     -------------
                                                                     (in thousands)
        Finished goods                                         $2,115              $  512
        Work-in-process                                           197                 333
        Raw materials                                           2,357               1,968
                                                            -------------     -------------
                                                                4,669               2,813
        Less reserve for obsolete inventory                      (136)                (66)
                                                            -------------     -------------
         Total inventories, net                                $4,533              $2,747
                                                            =============     ==============

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                         December 31,
                                                                ----------------------------
                                                                   1996               1995
                                                                ----------          --------
                                                                      (in thousands)
        Land                                                     $   500              $    -
        Building                                                   2,480                   -
        Manufacturing facility under capital lease                     -               2,340
        Equipment and fixtures                                     7,443               5,380
        Equipment and fixtures under construction                  1,513                 554
        Building and leasehold improvements                            -                 255
                                                                 ---------          --------
                                                                  11,936               8,529
        Less accumulated depreciation and amortization             2,753               1,593
                                                                 ---------          --------

         Property, plant and equipment, net                       $ 9,183             $6,936
                                                                 =========          ========

Included in equipment and fixtures was $1,055,000 and $1,111,000 of equipment under capital lease as of December 31, 1996 and 1995, respectively. See Note 8 for discussion of the purchase in 1996 of the manufacturing facility which was previously subject to capital lease.

5.   ACCRUED LIABILITIES

          Accrued liabilities consisted of the following (in thousands):

                                                             December
                                                             --------
                                                            1996    1995
                                                           ------  ------
               Accrued Commissions                         $  700    $509
               Accrued payroll and related liabilities        475     300
               Accrued Warranty                               300      80
               Accrued income taxes                           460       -
               Other                                           74      75
                                                           ------  ------
                  Total Accrued Liabilities                $2,009    $964
                                                           ======  ======

6.   LINES OF CREDIT

     Lines of credit consisted of the following:

                                                                    December 31,
                                                                --------------------
                                                                 1996         1995
                                                                -------      -------
                                                                  (in thousands)
Operating line of credit with Bank of America Oregon of         $     -       $    -
 $5,000,000, for the periods between August 1 through March
 31, of each calendar year, increasing to $7,500,000, for
 the periods April 1 through July 31, of each calendar
 year, collateralized by personal property of the Company.
 Monthly interest payments are made at the bank's
 reference rate (8.25% at December 31, 1996).
 The agreement, expires on October 31, 1997.                    -------      -------
                                                                $     -      $     -
                                                                =======      =======

     The operating line of credit above contains a facility for commercial letters of credit. A commitment fee of 0.125% of the available balance under the credit facility, increasing to 0.25% following the first advance, is payable quarterly. The Company has the option under the credit agreement to enter into fixed interest rates for specified periods for all or a portion of the line of credit. The credit agreement with the Bank contains various covenants which require the Company, among other things, to meet certain objectives with respect to tangible net equity, the ratio of liabilities to tangible net equity, and the ratio of current assets to current liabilities. In addition, the agreement places certain limitations on capital expenditures, lease rental payments and other outside borrowings. At December 31, 1996, the Company was in compliance with the covenants contained in the credit agreement.

7.  LONG-TERM DEBT

    In 1995, the Company issued to certain existing shareholders $1,500,000 of Convertible Subordinated Debentures (the "Debentures"), which bore interest at 12 percent per annum and were payable on November 1, 1995 and April 1, 1996. The Debentures had a maturity date of April 1, 1996 and were callable by the Company on or after October 31, 1995. The Debentures were convertible at any time to common stock of the Company at $3.67 per share and were subordinate to existing and future debt borrowed from banks and other institutional lenders. Effective October 31, 1995, the Debentures were converted into 408,273 shares of common stock.

8.   CAPITAL LEASE OBLIGATIONS

     Capital lease obligations consisted of the following:

                                                                                                     December 31,
                                                                                                ----------------------
                                                                                                 1996           1995
                                                                                                -------       --------
                                                                                                    (in thousands)
Lease of operating facility with a lease term of 10 years                                       $     -         $2,284
Lease of certain equipment with lease terms ranging from 24 to 60 months, monthly payments totaling $23,000 secured by the equipment under lease, with certain leases
 guaranteed by a shareholder                                                                        486            848
                                                                                                -------         ------
Total capital lease obligations                                                                     486          3,132
Less current portion                                                                                228          2,657
                                                                                                -------         ------
 Total capital lease obligations, net of current portion                                        $   258         $  475
                                                                                                =======         ======

     In July 1994, the Company entered into a long-term agreement to lease its manufacturing and administrative facility. The agreement provided the Company an option to purchase the facility at a fixed cost. In March 1996, the Company exercised it's option to purchase the land and building at a price of $2,449,000, accordingly, the entire amount of the operating facility lease was classified as current, in 1995.

     Minimum annual lease payments for the 12-month periods ending December 31 are as follows (in thousands):

     1997                                                              $272
     1998                                                               141
     1999                                                               108
     2000                                                                53
     Thereafter                                                           -
                                                                       ----
     Net minimum lease payments for capital leases                      574
     Less amount representing interest                                   88
                                                                       ----
      Present value of net minimum lease payments for capital leases   $486
                                                                       ====

9.   COMMITMENTS AND CONTINGENCIES

     Through July 1994, the Company leased its previous manufacturing site under an operating lease agreement which expired April 1996. The Company stopped utilizing this facility when it moved to its present facility in August 1994. The Company recognized an expense of $110,000 at December 31, 1994, for the costs associated with terminating this operating lease. In addition, leasehold improvements with a net book value of $242,000 were written off in connection with the move to the present facility. The expenses were recorded as loss on facility lease termination in the accompanying consolidated statements of income. Rent expense under the facility lease for 1994 was $108,000.

          From time to time the Company is involved in litigation arising out of the normal course of its business. In the opinion of management, the disposition of all claims or litigation currently pending will not have a material effect on the Company's financial position, results of operations or liquidity.

10.  SHAREHOLDERS' EQUITY

Option Plans

     In September 1990, the Company adopted a stock option plan (the "Plan") for selected executives, employees and directors which reserved 490,000 shares of common stock for issuance under the Plan. In January 1995, the Plan was amended to increase the number of shares of common stock under the Plan to 857,500. In July 1995, the Plan was further amended to increase the number of shares of common stock under the Plan to 1,102,500.

     The Plan permits the granting of options for terms not to exceed ten years from date of grant. The options generally vest ratably over a four-year period and are exercisable on terms established in the Plan document. The exercise price of the options granted under the Plan must be equal to or greater than the fair market value of the shares on the date of grant for incentive stock options and not less than 85 percent of the fair market value for nonqualified stock options. The exercise price of the options granted by the Company has generally been equal to or greater than fair market value at the date of grant. Fair market value for periods prior to the Company's initial public offering were determined by the Board of Directors without an independent valuation. Information regarding the Plan is shown below:

                                                    Number              Weighted Average            Aggregate
                                                   of Shares             Exercise Price               Price
                                                   ---------             --------------           -------------
Options outstanding at December 31, 1993            460,600                 $ 1.89                 $  871,000
  Granted                                            24,498                   2.45                     60,000
  Exercised                                         (19,600)                  0.82                    (16,000)

                                                   ---------             --------------           -------------
Options outstanding at December 31, 1994            465,498                   1.97                    915,000
  Granted                                           316,050                   4.12                  1,302,000
  Lapsed                                             (6,863)                  2.62                    (18,000)

  Exercised                                        (208,103)                  1.29                   (268,000)

                                                   ---------             --------------            ------------
Options outstanding at December 31, 1995            566,582                   3.41                  1,931,000
   Granted                                          131,200                  11.27                  1,478,000
   Lapsed                                           (17,105)                  5.39                    (92,000)
   Exercised                                       (114,953)                  2.77                   (318,000)
                                                   ---------             --------------            ------------
Options outstanding at December 31, 1996            565,724                 $ 5.30                 $2,999,000
                                                   =========             ==============            ============

     In accordance with the terms of option agreements, in August 1995, certain employees exercised their stock options in exchange for notes receivable. The notes bear interest at 10 percent per annum and are due and payable August 1, 1997. The notes receivable, net of any payments received, have been reflected in shareholders' equity in the accompanying consolidated financial statements.

     Effective November 1, 1995, the shareholders approved the Stock Option Plan for Non-Employee Directors (the "Directors Plan"), which plan reserves 122,500 shares of the Company's common stock for future grants to Eligible Directors (as defined in the Directors Plan). Options granted pursuant to the Directors Plan reduce the number of underlying shares available under the Plan on a one-to-one basis. The Directors Plan provides for an annual grant of 2,450 shares of common stock to each Eligible Director immediately following each annual meeting of shareholders commencing with the 1996 annual meeting. Grants are made at the fair market value of the common stock on the date of grant and are fully vested after six months.

     Statement of Financial Accounting Standards No. 123

     During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for employee stock options and similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it allows an entity to continue to measure compensation costs for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1996 and 1995 using the Black-Scholes options pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants for the years ended December 31:

                              1996     1995
                              -----   ------
Risk-free interest rate        6.5%     7.1%
Expected dividend yield        0.0%     0.0%
Expected lives (Years)         6.0%     5.3%
Expected volatility           57.1%     0.0%

Using the Black-Scholes methodology, the total value of options granted during 1996 and 1995 was $918,000 and $403,000 respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 1996 and 1995 was $6.99 per share and $1.27 per share, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below, for the years ended December 31 (in thousands except per share data):


                                    1996                     1995
                          -----------------------   -----------------------
                          As Reported   Pro Forma   As Reported   Pro Forma
                          -----------   ---------   -----------   ---------
Net income                     $2,147      $1,901         $ 485       $ 419
Net income per share           $ 0.36      $ 0.32         $0.14       $0.11

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at December 31, 1996:


                                                          Options Outstanding                       Options Exercisable
                                           -------------------------------------------   -----------------------------------------
                                                        Weighted Average
Range of            Number                    Weighted Average         Weighted Average     Number of Shares    Weighted Average
Exercise prices     Outstanding               Remaining                Exercise Price       Exercisable at      Exercise Price per
per share           at 12-31-96               Contractual              per Share            12-31-96            Share
                                              Life (Years)
----------------------------------------------------------------------------------------------------------------------------------
$ 1.63 - 5.31          439,624                     5.6                $ 3.59                  93,254              $ 3.18
$10.62 -12.12          126,100                     9.6                $11.26                  13,680              $11.11

     Total options exercisable at December 31, 1996 and 1995 were 106,934 and 7,252, respectively, at a weighted average excercise price of $4.19 per share and $1.84 per share, respectively.

     Stock Warrants

     The Company, from time to time, has issued stock warrants as payment for fees, interest and services rendered. At December 31, 1996, 1995, and 1994, the Company had outstanding warrants to purchase 63,701, 208,549, and 291,619 shares of common stock, respectively. The warrants are exercisable at weighted average exercise prices per share of $2.45, $1.76, and $1.92, respectively. Warrants are valued at the excess of the fair value of the common stock over the exercise price at the date of the grant. Any excess of the fair value over the grant price of the common stock at the date of grant is recognized as a capital contribution to warrants outstanding and corresponding expense. During 1996 and 1995, warrants to purchase 144,848 and 57,344 shares of common stock were exercised at weighted average exercise prices of $1.46 and $2.88 per share, respectively. During 1996 and 1995, no warrants were granted. No warrants lapsed during 1996. During 1995, 25,726 warrants lapsed at a weighted average exercise price of $2.45.

     Initial Public Offering

     In December 1995, the Company completed an initial public offering of 1,919,500 shares of Common Stock at $11.00 per share. The net proceeds were $18,517,000.

     Subsequent Cancellation and Reissuance of Stock Options

     Subsequent to December 31, 1996, the Company canceled and reissued certain options granted to employees during 1996 under the 1990 Stock Option Plan as amended. The options canceled were for 125,200 shares of common stock at a weighted average exercise price of $11.26 per share. The option price for the reissued options were at or above market value of the stock at the date the options were issued, therefore no compensation expense was recognized.

     Repurchase of Common Stock

     On December 18, 1996, the Board of Directors passed a resolution to repurchase and retire up to 300,000 shares of the Company's outstanding common stock. At December 31, 1996 92,500 shares of common stock had been repurchased and retired.

11.  RELATED PARTY TRANSACTIONS

     During 1994, a related party note for $50,000, bearing interest at 12 percent was converted into 34,998 shares of common stock at a conversion price of $1.43 per share, and the another $20,000 related party note, bearing interest at 18 percent was repaid.

     During 1994, the Company rented, on a month-to-month basis, its computer equipment from a partnership owned by shareholders of the Company, and recorded $27,000 of rent expense. In August 1994, the computer equipment was purchased by the Company for $63,000.

     During 1996, 1995 and 1994, the Company paid a guarantee fee of $1,000, $42,000 and, $45,000, respectively, to shareholders of the Company for personal guarantees of certain Company obligations. The guarantee fees are recorded as interest expense in the accompanying consolidated statements of income.

     During 1996, the Company purchased certain manufacturing tooling and supplies from a company owned by shareholders of the Company. The Company recorded $4,000 of manufacturing expenses and capitalized $63,000 for tooling related to these transactions.

12.  INCOME TAXES

     The provisions for income taxes consist of taxes currently due plus deferred taxes for the net change in items with different bases for financial and income tax reporting purposes. The items with different bases are primarily fixed assets, allowance for doubtful accounts, accrued liabilities for employee vacation and sick leave, and inventory and warranty reserves. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled, using enacted marginal income tax rates in effect when the differences are expected to reverse. Deferred tax assets are recognized for operating losses and tax credits that are available to offset future federal income taxes. Net deferred taxes consist of the following tax effects relating to temporary differences and carryforwards:

                                                                 December 31,
                                                          ------------------------
                                                            1996            1995
                                                          --------       ---------
                                                                (in thousands)
 Deferred Tax Liabilities:
  Depreciation and amortization                             $504            $268
 Deferred Tax Assets:
  Accrued expenses and reserves                              341             187
  Net operating loss and tax credit carryforwards            309             294
                                                          --------       ---------
    Gross deferred tax assets                                650             481
                                                          --------       ---------
Net Deferred Tax Assets                                     $146            $213
                                                          ========       =========


     The Company has recognized net deferred tax assets of $146,000 and $213,000 as of December 31, 1996 and 1995 based on a history of pretax earnings for financial reporting purposes and the projection of earnings in future years. During 1994, the Company eliminated its remaining deferred tax valuation allowance of $211,000. At December 31, 1996, the Company has an estimated federal net operating loss carry forward of $321,000 expiring through 2007 and AMT credit carry forwards of approximately $185,000 which do not expire.

     The components of income tax (benefit) expense are as follows:

                                                                   Year Ended December 31,
                                                        ------------------------------------------
                                                           1996             1995            1994
                                                        ------------------------------------------
                                                                       (in thousands)
        (Benefit) expense for income taxes:
          Current:
            Federal                                      $1,034           $288              $   -
            State                                           179             58                  -
                                                         ------           ----              ------
            Total                                         1,213            346                  -
         Deferred                                            67            (82)              (131)
                                                         ------           ----              ------
         Total (benefit) expense for income taxes        $1,280           $264              $(131)
                                                         ======           ====              ======

     A reconciliation of the income tax expense at the federal statutory income tax rate to the income tax (benefit) expense as reported is as follows:


                                                          Year Ended December 31,
                                                  ------------------------------------
                                                    1996          1995          1994
                                                  --------      --------      --------

        Expense computed at statutory rates        34.0%          34.0%         34.0%
        State taxes, net of federal benefit         4.4            4.4           4.4
        Change in valuation allowance                 -              -        (104.5)
        Other                                      (1.0)          (3.2)          1.2
                                                  -------       --------      --------
        Federal statutory income tax rate          37.4%          35.2%        (64.9)%
                                                  =======       ========      ========

13.  CASH FLOW ACTIVITIES

   The following are supplemental disclosures to the statement of cash flows:


                                                               Year Ended December 31,
                                                       ------------------------------------
                                                        1996            1995         1994
                                                       ------------------------------------
                                                                   (in thousands)
        Supplemental Disclosure:
          Cash paid for interest                         $154           $  878       $  530
          Cash paid for income taxes                       22               13           90
        Noncash Transactions:
          Assets acquired under capital lease               -              513        2,967
          Conversion of debt to common stock                -            1,521           50
          Stock option and warrant activity                 -              191            -
          Tax benefit on exercise of non-qualified stock
            options                                       723              346            -

14.  CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC DATA

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, short term investments and trade receivables. The Company places its temporary cash investments and short term investments with high quality financial institutions.

     The Company sells to customers located predominantly throughout the United States, Japan and Europe. The concentrations of credit risk with respect to trade receivables are, in management's opinion, considered minimal due to the Company's ongoing performance of credit evaluations of its customers' financial condition and the fact that export sales are made on a letter-of-credit basis. The Company generally does not require collateral from its domestic branded-label customers. The Company maintains reserves for potential credit losses, and such losses have been both immaterial and within management's expectations. In 1996, 1995 and 1994, one customer accounted for 21 percent, 19 percent, and 14 percent and net sales, respectively.


     Export sales are made primarily to customers in Japan and Europe. Net sales by the Company to international customers were:


                                Year Ended December 31,
                      -----------------------------------------
                        1996              1995           1994
                      -------            ------         -------
                                    (in thousands)

Japan                 $ 6,551            $4,793          $2,433
Europe and other        5,338             3,167           1,342
                      -------            ------          ------
                      $11,889            $7,960          $3,775
                      =======            ======          ======

15.  EMPLOYEE SAVINGS PLAN

     The company created an Employee savings plan on July 1, 1996 under the provisions of Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. The Company's matching contributions take two forms; a basic matching contribution of 30 percent of employees contribution, and a discretionary supplemental matching contribution based upon parameters set by management on an annual basis. The basic matching contribution is allocable each month to participants who have made contributions for that month, and who remain employed as of the end of that month. Supplemental matching contributions are allocable to participants who are actually employed by the Company as of the last day of the plan year. Participants are fully vested in their 401(k) contributions and basic matching contribution accounts. Supplemental matching contributions are subject to a three year (one-third per year) vesting schedule. Company matching contributions expensed in 1996 were $26,000.

16.  QUARTERLY INFORMATION (UNAUDITED)

     The following is a summary of operating results by quarter for the years ended December 31, 1996 and 1995:


                                                        1996 Quarter Ended
                                        ---------------------------------------------------
                                               (in thousands, except share data)

                                          March 31,    June 30,   September 30, December 31,
                                        ------------ ----------- -------------- ------------
Net sales                                $  647       $2,038       $19,667        $9,347
Gross profit                                 99          651         7,706         2,400
Net income (loss)                          (897)        (474)        3,069           449
Net income (loss) per share               (0.16)       (0.08)         0.51          0.07

                                                        1995 Quarter Ended
                                        ----------------------------------------------------
                                               (in thousands, except share data)

                                          March 31,    June 30,   September 30, December 31,
                                        ------------ ----------- -------------- -------------
Net sales                                $2,717       $2,034       $10,212        $9,623
Gross profit                                529          625         3,106         3,161
Net income (loss)                          (482)        (417)          681           703
Net income (loss) per share               (0.14)       (0.11)         0.20          0.16

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


  - None -

                                    PART III

Item 10.  Directors and Executive Officers of the Registrants

     The information required by this item is incorporated by reference to information in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1996.

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference to information in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1996.

Item 12.  Security Ownership oF Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to information in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1996.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to information in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1996.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) The following documents are filed as part of this report:

         1.  Financial Statements (see Item 8.)

          .  Report of Independent Public Accountants
          . Consolidated Balance Sheets - December 31, 1996 and 1995 . Consolidated Statements of Income - Years Ended
             December 31, 1996, 1995 and 1994
          .  Consolidated Statements of Shareholders' Equity -
             Years Ended December 31, 1996, 1995 and 1994
          .  Consolidated Statements of Cash Flows - Years Ended
             December 31, 1996, 1995 and 1994
          .  Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules

                   - None -

         3.  Exhibits

         See Exhibit Index.

         (b) Reports on Form 8-K

         There have been no reports on Form 8-K filed with the Securities and Exchange Commission on behalf of the Company during the last quarter of fiscal year ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on March 28, 1997.

                              MORROW SNOWBOARDS, INC.



                              By: /s/  David E. Calapp
                                  ---------------------
                                  David E. Calapp
                                  Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 28, 1997.

/s/  DAVID E. CALAPP      Chief Executive Officer (principal executive)
--------------------
David E. Calapp

/s/  MARGARET DANIELS     Acting Chief Financial Officer, Treasure and Secretary
---------------------     (principal financial officer and principal accounting
Margaret A. Daniels        officer)

/s/  Ray E. Morrow, Jr.   Chairman of the Board
-----------------------
Ray E. Morrow, Jr.

/s/  Gregory M. Eide      Director
--------------------
Gregory M. Eide

/s/  Erik J. Krieger      Director
--------------------
Erik J. Krieger

/s/  James V. Zaccaro     Director
---------------------
James V. Zaccaro

/s/  Maurice R. Bickert   Director
-----------------------
Maurice R. Bickert

/s/  Victor G. Petroff    Director
-----------------------
Victor G. Petroff

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                          __________________________

                                   EXHIBITS

                                Filed with the

                               ANNUAL REPORT ON

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     UNDER

                      THE SECURITIES EXCHANGE ACT OF 1934

                           ________________________


                            MORROW SNOWBOARDS, INC.

                                 EXHIBIT INDEX

Exhibit
-------
  No.                                 Description
  ---                                 -----------
   *3.1       Amended and Restated Articles of Incorporation
   *3.2       Amended and Restated Bylaws
     *4       Registration Rights Agreement dated April 20, 1994, among the Registrant and the investors named therein
  *10.1       Business Loan Agreement with Bank of America Oregon dated June 21, 1995, as amended
  *10.2       Loan Agreement with the Oregon Economic Development Commission dated April 25,
              1991, as amended
  *10.3       Lease and Option Agreement among PR Investors Limited Liability Company, the
              Registrant, Ray E. Morrow, Jr. and Sharon Morrow dated July 25, 1994, as amended by
              Amendment to Lease and Option Agreement dated August 1, 1995
  *10.4       Forms of Warrant
 +*10.5       Employment Agreement between Ray E. Morrow, Jr. and the Registrant dated April 20,
              1994, as amended
  *10.6       Noncompete Agreement between Ray E. Morrow, Jr. and Nicollett Limited Partners
              Partnership dated April 20, 1994
  #10.7       Assignment Agreement by and among the Registrant, Nicollett Limited Partners, James V.
              Zaccaro, Gregory M. Eide, Dennis R. Shelton and Erik J. Krieger dated December 19,
              1995
 +*10.8       1990 Amended and Restated Stock Option Plan
 +*10.9       Form of Nonqualified Stock Option Agreement
+*10.10       Form of Incentive Stock Option Agreement
 *10.11       Manufacturing Agreement between the Registrant and Plasticos Duramas, S.A., dated
              July 20, 1995
 *10.12       Form of Sales Representative Agreement
 *10.13       Letter Agreements between the Registrant and Pacific Crest Securities Inc. dated
              February 22, 1994, January 27, 1995, August 4, 1995 and October 4, 1995
+*10.14       Form of Indemnification Agreement
+*10.15       Stock Option Plan for Non-Employee Directors
 #10.16       Purchase and Sales Agreement Dated February 29, 1996.
  11          Statement re computation of income per share
  27          Financial Data Schedule

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 33-97800).
+ Management contract or compensatory plan or arrangement.
# Incorporated herein by reference from the Company's 1995 Annual Report on Form 10-K (File No. 0-27002).