Form 10-Q
period 1997-03-29
MORROW SNOWBOARDS INC
filed 1997-05-12
CIK 866415

-------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           -----------------------------------------------------------


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 29, 1997


                         Commission File Number 0-27002


           -----------------------------------------------------------

                             MORROW SNOWBOARDS, INC.
             (Exact name of Registrant as specified in its charter)

               Oregon                                      93-1011046
   (State or other jurisdiction of               (I.R.S. Employer Identification
   incorporation or organization)                             No.)
           -----------------------------------------------------------

                            2600 Pringle Road, S.E.
                              Salem, Oregon 97302
                   (Address of principal executive offices)

                                (503) 375-9300
             (Registrant's telephone number; including area code)


           -----------------------------------------------------------



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| yes |_| no


The number of shares outstanding of the registrant's common stock, no par value, as of April 30, 1997 was 5,587,516.

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

Signatures

                          Part I. FINANCIAL INFORMATION


                          Item 1. Financial Statements





                            MORROW SNOWBOARDS, INC.
                             For the Quarter Ended
                                March 29, 1997

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

--------------------------------------------------------------------------------

ASSETS

                                                                      March 29,        December 31,
                                                                          1997            1996
                                                                     ----------       -------------
Current Assets:
    Cash and cash equivalents                                        $   3,473         $  5,062
    Short-term investments                                               2,700            3,700
    Accounts receivable, net                                             3,519            8,736
    Inventories                                                          7,302            4,533
    Prepaid expense                                                        566              536
    Deferred income taxes                                                1,250              450
                                                                     ---------         --------
       Total Current Assets                                             18,810           23,017
Property, Plant and Equipment-net                                        9,373            9,183
Other Assets                                                                33               43
                                                                     ---------         --------
          Total Assets                                               $  28,216         $ 32,243
                                                                     =========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                 $     533         $  1,552
    Accrued liabilities                                                    817            2,009
    Current portion of capital lease obligations                           175              228
                                                                     ---------         --------
       Total Current Liabilities                                         1,525            3,789
Long-Term Liabilities:
    Capital lease obligations, net of current portion                      236              258
    Deferred income taxes                                                  304              304
                                                                     ---------         --------
       Total Long-Term Liabilities                                         540              562
Commitments and Contingencies
Shareholders' Equity:
    Preferred stock, no par, 10,000,000 shares authorized
      no shares issued or outstanding                                       --               --
    Common stock, no par, 20,000,000 shares authorized,
      5,595,599 and 5,667,749 shares issued and outstanding             25,477           25,980
    Notes receivable for common stock                                      (94)             (94)
    Retained Earnings                                                      768            2,006
                                                                     ---------         --------
       Total Shareholders' Equity                                       26,151           27,892
                                                                     ---------         --------
          Total Liabilities and Shareholders' Equity                 $  28,216         $ 32,243
                                                                     =========         ========

  The accompanying notes are an integral part of these consolidated balance sheets.

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and share data)
(unaudited)

--------------------------------------------------------------------------------

                                                                                   For The Quarters Ended
                                                                            March 29,               March 31,
                                                                              1997                    1996
                                                                          ------------            -----------
Net Sales                                                                 $       689             $       647
Cost of Goods Sold                                                                794                     548
                                                                          -----------             -----------
    Gross Profit (Loss)                                                          (105)                     99
Operating Expenses:
    Selling, marketing and customer service                                     1,132                     893
    Engineering, research and product development                                 238                     179
    General and administrative                                                    690                     604
                                                                          -----------             -----------
       Total Operating Expenses                                                 2,060                   1,676
                                                                          -----------             -----------
Operating Loss                                                                 (2,165)                 (1,577)
Other Income (Expense):
    Interest expense                                                              (16)                    (82)
    Other income                                                                  152                     208
                                                                          -----------             -----------
       Total Other Income (Expense)                                               136                     126
                                                                          -----------             -----------
Loss Before Income Tax                                                         (2,029)                 (1,451)
Income Tax Benefit                                                                791                     554
                                                                          -----------             -----------
Net Loss                                                                  $    (1,238)            $      (897)
                                                                          ===========             ===========


Net Loss Per Share:                                                       $     (0.22)            $     (0.16)
                                                                          ===========             ===========
Weighted Average Number of Shares Used in
  Computing Per Share Amounts:                                              5,633,277               5,616,562
                                                                          ===========             ===========

  The accompanying notes are an integral part of these consolidated financial statements.

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                                    Common Stock
                                           -------------------------------      Notes           Retained
                                              Shares           Amount         Receivable        Earnings          Total
                                           --------------  ---------------  --------------   --------------   --------------
Balance, December 31, 1996                   5,667,749        $25,980           $(94)           $ 2,006          $27,892
    Common stock options exercised               7,350             18             --                 --               18
    Repurchase of common stock                 (79,500)          (530)            --                 --             (530)
    Warrant activity                                --             --             --                 --               --
    Tax benefit for exercise of options             --              9             --                 --                9
    Net loss                                        --             --             --             (1,238)          (1,238)
                                           --------------  ---------------  --------------   --------------   --------------
Balance, March 29, 1997                      5,595,599        $25,477           $(94)           $   768          $26,151
                                           ==============  ===============  ==============   ==============   ==============

  The accompanying notes are an integral part of these consolidated financial statements.

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

---------------------------------------------------------------------------------------------------

                                                                       For The Quarters Ended
                                                                      March 29,        March 31,
                                                                         1997            1996
                                                                      -----------     ----------
Cash Flows From Operating Activities:
    Net loss                                                            $(1,238)       $  (897)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                        285            240
       Deferred income taxes                                               (791)          (554)
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                                  5,217          4,636
         Increase in inventories                                         (2,769)        (3,667)
         Increase in prepaid expenses                                       (30)           (98)
         Decrease in other assets                                            10              1
         Decrease in accounts payable                                    (1,019)          (570)
         Decrease in accrued liabilities                                 (1,192)          (326)
                                                                      -----------     ----------
       Net Cash Used In Operating Activities                             (1,527)        (1,235)
Cash Flows From Investing Activities:
    Redemption of short-term investments                                  1,000             --
    Acquisition of property and equipment                                  (475)        (1,051)
                                                                      -----------     ----------
       Net Cash Provided By (Used In) Investing Activities                  525         (1,051)
Cash Flows From Financing Activities:
    Proceeds from issuance of common stock                                   18            275
    Payments for repurchase of common stock                                (530)            --
    Principal payments on long-term liabilities                             (75)        (2,427)
                                                                      -----------     ----------
       Net Cash Used In Financing Activities                               (587)        (2,152)
                                                                      -----------     ----------
Net Decrease In Cash and Cash Equivalents                                (1,589)        (4,438)
Cash and Cash Equivalents at Beginning Of Period                          5,062         15,026
                                                                      -----------     ----------
Cash and Cash Equivalents at End Of Period                              $ 3,473        $10,588
                                                                      ===========     ==========


Supplemental disclosure:
    Cash paid for interest                                              $    16        $    92
    Cash paid for income taxes                                              440             19
Noncash Transactions:
    Tax benefit on exercise of stock options and warrants                     9            632

  The accompanying notes are an integral part of these consolidated financial statements.

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


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at March 29, 1997, and for the quarters ended March 29, 1997 and March 31, 1996, they do not include all notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended December 31, 1996, contained in the Company's Form 10-K, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the quarter ended March 29, 1997, are not necessarily indicative of the results that may be expected for the full year.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Fiscal Year

         Effective January 1, 1997, the Company changed its year end from a calendar year ended December 31st to a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the 1997 fiscal quarter ended on March 29th, whereas the prior year calendar quarter ended on March 31st.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with an original maturity of three months or less.

         Financial Instruments

         A financial instrument is cash or a contract that imposes or conveys, a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of March 29, 1997 and December 31, 1996.

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

         Net Loss Per Share

         Net loss per share has been computed by dividing net loss by the weighted average number of common shares and equivalents outstanding (if dilutive). Common share equivalents (if dilutive) included in the computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock method.

         Effective December 15, 1997, the Company will be required to adopt SFAS No. 128 "Earnings per Share". At that time all previously reported earnings per share amounts will be restated to conform to SFAS No. 128. However, SFAS No. 128 would not affect the reported net loss per share amounts for the quarters ended March 29, 1997 and March 31, 1996.

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

         Short-Term Investments

         Short-term investments consist of certain tax exempt securities, which are classified as trading securities under the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The short-term investments are stated on the balance sheet at cost, which approximates fair market value. There were no unrealized gains or losses at March 29, 1997 or December 31, 1996.


3.       INVENTORIES

         Inventories consisted of the following:


                                                              March 29,        December 31,
                                                                 1997              1996
                                                            ---------------   ---------------
                                                                       (in thousands)
Finished goods                                                      $3,616            $1,979
Work-in-process                                                        428               197
Raw materials                                                        3,258             2,357
                                                            ---------------   ---------------
  Total inventories                                                 $7,302            $4,533
                                                            ===============   ===============

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company also manufactures private label snowboards and bindings under short-term agreements on an OEM basis. The majority of "Morrow" branded product sales occur in the third and fourth quarters of the year. In the first quarters of both 1997 and 1996, sales consisted almost entirely of closeout sales and sales samples of "Morrow" branded products.

         The Company accumulates a significant backlog of sales orders beginning in February of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company begins to deliver snowboards, backlog decreases and is usually eliminated by the end of the year. The Company had net sales of $689,000 and estimated backlog sales orders of approximately $20,000,000 at March 29, 1997. At March 31, 1996, the Company had net sales of $647,000 and estimated backlog sales orders of approximately $28,000,000. Backlog sales orders are subject to cancellation.

         The Company's net sales increased 6.5% to $689,000 for the quarter ended March 29, 1997 from $647,000 in the quarter ended March 31, 1996.

Forward-Looking Statements

         This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Morrow Snowboards wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, Morrow Snowboards' actual results and could cause actual consolidated results for the first quarter of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Morrow Snowboards. These factors include, without limitation, new initiatives by competitors, price pressures, cancellation of preseason orders, inventory risks due to shifts in market demand, raw materials costs, the ability to manufacture product at planned costs, weather in primary winter resort areas of the world, and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended December 31, 1996.

         The Company's backlog of orders at March 29, 1997 are down from those reported at March 31, 1996 as a result of soft market conditions throughout the industry due to an oversupply of snowboards. The Company is currently examining all operating costs in light of the potential for lower sales in 1997.

         Management is unaware of any other trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity. However, investors should also be aware of factors which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's markets; competitive product, advertising, promotional and pricing activity; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; and the difficulty of forecasting sales at certain times in certain markets.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of net sales.

                                                          Quarters Ended                 Year Ended
                                                ------------------------------------  ------------------
                                                   March 29,             March 31,        December 31,
                                                     1997                  1996             1996
                                               -------------------------------------  ------------------
Net Sales                                             100.0    %        100.0    %          100.0   %
Cost of Goods Sold                                    115.2              84.7                65.8
                                                ------------------------------------  ------------------
   Gross Profit (Loss)                                (15.2)             15.3                34.2
Operating Expenses:
   Selling, marketing and customer service            164.3             138.0                14.5
   Engineering, research and product development       34.5              27.6                 2.4
   General and administrative                         100.1              93.4                 8.1
                                                ------------------------------------   -----------------
      Total Operating Expenses                        298.9             259.0                25.0
                                                ------------------------------------   -----------------
Operating Income (Loss)                              (314.1)           (243.7)                9.2
   Interest Expense                                    (2.3)            (12.7)               (0.5)
   Other Income                                        22.1              32.3                 2.1
                                                ------------------------------------   -----------------
Income (Loss) Before Income Taxes                    (294.3)           (224.1)               10.8
Income Tax Benefit (Expense)                          114.8              85.6                (4.0)
                                                ------------------------------------   -----------------
Net Income (Loss)                                    (179.5)   %       (138.5)   %            6.8  %
                                                ====================================   =================


Comparison of the Quarters Ended March 29, 1997 and March 31, 1996

         Net Sales. Net sales for the first quarter of 1997 increased 6.5% to $689,000 from $647,000 in the first quarter of 1996. The majority of "Morrow" branded product sales occur in the third and fourth quarters of the year. In the first quarters of both 1997 and 1996, these sales consisted almost entirely of closeout sales and sales samples of "Morrow" branded products. As a percentage of net sales, snowboards represented 39.3% in the first quarter of 1997 compared to 43.3% in the first quarter of 1996. Binding sales represented 27.4% of net sales in the first quarter of 1997 compared to 31.2% in the first quarter of 1996. Boot sales represented 15.4% of net sales in the first quarter of 1997 compared to 15.9% in the first quarter of 1996.

         Gross Profit (Loss). Gross profit for the first quarter of 1997 decreased 206.1% to a gross loss of $105,000 from a gross profit of $99,000 for the first quarter of 1996 as a result of a change in the timing of recognition of manufacturing variances in 1997. Total gross margin for the first quarter of 1997 decreased to negative 15.2% from positive 15.3% for the first quarter of 1996. First quarter sales are largely comprised of closeout sales of 1996/97 product and sale samples of 1997/98 product.

         Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the first quarter of 1997 increased 26.8% to $1,132,000 from $893,000 for the first quarter of 1996, representing 164.3% and 138.0% of net sales, respectively. The Company's growth required increased expenses associated with additional staff, increases in trade show expenses and the sales van program, an increase in promotional product and increased commissions. As a percentage of net sales, staff and employee-related expenses increased 9.8%, trade show expenses increased 2.3%, sales van program expenses increased 2.2%, promotional product increased 9.7% and commissions increased 2.8%. All other expense categories remained consistent as a percentage of net sales on a period to period basis.

         Engineering, Research and Product Development. Engineering, research and product development expenses for the first quarter of 1997 increased 33.0% to $238,000 from $179,000 for the first quarter of 1996, representing 34.5% and 27.7% of net sales, respectively. This increase was primarily due to an increase in research and development of new products and consulting services contracted in the first quarter of 1997. As a percentage of net sales, research and development expenses increased 1.5%. Consulting, which was nonexistent in the first quarter of 1996, represented 3.5% of net sales in the first quarter of 1997. All other expense categories remained consistent as a percentage of net sales on a period-to-period basis.

         General and Administrative. General and administrative expenses for the first quarter of 1997 increased 14.2% to $690,000 from $604,000 for the first quarter of 1996, representing 100.1% and 93.4% of net sales, respectively. This increase was primarily due to increased professional fees and insurance costs. As a percentage of net sales, professional fees increased 2.8% and insurance costs increased 5.0%. All other expense categories remained consistent as a percentage of net sales on a period-to-period basis.

         Interest Expense. Interest expense decreased 80.5% to $16,000 for the first quarter of 1997 from $82,000 for the first quarter of 1996. This was largely the result of the company purchasing its building in March of 1996 with the proceeds provided by the Company's initial public offering in December 1995. Prior to the purchase, the building was subject to a capital lease, which required the Company to recognize interest expense on the outstanding lease debt.

         Other Income. Other income was $152,000 in the first quarter of 1997, compared to $208,000 in the first quarter of 1996. The Company had less cash to invest from the proceeds of its December 1995 initial public offering in the first quarter of 1997 than during the same quarter in 1996 resulting in a decrease in interest income.

         Income Tax Benefit. The income tax benefit for the first quarter of 1997 was $791,000 compared to a benefit of $554,000 for the first quarter of 1996. The income tax benefit for the first quarter of 1997 and 1996 was based on the Company's estimated effective tax rate of approximately 39.0%.

         Net Loss. The net loss for the first quarter of 1997 was $1,238,000 compared to a net loss of $897,000 for the first quarter of 1996.


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

         The Company had $3,473,000 in cash at March 29, 1997. Net cash used in operating activities for the first quarter of 1997 was $1,527,000, resulting primarily from a net loss of $1,238,000, a decrease in accounts receivable of $5,217,000 and an increase in inventory of $2,769,000 and reductions in accounts payable and accrued liabilities of $2,211,000. The decrease in accounts receivable for the quarter is a result of collections during the quarter. The increase in inventories for the quarter is a result of the buildup of inventory of "Morrow" branded products for delivery later in the year to fill preseason orders. Net cash provided by investing activities for the first quarter of 1997 was $525,000, which was the result of the redemption of short term investments and the purchase and construction of equipment. Net cash used in financing activities for the first quarter of 1997 was $587,000, primarily from the repurchase of common stock. At March 29, 1997, the Company had working capital of $17,285,000.

         Capital expenditures for the three months ended March 29, 1997 were $475,000. Capital expenditures were primarily for the purchase or construction of manufacturing equipment, fixtures, and new snowboard, binding and boot toolings. The Company has a revolving credit facility with Bank of America Oregon (the "Bank"). Under its revolving facility, the amount of the line of credit is $5,000,000 for the periods between August 1 and March 31 of each calendar year, and will increase to $7,500,000 for the periods of April 1 through July 31 of each calendar year. This line of credit is available through October 31, 1997. At March 29, 1997, there was no amount of outstanding principal under the facility. A commitment fee of 0.125% of the available balance under the credit facility before the first advance, and 0.25% after the first advance, is payable quarterly. Interest under the credit facility is payable on a monthly basis. The facility bears interest at the Bank's Reference Rate (8.50% at March 29, 1997). The Company has the option under the credit facility to enter into fixed interest rates for specified periods for all or a portion of the line of credit. The revolving facility is secured by substantially all of the Company's assets excluding its real estate. The credit agreement with the Bank contains various covenants which require the Company, among other things, to meet certain objectives with respect to tangible net equity, the ratio of liabilities to tangible net equity, and the ratio of current assets to current liabilities. At March 29, 1997, the Company was in compliance with all of its covenants.

       The Company's debt structure is comprised of the following:

                                                                                                March 29,
                                                                                                   1997
                                                                                              ---------------
             Short-term debt:
             Operating line of credit                                                                  $  -
             Current portion of capital lease obligations                                               175
                                                                                              ---------------
              Total short-term debt                                                                    $175
                                                                                              ===============
             Long-term debt:
             Capital lease obligations                                                                 $411
               Less current portion                                                                    (175)
                                                                                              ===============
                       Total long-term debt, net of current portion                                    $236
                                                                                              ===============

The Company believes that its full year cash flow from operations, available line of credit under its Credit Facility and net proceeds from its initial public offering will be adequate to meet its anticipated cash requirements. The Company may need to raise additional capital if it makes any acquisitions or if working capital requirements are greater than anticipated. There can be no assurance that the Company will be able to raise additional capital on terms acceptable to the Company or that it will be able to do so on a timely basis.

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

          -None-

Item 3.  Defaults upon Senior Securities.

              -None-

Item 4.  Submission of Matters to a Vote of Security Holders.

              -None-

Item 5.  Other Information.

              -None-


Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits - 27 Financial Data Schedule.

         There have been no reports on Form 8-K filed with the Securities and Exchange Commission on behalf of the Company during the fiscal quarter ended March 29, 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on May 12, 1997.

                             MORROW SNOWBOARDS, INC.


                             By:    /s/  David E. Calapp
                                ---------------------------------
                                David E. Calapp
                                Chief Executive Officer
                                (Principal Executive)



                             By:   /s/   Margaret Daniels
                                ---------------------------------
                                Margaret Daniels
                                Acting Chief Financial Officer and Secretary
                                (Principal Financial and Accounting Officer)