Form 10-Q
period 1997-06-28
MORROW SNOWBOARDS INC
filed 1997-08-12
CIK 866415

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997


                        COMMISSION FILE NUMBER 0-27002
                   -----------------------------------------

                            MORROW SNOWBOARDS, INC.
            (Exact name of Registrant as specified in its charter)

             OREGON                                 93-1011046
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)
                   -----------------------------------------

                            2600 PRINGLE ROAD, S.E.
                             SALEM, OREGON  97302
                   (Address of principal executive offices)

                                (503) 375-9300
             (Registrant's telephone number; including area code)



                   -----------------------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] yes   [_] no


     The number of shares outstanding of the registrant's common stock, no par value, as of July 31, 1997 was 5,582,516.

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

Signatures

                        PART I.  FINANCIAL INFORMATION


                         Item 1.  Financial Statements



                            MORROW SNOWBOARDS, INC.
                             For the Quarter Ended
                                 June 28, 1997

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                          June 28,     December 31,
                                                                            1997          1996
                                                                          --------     ------------
ASSETS

Current Assets:
   Cash and cash equivalents                                              $ 1,046        $ 5,062
   Short-term investments                                                     508          3,700
   Accounts receivable, net                                                 4,305          8,736
   Inventories                                                              9,056          4,533
   Prepaid expense                                                            456            536
   Deferred income taxes                                                    1,792            450
                                                                          -------        -------
      Total Current Assets                                                 17,163         23,017
Property, Plant and Equipment-net                                           9,971          9,183
Other Assets                                                                   33             43
                                                                          -------        -------
         Total Assets                                                     $27,167        $32,243
                                                                          =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                       $   433        $ 1,552
   Accrued liabilities                                                        821          2,009
   Current portion of capital lease obligations                               151            228
                                                                          -------        -------
      Total Current Liabilities                                             1,405          3,789
Long-Term Liabilities:
   Capital lease obligations, net of current portion                          202            258
   Deferred income taxes                                                      304            304
                                                                          -------        -------
      Total Long-Term Liabilities                                             506            562
Commitments and Contingencies
Shareholders' Equity:
   Preferred stock, no par, 10,000,000 shares authorized
     no shares issued or outstanding                                            -              -
   Common stock, no par, 20,000,000 shares authorized,
     5,582,516 and 5,667,749 shares issued and outstanding                 25,411         25,980
   Notes receivable for common stock                                          (94)           (94)
   Retained Earnings (Deficit)                                                (61)         2,006
                                                                          -------        -------
      Total Shareholders' Equity                                           25,256         27,892
                                                                          -------        -------
         Total Liabilities and Shareholders' Equity                       $27,167        $32,243
                                                                          =======        =======




The accompanying notes are an integral part of these consolidated balance sheets.

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

--------------------------------------------------------------------------------

                                                             For The Six Months Ended   For The Three Months Ended
                                                               June 28,     June 30,      June 28,       June 30,
                                                             ------------------------   --------------------------
                                                                 1997         1996          1997           1996
                                                             -----------  -----------   ------------   -----------
Net Sales                                                    $    2,838   $    2,685    $     2,149    $    2,038
Cost of Goods Sold                                                2,231        1,935          1,437         1,387
                                                             -----------  -----------   ------------   -----------
   Gross Profit                                                     607          750            712           651
Operating Expenses:
   Selling, marketing and customer service                        2,081        1,614            949           721
   Engineering, research and product development                    503          365            265           186
   General and administrative                                     1,613        1,191            923           587
                                                             -----------  -----------   ------------   -----------
      Total Operating Expenses                                    4,197        3,170          2,137         1,494
                                                             -----------  -----------   ------------   -----------
Operating Loss                                                   (3,590)      (2,420)        (1,425)         (843)
Other Income (Expense):
   Interest expense                                                 (27)        (120)           (12)          (38)
   Other income                                                     216          330             64           122
                                                             -----------  -----------   ------------   -----------
      Total Other Income (Expense)                                  189          210             52            84
                                                             -----------  -----------   ------------   -----------
Loss Before Income Tax                                           (3,401)      (2,210)        (1,373)         (759)
Income Tax Benefit                                                1,334          839            543           285
                                                             -----------  -----------   ------------   -----------
Net Loss                                                     $   (2,067)  $   (1,371)   $      (830)   $     (474)
                                                             ===========  ===========   ============   ===========


Net Loss Per Share:                                          $    (0.37)  $    (0.24)   $     (0.15)   $    (0.08)
                                                             ===========  ===========   ============   ===========
Weighted Average Number of Shares Used in
  Computing Per Share Amounts:                                5,608,822    5,652,523      5,585,173     5,688,484
                                                             ===========  ===========   ============   ===========

     The accompanying notes are an integral part of these consolidated financial statements.

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 28, 1997
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

-------------------------------------------------------------------------------

                                             Common Stock                      Retained
                                        ----------------------     Notes       Earnings
                                         Shares        Amount    Receivable   (Deficit)     Total
                                        ---------     --------   ----------   ---------   -------
Balance, December 31, 1996              5,667,749      $25,980     $(94)      $ 2,006     $27,892
 Common stock options exercised             7,350           18        -             -          18
 Repurchase of common stock               (92,583)        (596)       -             -        (596)
 Tax benefit for exercise of options            -            9        -             -           9
 Net loss                                       -            -        -        (2,067)     (2,067)
                                        ---------      -------     ----       -------     -------
Balance, June 28, 1997                  5,582,516      $25,411     $(94)      $   (61)    $25,256
                                        =========      =======     ====       =======     =======







The accompanying notes are an integral part of these consolidated financial statements.

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

--------------------------------------------------------------------------------

                                                                                For The Six Months Ended
                                                                                 June 28,      June 30,
                                                                                   1997          1996
                                                                                 --------      --------
Cash Flows From Operating Activities:
  Net loss                                                                       $(2,067)      $(1,371)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                                    583           520
    Loss on Retirement of Assets                                                       -            20
    Deferred income taxes                                                         (1,333)         (838)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                              4,431         3,584
      Increase in inventories                                                     (4,523)       (7,661)
      (Increase) decrease in prepaid expenses                                         80          (282)
      Decrease in other assets                                                        10             9
      Decrease in accounts payable                                                (1,119)         (118)
      Decrease in accrued liabilities                                             (1,188)         (379)
                                                                                 -------       -------
    Net Cash Used In Operating Activities                                         (5,126)       (6,516)
Cash Flows From Investing Activities:
  Redemption of short-term investments                                             3,192             -
  Acquisition of property and equipment                                           (1,371)       (1,792)
                                                                                 -------       -------
    Net Cash Provided By (Used In) Investing Activities                            1,821        (1,792)
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                                              18           315
  Payments for repurchase of common stock                                           (596)            -
  Principal payments on long-term liabilities                                       (133)       (2,489)
                                                                                 -------       -------
    Net Cash Used In Financing Activities                                           (711)       (2,174)
                                                                                 -------       -------
Net Decrease In Cash and Cash Equivalents                                         (4,016)      (10,482)
Cash and Cash Equivalents at Beginning Of Period                                   5,062        15,026
                                                                                 -------       -------
Cash and Cash Equivalents at End Of Period                                       $ 1,046       $ 4,544
                                                                                 =======       =======

Supplemental disclosure:
  Cash paid for interest                                                         $    27       $   120
  Cash paid for income taxes                                                         440            20
Noncash Transactions:
  Tax benefit on exercise of stock options and warrants                                9           632

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at June 28, 1997, and for the quarters and six months ended June 28, 1997 and June 30, 1996, they do not include all notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended December 31, 1996, contained in the Company's Form 10-K, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the quarter and six months ended June 28, 1997, are not necessarily indicative of the results that may be expected for the full year.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year

     Effective January 1, 1997, the Company changed its year end from a calendar year ended December 31st to a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the 1997 fiscal quarter ended on June
28th, whereas the prior year calendar quarter ended on June 30th.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with an original maturity of three months or less.

     Financial Instruments

     A financial instrument is cash or a contract that imposes or conveys, a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of June 28, 1997 and December 31, 1996.

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

     Effective December 15, 1997, the Company will be required to adopt SFAS No. 128 "Earnings per Share". At that time all previously reported earnings per share amounts will be restated to conform to SFAS No. 128. However, SFAS No. 128 would not affect the reported net loss per share amounts for the quarters and six months ended June 28, 1997 and June 30, 1996.

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

     Short-Term Investments

     Short-term investments consist of certain tax exempt securities, which are classified as trading securities under the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The short-term investments are stated on the balance sheet at cost, which approximates fair market value. There were no unrealized gains or losses at June 28, 1997 or December 31, 1996.

3.   INVENTORIES

     Inventories consisted of the following:

                            JUNE 28,      DECEMBER 31,
                              1997            1996
                            --------      ------------
                                (in thousands)
Finished goods                $5,163            $1,979
Work-in-process                  723               197
Raw materials                  3,170             2,357
                              ------            ------
 Total inventories            $9,056            $4,533
                              ======            ======

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

     The Company accumulates a significant backlog of sales orders beginning in February of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company begins to deliver snowboards, backlog decreases and is usually eliminated by the end of the year. The Company had net sales of $2,838,000 and estimated backlog sales orders of approximately $15,000,000 at June 28, 1997. At June 30, 1996, the Company had net sales of $2,685,000 and estimated backlog sales orders of approximately $26,400,000. Backlog sales orders are subject to cancellation.

     The Company's net sales increased 5.7% to $2,838,000 for the six months ended June 28, 1997 from $2,685,000 in the six months ended June 30, 1996.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Morrow Snowboards wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, Morrow Snowboards' actual results and could cause actual consolidated results for the first six months of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Morrow Snowboards. These factors include, without limitation, new initiatives by competitors, price pressures, cancellation of preseason orders, inventory risks due to shifts in market demand, raw materials costs, the ability to manufacture product at planned costs, weather in primary winter resort areas of the world, and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended December 31, 1996.

     The Company's total of net sales and backlog of orders at June 28, 1997 are down from those reported at June 30, 1996 as a result of soft market conditions throughout the industry due to an oversupply of snowboards in 1996.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of net sales.

                                                       Six Months Ended         Year Ended
                                                   ------------------------    ------------
                                                     June 28,    June 30,      December 31,
                                                       1997        1996           1996
                                                   ------------------------    ------------
Net Sales                                            100.0 %     100.0 %          100.0 %
Cost of Goods Sold                                    78.6        72.1             65.8
                                                   ------------------------    ------------
  Gross Profit                                        21.4        27.9             34.2
Operating Expenses:
  Selling, marketing and customer service             73.3        60.1             14.5
  Engineering, research and product development       17.7        13.6              2.4
  General and administrative                          56.8        44.4              8.1
                                                   ------------------------    ------------
    Total Operating Expenses                         147.8       118.1             25.0
                                                   ------------------------    ------------
Operating Income (Loss)                             (126.4)      (90.2)             9.2
  Interest Expense                                      (1)       (4.5)            (0.5)
  Other Income                                         7.6        12.3              2.1
                                                   ------------------------    ------------
Income (Loss) Before Income Taxes                   (119.8)      (82.4)            10.8
Income Tax Benefit (Expense)                          47.0        31.2              4.0
                                                   ------------------------    ------------
Net Income (Loss)                                    (72.8)%     (51.2)%            6.8 %
                                                   ========================    ============

Comparison of the Six Months Ended June 28, 1997 and June 30, 1996

     Net Sales. Net sales for the first six months of 1997 increased 5.7% to $2,838,000 from $2,685,000 in the first six months of 1996. The majority of "Morrow" branded product sales occur in the third and fourth quarters of the year. As a percentage of net sales, snowboards represented 59.5% in the first six months of 1997 compared to 74.8% in the first six months of 1996. Binding sales represented 30.1% of net sales in the first six months of 1997 compared to 18.0% in the first six months of 1996. Boot sales represented 3.0% of net sales in the first six months of 1997 compared to 4.2% in the first six months of 1996.

     Gross Profit. Gross profit for the first six months of 1997 decreased 19.1% to a gross profit of $607,000 from a gross profit of $750,000 for the first six months of 1996 as a result of a change in the timing of recognition of manufacturing variances in 1997. Total gross margin for the first six months of 1997 as a percentage of net sales decreased to 21.4% from 27.9% for the first six months of 1996.

     Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the first six months of 1997 increased 28.9% to $2,081,000 from $1,614,000 for the first six months of 1996, representing 73.3% and 60.1% of net sales, respectively. The increase is the result of increased expenses associated with additional staff, increases in trade show expenses, consulting, travel, and meals, the addition of a sales meeting and the addition of two toll-free customer service lines. As a percentage of net sales, staff and employee-related expenses increased 4.8%, trade show expenses increased 1.6%, consulting increased 1.0%, travel increased 1.2%, meals increased 1.1% and sales meeting expenses increased 1.1%. As a percentage of sales, the toll-free customer service lines represented 1.3%. All other expense categories remained relatively consistent as a percentage of net sales on a period to period basis.

     Engineering, Research and Product Development. Engineering, research and product development expenses for the first six months of 1997 increased 37.8% to $503,000 from $365,000 for the first six months of 1996, representing 17.7% and 13.6% of net sales, respectively. This increase was primarily due to an increase in recruitment expenses associated with hiring an engineering manager and an increase in consulting services contracted in the first six months of 1997. As a percentage of net sales, recruitment expenses increased 2.0% and consulting increased 1.9%. All other expense categories remained consistent as a percentage of net sales on a period-to-period basis.

     General and Administrative. General and administrative expenses for the first six months of 1997 increased 35.4% to $1,613,000 from $1,191,000 for the first six months of 1996, representing 56.8% and 44.4% of net sales, respectively. This increase was primarily due to an increase in the allowance for bad debt and increased insurance costs. As a percentage of net sales, bad debt expense increased 10.2% and insurance costs increased 2.4%. All other expense categories remained relatively consistent as a percentage of net sales on a period-to-period basis.

     Interest Expense. Interest expense decreased 77.5% to $27,000 for the first six months of 1997 from $120,000 for the first six months of 1996. This was largely the result of the company purchasing its building in March of 1996 with the proceeds provided by the Company's initial public offering in December 1995. Prior to the purchase, the building was subject to a capital lease, which required the Company to recognize interest expense on the outstanding lease debt.

     Other Income. Other income was $216,000 in the first six months of 1997, compared to $330,000 in the first six months of 1996. The Company had less cash to invest from the proceeds of its December 1995 initial public offering in the first six months of 1997 than during the same period in 1996, resulting in a decrease in interest income.

     Income Tax Benefit. The income tax benefit for the first six months of 1997 was $1,334,000 compared to a benefit of $839,000 for the first six months of 1996. The income tax benefit for the first six months of 1997 and 1996 was based on the Company's estimated effective tax rate of approximately 39.0% and 38.0%, respectively.

     Net Loss. The net loss for the first six months of 1997 was $2,067,000 compared to a net loss of $1,371,000 for the first six months of 1996.


Comparison of the Quarters Ended June 28, 1997 and June 30, 1996

     Net Sales. Net sales for the second quarter of 1997 increased 5.4% to $2,149,000 from $2,038,000 in the second quarter of 1996. The majority of "Morrow" branded product sales occur in the third and fourth quarters of the year. As a percentage of net sales, snowboards represented 66.0% in the second quarter of 1997 compared to 84.8% in the second quarter of 1996. Binding sales represented 31.0% of net sales in the second quarter of 1997 compared to 13.7% in the second quarter of 1996.

     Gross Profit. Gross profit for the second quarter of 1997 increased 9.4% to $712,000 from $651,000 for the second quarter of 1996. Total gross margin for the second quarter of 1997 as a percentage of net sales increased to 33.1% from 31.9% for the second quarter of 1996.

     Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the second quarter of 1997 increased 31.6% to $949,000 from $721,000 for the second quarter of 1996, representing 44.2% and 35.4% of net sales, respectively. This increase is the result of increased expenses associated with additional staff, increases in trade show expenses, travel, consulting and team rider contracts. As a percentage of net sales, staff and employee-related expenses increased 3.1%, trade show expenses increased 1.4%, travel expenses increased 2.1%, consulting increased 1.1% and team rider contracts increased 1.3%. All other expense categories remained consistent as a percentage of net sales on a period-to-period basis.

     Engineering, Research and Product Development. Engineering, research and product development expenses for the second quarter of 1997 increased 42.5% to $265,000 from $186,000 for the second quarter of 1996, representing 12.3% and 9.1% of net sales, respectively. This increase was primarily due to an increase in expenses associated with additional staff, an increase in recruitment expenses associated with hiring an engineering manager and an increase in consulting services contracted in the first six months of 1997. As a percentage of net sales, staff and employee-related expenses increased 1.0%, recruitment expenses increased 2.2% and consulting services increased 1.4%. All other expense categories remained consistent as a percentage of net sales on a period-to-period basis.

     General and Administrative. General and administrative expenses for the second quarter of 1997 increased 57.2% to $923,000 from $587,000 for the second quarter of 1996, representing 43.0% and 28.8% of net sales, respectively. This increase was primarily due to increases in the allowance for bad debt and insurance expense. As a percentage of net sales, the allowance for bad debt increased 16.5% and insurance costs increased 1.5%. All other expense categories remained consistent as a percentage of net sales on a period-to-period basis.

     Interest Expense. Interest expense decreased 68.4% to $12,000 for the second quarter of 1997 from $38,000 for the second quarter of 1996. This was largely the result of the company purchasing its building in March of 1996 with the proceeds provided by the Company's initial public offering in December 1995. Prior to the purchase, the building was subject to a capital lease, which required the Company to recognize interest expense on the outstanding lease debt.

     Other Income. Other income was $64,000 in the second quarter of 1997, compared to $122,000 in the second quarter of 1996. The Company had less cash to invest from the proceeds of its December 1995 initial public offering in the second quarter of 1997 than during the same quarter in 1996 resulting in a decrease in interest income.

     Income Tax Benefit. The income tax benefit for the second quarter of 1997 was $543,000 compared to a benefit of $285,000 for the second quarter of 1996. The income tax benefit for the second quarters of 1997 and 1996 was based on the Company's estimated effective tax rate of approximately 39.0% and 38.0%, respectively.

     Net Loss. The net loss for the second quarter of 1997 was $830,000 compared to a net loss of $474,000 for the second quarter of 1996.



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

     The Company had $1,046,000 in cash at June 28, 1997. Net cash used in operating activities for the first six months of 1997 was $5,126,000, resulting primarily from a net loss of $2,067,000, a decrease in accounts receivable of $4,431,000, an increase in inventory of $4,523,000 and reductions in accounts payable and accrued liabilities of $2,307,000. The decrease in accounts receivable is a result of collections during the period. The increase in inventories is largely a result of the buildup of inventory of "Morrow" branded products for delivery later in the year to fill preseason orders. Net cash provided by investing activities for the first six months of 1997 was $1,821,000, which was the result of the redemption of short term investments and the purchase and construction of equipment. Net cash used in financing activities for the first six months of 1997 was $711,000, primarily from the repurchase of common stock. At June 28, 1997, the Company had working capital of $15,758,000.

     Capital expenditures for the six months ended June 28, 1997 were $1,371,000. Capital expenditures were primarily for the purchase or construction of manufacturing equipment, fixtures, and new snowboard and binding toolings. The Company has a revolving credit facility with Bank of America Oregon (the "Bank"). Under its revolving facility, the amount of the line of credit is $5,000,000 for the periods between August 1 and March 31 of each calendar year, and will increase to $7,500,000 for the periods of April 1 through July 31 of each calendar year. This line of credit is available through October 31, 1997. At June 28, 1997, there was no amount of outstanding principal under the facility. A commitment fee of 0.125% of the available balance under the credit facility before the first advance, and 0.25% after the first advance, is payable quarterly. Interest under the credit facility is payable on a monthly basis. The facility bears interest at the Bank's Reference Rate (8.50% at June 28, 1997). The Company has the option under the credit facility to enter into fixed interest rates for specified periods for all or a portion of the line of credit. The revolving facility is secured by substantially all of the Company's assets excluding its real estate. The credit agreement with the Bank contains various covenants which require the Company, among other things, to meet certain objectives with respect to tangible net equity, the ratio of liabilities to tangible net equity, and the ratio of current assets to current liabilities. At June 28, 1997, the Company was in compliance with all of its covenants.


   The Company's debt structure is comprised of the following:

                                                           June 28,
                                                             1997
                                                           --------
Short-term debt:
Operating line of credit                                   $      -
Current portion of capital lease obligations                    151
                                                           --------
  Total short-term debt                                    $    151
                                                           ========
Long-term debt:
Capital lease obligations                                  $    353
  Less current portion                                         (151)
                                                           --------
     Total long-term debt, net of current portion          $    202
                                                           ========

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

         -None-

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         -None-


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 25, 1997 at the Company's annual shareholder's meeting, the following matters were submitted to the shareholders:

         1. Election of the Company's seven directors to serve until the next annual shareholder's meeting.

         2. Ratification of Arthur Andersen, LLP as the Company's independent auditors for the fiscal year ending December 27, 1997.

         3. Approval of Amendments to the Company's 1990 Amended and Restated Stock Option Plan, including a name change to the Employee Equity Incentive Plan.


ITEM 5.  OTHER INFORMATION.

         -None-


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits: 27 -- Financial Data Schedule

     There have been no reports on Form 8-K filed with the Securities and Exchange Commission on behalf of the Company during the fiscal quarter ended June 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on August 12, 1997.

                                 MORROW SNOWBOARDS, INC.


                                 By: /s/  David E. Calapp
                                    -----------------------
                                    David E. Calapp
                                    Chief Executive Officer
                                    (Principal Executive)



                                 By: /s/   Margaret Daniels
                                    ------------------------
                                    Margaret Daniels
                                    Acting Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)