Form 10-Q
period 1997-09-27
MORROW SNOWBOARDS INC
filed 1997-11-12
CIK 866415

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 27, 1997

                         Commission File Number 0-27002

                             ______________________


                            MORROW SNOWBOARDS, INC.
             (Exact name of Registrant as specified in its charter)

           Oregon                                        93-1011046
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                             ______________________

                            2600 Pringle Road, S.E.
                              Salem, Oregon  97302
                    (Address of principal executive offices)


                                 (503) 375-9300
              (Registrant's telephone number; including area code)


                             ______________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [_] no


The number of shares outstanding of the registrant's common stock, no par value, as of November 6, 1997 was 5,592,316.

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

Signatures

                         Part I.  FINANCIAL INFORMATION


                         Item 1.  Financial Statements



                            Morrow Snowboards, Inc.
                             For the Quarter Ended
                               September 27, 1997

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

---------------------------------------------------------------------------------

ASSETS
                                                               September 27  December 31,
                                                                    1997         1996
                                                               ------------  -----------
Current Assets:
 Cash and cash equivalents                                     $     1,924   $    5,062
 Short-term investments                                                 -         3,700
 Accounts receivable, net                                            7,877        8,736
 Inventories                                                         6,285        4,533
 Prepaid expense                                                       329          536
 Refundable income taxes                                               270           -
 Deferred income taxes                                               1,074          450
                                                               ------------  -----------
  Total Current Assets                                              17,759       23,017
Property, Plant and Equipment-net                                   10,579        9,183
Other Assets                                                            28           43
                                                               ------------  -----------
   Total Assets                                                $    28,366   $   32,243
                                                               ============  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                              $       918   $    1,552
 Accrued liabilities                                                 1,138        2,009
 Current portion of capital lease obligations                          151          228
                                                               ------------  -----------
  Total Current Liabilities                                          2,207        3,789
Long-Term Liabilities:
 Capital lease obligations, net of current portion                     149          258
 Deferred income taxes                                                 304          304
                                                               ------------  -----------
  Total Long-Term Liabilities                                          453          562
Commitments and Contingencies
Shareholders' Equity:
 Preferred stock, no par, 10,000,000 shares authorized,
   no shares issued or outstanding                                      -            -
 Common stock, no par, 20,000,000 shares authorized,
   5,582,516 and 5,667,749 shares issued and outstanding            25,411       25,980
 Notes receivable for common stock                                     (94)         (94)
 Retained earnings                                                     389        2,006
                                                               ------------  -----------
  Total Shareholders' Equity                                        25,706       27,892
                                                               ------------  -----------
   Total Liabilities and Shareholders' Equity                  $    28,366   $   32,243
                                                               ============  ===========

 The accompanying notes are an integral part of these consolidated financial statements.

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

--------------------------------------------------------------------------------------------------
                                                  Three Months Ended           Nine Months Ended
                                               September 27, September 30,  September 27, September 30,
                                               ---------------------------  --------------------------
                                                    1997           1996         1997           1996
                                               ------------   ------------  ------------  ------------
Net Sales                                      $   10,173    $   19,667     $   13,011    $   22,352
Cost of Goods Sold                                  7,085        11,961          9,316        13,896
                                               ------------   ------------  ------------  ------------
 Gross Profit                                       3,088         7,706          3,695         8,456
Operating Expenses:
 Selling, marketing and customer service            1,422         1,747          3,503         3,361
 Engineering, research and product development        149           181            652           546
 General and administrative                           614           877          2,228         2,068
                                               ------------   ------------  ------------  ------------
  Total Operating Expenses                          2,185         2,805          6,383         5,975
                                               ------------   ------------  ------------  ------------
Operating Income (Loss)                               903         4,901         (2,688)        2,481
Other Income (Expense):
 Interest expense                                     (32)          (29)           (59)         (149)
 Other income                                          28           158            245           488
                                               ------------   ------------  ------------  ------------
  Total Other Income (Expense)                         (4)          129            186           339
                                               ------------   ------------  ------------  ------------
Income (Loss) Before Income Tax                       899         5,030         (2,502)        2,820
Income Tax Benefit (Expense)                         (449)       (1,961)           885        (1,122)
                                               ------------   ------------  ------------  ------------
Net Income (Loss)                              $      450    $    3,069     $   (1,617)   $    1,698
                                               ============  =============  ============  ============
Net Income (Loss) Per Share:                   $     0.08    $     0.51     $    (0.29)   $     0.28
                                               ============  =============  ============  ============
Weighted Average Number of Shares Used in
  Computing Per Share Amounts:                  5,752,518     6,039,041      5,582,614     6,037,868
                                               ============  =============  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 27, 1997
(in thousands, except share data)
(unaudited)

----------------------------------------------------------------------------------------------------------
                                         Common Stock
                                  -------------------------     Notes       Retained
                                     Shares       Amount     Receivable     Earnings        Total
                                  -----------   -----------  -----------   -----------   -----------
Balance, December 31, 1996          5,667,749   $    25,980  $       (94)  $     2,006   $    27,892
 Common stock options exercised         7,350            18           -             -             18
 Repurchase of common stock           (92,583)         (596)          -             -           (596)
 Tax benefit for exercise of option        -              9           -             -              9
 Net loss                                  -             -            -         (1,617)       (1,617)
                                  -----------   -----------  -----------   -----------   -----------
Balance, September 27, 1997         5,582,516  $     25,411  $       (94)  $       389   $    25,706
                                  ===========  ============  ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated financial statements.

MORROW SNOWBOARDS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)


                                                                      Nine Months Ended
                                                                 September 27,  September 30,
                                                                      1997          1996
                                                                 ------------    -----------
Cash Flows From Operating Activities:
 Net income (loss)                                                $   (1,617)   $   1,698
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
  Depreciation and amortization                                          892          793
  Loss on retirement of assets                                            -            24
  Deferred and refundable income taxes                                  (885)          -
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                            859       (3,635)
   Increase in inventories                                            (1,752)      (2,926)
   (Increase) decrease in prepaid expenses                               207         (212)
   Decrease in other assets                                               15            8
   Decrease in accounts payable                                         (634)        (317)
   Increase (decrease) in accrued liabilities                           (871)       2,512
                                                                  ----------    -----------
  Net Cash Used In Operating Activities                               (3,786)      (2,055)

Cash Flows From Investing Activities:
 Redemption of short-term investments                                  3,700           -
 Acquisition of property and equipment                                (2,288)      (2,733)
 Proceeds from sale of equipment                                          -             3
                                                                  ----------    -----------
  Net Cash Provided By (Used In) Investing Activities                  1,412       (2,730)

Cash Flows From Financing Activities:
 Proceeds from issuance of common stock                                   18          539
 Payments for repurchase of common stock                                (596)          -
 Principal payments on long-term liabilities                            (186)      (2,553)
                                                                  ----------    -----------
  Net Cash Used In Financing Activities                                 (764)      (2,014)
                                                                  ----------    -----------
Net Decrease In Cash and Cash Equivalents                             (3,138)      (6,799)
                                                                  ----------    -----------
Cash and Cash Equivalents at Beginning of Period                       5,062       15,026
                                                                  ----------    -----------
Cash and Cash Equivalents at End of Period                        $    1,924    $   8,227
                                                                  ==========    ===========


Supplemental disclosure:
 Cash paid for interest                                           $       59    $     150
 Cash paid for income taxes                                              440           20
Noncash Transactions:
 Tax benefit on exercise of stock options and warrants                     9          732


The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at September 27, 1997, and for the quarters and nine months then ended September 27, 1997 and September 30, 1996, they do not include all notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended December 31, 1996, contained in the Company's Form 10-K, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the quarter and nine months ended September 27, 1997, are not necessarily indicative of the results that may be expected for the full year.

2.   SIGNIFICANT ACCOUNTING POLICIES


     Fiscal Year

     Effective January 1, 1997, the Company changed its year end from a calendar year ended December 31st to a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the 1997 fiscal quarter ended on September 27th, whereas the prior year calendar quarter ended on September 30th.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with an original maturity of three months or less.

     Financial Instruments

     A financial instrument is cash or a contract that imposes or conveys, a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of September 27, 1997 and December 31, 1996.

     Short-Term Investments

     Short-term investments consisted of certain tax exempt securities, which were classified as trading securities under the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1996 short-term investments were stated on the balance sheet at cost, which approximated fair market value.

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

     Effective December 15, 1997, the Company will be required to adopt SFAS No. 128 "Earnings per Share". At that time all previously reported earnings per share amounts will be restated to conform to SFAS No. 128. However, SFAS No. 128 would not affect the reported net income (loss) per share amounts for the quarters and nine months ended September 27, 1997 and September 30, 1996.

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

3.   INVENTORIES

     Inventories consisted of the following:

                                       September 27,     December 31,
                                           1997              1996
                                       -------------     ------------
                                                (in thousands)
     Finished goods                       $3,470             $1,979
     Work-in-process                         496                197
     Raw materials                         2,319              2,357
                                          ------             ------
           Total inventories              $6,285             $4,533
                                          ======             ======

4.   SUBSEQUENT EVENT

     Pending Acquisition

     On October 31, 1997, the Company signed a definitive agreement to acquire privately-held Westbeach Snowboard Canada, Ltd. (Westbeach), a leading supplier of snowboard and other outdoor apparel based in Vancouver, British Columbia.
The acquisition price includes payment of CN$3.2 million (US$2.3 million) in cash, issuance of 584,240 shares of Morrow Snowboards, Inc. common stock to the shareholders of Westbeach, assumption of the Westbeach operating line of credit and payment of term debt of approximately CN$2.8 million (US$2.0 million). The acquisition is expected to close by November 13, 1997. The transaction has been approved by the board of directors of both companies, and is subject to normal conditions, including approval by the shareholders of Westbeach, which is privately-held. The acquisition will be accounted for as a purchase.

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

     The Company accumulates a significant backlog of sales orders beginning in February of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company begins to deliver snowboards, backlog decreases and is usually eliminated by the end of the year. The Company had net sales of $13,011,000 and estimated open (preseason and new orders) sales orders of approximately $4,000,000 at September 27, 1997. At September 30, 1996, the Company had net sales of $22,352,000 and estimated open sales orders of approximately $7,500,000. Open sales orders are subject to cancellation.

     The Company's net sales decreased 41.8% to $13,011,000 for the nine months ended September 27, 1997 from $22,352,000 in the nine months ended September 30, 1996.

Forward-Looking Statements

     This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Morrow Snowboards wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, Morrow Snowboards' actual results and could cause actual consolidated results for the first nine months of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Morrow Snowboards. These factors include, without limitation, new initiatives by competitors, price pressures, cancellation of preseason orders, inventory risks due to shifts in market demand, raw materials costs, the ability to manufacture product at planned costs, weather in primary winter resort areas of the world, and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended December 31, 1996.

     The Company's total of net sales and backlog of orders at September 27, 1997 are down from those reported at September 30, 1996 as a result of soft market conditions throughout the industry due to an oversupply of snowboards in 1996, and the Company's aggressive approach to eliminate the gray market for its snowboards worldwide. Management estimates that more than two-thirds of the overall sales decline is caused by the Company's refusal to accept orders from dealers which diverted product to these markets.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of net sales.


                                                        Nine Months Ended               Year Ended
                                                 -------------------------------      ---------------
                                                 September 27,     September 30,        December 31,
                                                      1997              1996                 1996
                                                 -------------------------------      ---------------
Net Sales                                             100.0%         100.0%               100.0%
Cost of Goods Sold                                     71.6           62.2                 65.8
                                                 -----------------------------------------------------
     Gross Profit                                      28.4           37.8                 34.2
                                                 -----------------------------------------------------
Operating Expenses:
     Selling, marketing and customer service           26.9           15.0                 14.5
     Engineering, research and product
      development                                       5.0            2.4                  2.4
     General and administrative                        17.1            9.3                  8.1
                                                 -----------------------------------------------------
         Total Operating Expenses                      49.0           26.7                 25.0
                                                 -----------------------------------------------------
  Operating Income (Loss)                             (20.6)          11.1                  9.2
     Interest Expense                                  (0.5)          (0.7)                (0.5)
     Other Income                                       1.9            2.2                  2.1
                                                 -----------------------------------------------------
Income (Loss) Before Income Taxes                     (19.2)          12.6                 10.8
Income Tax Benefit (Expense)                            6.8           (5.0)                (4.0)
                                                 -----------------------------------------------------
Net Income (Loss)                                     (12.4)%          7.6%                 6.8%
                                                 =====================================================

Comparison of the Nine Months ended September 27, 1997 and September 30, 1996

     Net Sales. Net sales for the nine months ended September 27, 1997 decreased 41.8% to $13,011,000 from $22,352,000 for the same period in 1996. As a percentage of net sales, snowboards represented 66.5% for the nine months ended September 27, 1997 compared to 69.6% for the same period in 1996. Binding sales represented 20.7% of net sales for the nine months ended September 27, 1997 compared to 25.7% for the nine months ended September 30, 1996. Boot sales represented 7.9% of net sales for the nine months ended September 27, 1997 compared to 2.0% for the nine months ended September 30, 1996. Apparel and accessories represent the balance of net sales, 4.9% and 2.7% for the nine months ended September 27, 1997 and September 30, 1996, respectively.

     Gross Profit. Gross profit of $3,695,000 for the nine months ended September 27, 1997 decreased 56.3% from a gross profit of $8,456,000 for the nine months ended September 30, 1996. Total gross margin for the nine months ended September 27, 1997 as a percentage of net sales decreased to 28.4% from 37.8% for the nine months ended September 30, 1996. The decreases are a result of a higher proportion of manuacturing overhead absorbed over lower production volumes and a higher proportion of international sales which include larger distributor discounts than domestic sales.

     Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the nine months ended September 27, 1997 increased 4.2% to $3,503,000 from $3,361,000 for the nine months ended September 30, 1996, representing 26.9% and 15.0% of net sales, respectively. The increase is the result of increased expenses associated with additional staff, increases in trade show expenses and travel. As a percentage of net sales, staff and employee-related expenses increased 3.2%, trade show expenses increased 1.1% and travel increased 1.1%. However, these increases are offset by a decrease in advertising agency fee expense. As a percentage of net sales, this decrease represents 1.4%. All other expense categories remained relatively consistent as a percentage of net sales on a period to period basis.

     Engineering, Research and Product Development. Engineering, research and product development expenses for the nine months ended September 27, 1997 increased 19.4% to $652,000 from $546,000 for the nine months ended September 30, 1996, representing 5.0% and 2.4% of net sales, respectively. This increase was primarily a result of increased expenses associated with additional staff. As a percentage of net sales, staff and employee-related expenses increased 1.7%. All other expense categories remained consistent as a percentage of net sales on a period-to-period basis.

     General and Administrative. General and administrative expenses for the nine months ended September 27, 1997 increased 7.7% to $2,228,000 from $2,068,000 for the nine months ended September 30, 1996, representing 17.1% and 9.3% of net sales, respectively. This increase was primarily due to an increase in the allowance for bad debt and increased insurance costs. As a percentage of net sales, the allowance for bad debt increased 2.8% and insurance costs increased 1.3%. All other expense categories remained relatively consistent as a percentage of net sales on a period-to-period basis.

     Interest Expense. Interest expense decreased 60.4% to $59,000 for the nine months ended September 27, 1997 from $149,000 for the nine months ended September 30, 1996. This was largely the result of the Company purchasing its building in March of 1996 with the proceeds provided by the Company's initial public offering in December 1995. Prior to the purchase, the building was subject to a capital lease, which required the Company to recognize interest expense on the outstanding lease debt.

     Other Income. Other income was $245,000 for the nine months ended September 27, 1997, compared to $488,000 for the nine months ended September 30, 1996. The Company had less cash to invest from the proceeds of its December 1995 initial public offering in the nine months ended September 27, 1997 than during the same period in 1996, resulting in a decrease in interest income.

     Income Tax Benefit (Expense). The income tax expense for the nine months ended September 27, 1997 was $885,000 compared to an expense of $1,122,000 for the nine months ended September 30, 1996. The income tax benefit (expense) for the nine months ended September 27, 1997 and September 30, 1996 was based on the Company's estimated effective tax rate of approximately 35% and 40%, respectively.

     Net Income (Loss).  The net loss for the nine months ended September
27, 1997 was $1,617,000 compared to net income of $1,698,000 for the nine months ended September 30, 1996.


Comparison of the Quarters ended September 27, 1997 and September 30, 1996

     Net Sales. Net sales for the third quarter of 1997 decreased 48.3% to $10,173,000 from $19,667,000 in the third quarter of 1996. As a percentage of net sales, snowboards represented 68.5% in the third quarter of 1997 compared to 68.9% in the third quarter of 1996. Binding sales represented 18.1% of net sales in the third quarter of 1997 compared to 26.8% in the third quarter of 1996. Boot sales represented 9.3% of net sales in the third quarter of 1997 compared to 1.7% of net sales for the same period in 1996. Apparel and accessories represented 4.1% and 2.6%, respectively, for the quarters ended September 27, 1997 and September 30, 1996.

     Gross Profit. Gross profit for the third quarter of 1997 decreased 59.9% to $3,088,000 from $7,706,000 for the third quarter of 1996 as a result of lower sales and a higher mix of international sales compared to domestic sales in the third quarter. International sales typically represent lower overall gross profit. Total gross profit for the third quarter of 1997 as a percentage of net sales decreased to 30.4% from 39.2% for the third quarter of 1996.

     Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the third quarter of 1997 decreased 18.6% to $1,422,000 from $1,747,000 for the third quarter of 1996, representing 14.0% and 8.9% of net sales, respectively. The relative increase in expense to net sales is due to additional staff, and promotion and marketing activities, offset by a decrease in commission expense and advertising agency fees. As a percentage of sales, staff and employee-related expenses increased 1.3%, promotion and marketing activities increased 2.0%, and advertising agency fees decreased 1.0%. As a percentage of sales, all other expense categories remained consistent on period-to-period basis.

     Engineering, Research and Product Development. Engineering, research and product development expenses for the third quarter of 1997 decreased 17.7% to $149,000 from $181,000 for the third quarter of 1996, representing 1.5% and 0.9% of net sales, respectively. All expense categories remained relatively consistent as a percentage of net sales on a period-to-period basis.

     General and Administrative. General and administrative expenses for the third quarter of 1997 decreased 30.0% to $614,000 from $877,000 for the third quarter of 1996, representing 6.0% and 4.5% of net sales, respectively. This decrease was primarily due to the reduction in legal expenses. All other expense categories remained consistent as a percentage of net sales on a period-to-period basis.

     Interest Expense. Interest expense increased 10.3% to $32,000 for the third quarter of 1997 from $29,000 for the third quarter of 1996. This was largely the result of the Company borrowing against its revolving credit facility during the third quarter of 1997.

     Other Income. Other income was $28,000 in the third quarter of 1997, compared to $158,000 in the third quarter of 1996. The Company had less cash to invest from the proceeds of its December 1995 initial public offering in the third quarter of 1997 than during the same quarter in 1996, resulting in a decrease in interest income. The Company also had a reduction in cash discounts earned from suppliers, due to its cash flow position in the third quarter.

     Income Tax Expense. Income tax expense for the third quarter of 1997 was $449,000 compared to $1,961,000 for the third quarter of 1996. The income tax rate for the third quarters of 1997 and 1996 was approximately 50% and 39%, respectively.

     Net Income. Net income for the third quarter of 1997 was $450,000 compared to $3,069,000 for the third quarter of 1996.


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

     On October 31, 1997, the Company signed a definitive agreement to acquire privately-held Westbeach Snowboard Canada, Ltd. (Westbeach), a leading supplier of snowboard and other outdoor apparel based in Vancouver, British Columbia.
The acquisition price includes payment of CN$3.2 million (US$2.3 million) in cash, issuance of 584,240 shares of Morrow Snowboards, Inc. common stock to the shareholders of Westbeach, assumption of the Westbeach operating line of credit and payment of the term debt of approximately CN$2.8 million (US$2.0 million). The purchase price will be funded by a combination of working capital and a new credit facility with LaSalle Business Credit, Inc. The Company's previous credit facility expired. The terms of the new credit facility include a revolving line of credit of up to $14 million based upon advance rates tied to eligible accounts receivable and inventories. The line of credit is available through November 10, 2000 with interest payable at prime rate plus 1/4%. If certain 1998 financial results are achieved, the Company has an option within the credit facility for up to an additional $4 million in term loans. The credit facility is secured by substantially all of the Company's assets, and contains various covenants which require the Company, among other things, to meet certain objectives with respect to net worth, limits of capital expenditures, and debt service ratios. The revolving line will be drawn to fund a portion of the Westbeach Snowboard Canada, Ltd. purchase.

     The Company had $1,924,000 in cash at September 27, 1997. Net cash used in operating activities for the nine months ended September 27, 1997 was $3,786,000, resulting primarily from a net loss of $1,617,000, a decrease in accounts receivable of $859,000, an increase in inventory of $1,752,000 and reductions in accounts payable and accrued liabilities of $1,505,000. The decrease in accounts receivable is a result of collections during the period. The increase in inventories is largely a result of some retailers requesting temporary delays of shipments. Net cash provided by investing activities for the nine months ended September 27, 1997 was $1,412,000, which was the result of the redemption of short term investments, and the purchase and construction of equipment. Net cash used in financing activities for the nine months ended September 27, 1997 was $764,000, primarily from the repurchase of common stock. At September 27, 1997, the Company had working capital of $15,552,000.

     Capital expenditures for the nine months ended September 27, 1997 were $2,288,000. Capital expenditures were primarily for the purchase or construction of manufacturing equipment, fixtures, and new snowboard and binding toolings.

     The Company's debt structure is comprised of the following:

                                                             September 27,
                                                                 1997
                                                             -------------
             Short-term debt:
             Operating line of credit                          $     --
             Current portion of capital lease obligations           151
                                                               ----------
                Total short-term debt                          $    151
                                                               ==========

             Long-term debt:
             Capital lease obligations                         $    300
                Less current portion                               (151)
                                                               ----------
                Total long-term debt, net of current portion   $    149
                                                               ==========

The Company believes that its full year cash flow from operations, available line of credit under its new credit facility and cash on hand will be adequate to meet its anticipated cash requirements. The Company may need to raise additional capital if it makes any further acquisitions or if working capital requirements are greater than anticipated. There can be no assurance that the Company will be able to raise additional capital on terms acceptable to the Company or that it will be able to do so on a timely basis.

                          Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

          -None-

Item 2.  Changes in Securities.

          -None-

Item 3.  Defaults upon Senior Securities.

          -None-

Item 4.  Submission of Matters to a Vote of Security Holders.

          -None-

Item 5.  Other Information.

          -None-

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits:  27--Financial Data Schedule

     There have been no reports on Form 8-K filed with the Securities and Exchange Commission on behalf of the Company during the fiscal quarter ended September 27, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on November 12, 1997.

                              MORROW SNOWBOARDS, INC.



                              By: /s/ David E. Calapp
                                  ---------------------
                                  David E. Calapp
                                  Chief Executive Officer
                                  (Principal Executive)



                              By: /s/ David E. Calapp
                                  ---------------------
                                  David E. Calapp
                                  Acting Chief Financial Officer (1)
                                  (Principal Financial and Accounting Officer)



(1) The position of Chief Financial Officer is vacant. The Chief Executive Officer is filling such position and is authorized to sign on behalf of the registrant and in the capacity of Chief Financial Officer.