Form 10-K
period 1997-12-27
MORROW SNOWBOARDS INC
filed 1998-03-27
CIK 866415

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

                        COMMISSION FILE NUMBER 0-27002

                               -----------------

                            MORROW SNOWBOARDS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   OREGON                                        93-1011046
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                 2600 PRINGLE ROAD, S.E., SALEM, OREGON 97302
                   (ADDRESS OF PRINCIPAL, EXECUTIVE OFFICES)

                                (503) 375-9300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               -----------------

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

                               -----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting shares held by non-affiliates of the registrant's common stock on February 27, 1998 was approximately $16,986,000 (based on last sale price of such stock as reported by Nasdaq National Market).

  The number of shares outstanding of the registrant's common stock, no par value, as of February 27, 1998 was 6,176,556.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III is incorporated by reference from the proxy statement to be filed in connection with the Company's 1998 Annual Meeting of Shareholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    CONTENTS

 PART I  .................................................................    1
 Item 1.  Business........................................................    1
 Item 2.  Properties......................................................   12
 Item 3.  Legal Proceedings...............................................   12
 Item 4.  Submission of Matters to a Vote of Security Holders.............   13
 PART II .................................................................   14
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................   14
 Item 6.  Selected Consolidated Financial Data............................   15
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   16
 Item 8.  Financial Statements and Supplementary Data.....................   23
 Item 9.  Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure...........................................   43
 PART III.................................................................   43
 Item 10. Directors and Executive Officers of the Registrant..............   43
 Item 11. Executive Compensation..........................................   43
 Item 12. Security Ownership of Certain Beneficial Owners and Management..   43
 Item 13. Certain Relationships and Related Transactions..................   43
 PART IV..................................................................   44
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K............................................................   44
 SIGNATURES...............................................................   45

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

  Morrow Snowboards ("Morrow") is a well recognized designer, manufacturer and marketer of premium snowboards, bindings, boots and related accessories. Morrow strives to be one of the leaders in the industry by using innovative technology to design snowboards that are strong and lightweight with high-performance characteristics and bindings which are also performance-enhancing as well as comfortable and easy to use. Morrow's 1998/99 product line includes 52 snowboard models which it manufactures at its facility in Salem, Oregon. In addition, Morrow assembles 5 types of bindings at its Salem facility for the 1998/99 product line. Morrow also has the new step-in binding "Engage 3 System," and 8 styles of boots manufactured to its specifications. The manufacturing facility currently is one of the largest producers of snowboards in North America with additional capacity to manufacture private label snowboards and bindings.

  Morrow's product line, marketed under the "Morrow" brand name, targets a broad range of consumers, including the young core consumer group, crossover skiers and new snowboard participants of all ages. Morrow products are sold predominantly in the United States, Canada, Japan and Europe primarily through specialty snowboard, outdoor recreation, skate, surf and ski shops ("specialty retailers"). This distribution channel typically offers superior customer service and enhances the appeal of the "Morrow" brand name.

  In November 1997, Morrow acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd. ("Westbeach"), a British Columbia company established in 1979 as a merchandiser of clothing products. Westbeach was subsequently amalgamated with two acquisition entities to form Morrow Westbeach Canada ULC, a Nova Scotia unlimited liability company. Westbeach is well recognized for its designs, manufacturing, wholesaling and retailing of snowboarding apparel and casual clothing. Wholesale clothing sales account for approximately 2/3 of Westbeach's sales which are sold in 15 countries through a network of distributors and sales representatives. Westbeach also sells snowboards, boots, bindings and a full line of apparel and accessories through its three retail stores in Canada and the U.S. Westbeach has three subsidiaries: an Austrian Corporation whose principal activity consists of a European sales and warehousing operation, a United Kingdom corporation whose principal activity consists of European sales and a Washington corporation whose principal activity is U.S. wholesale and retail sales. Morrow also has a Guam foreign sales corporation, Morrow International, Inc.

  As discussed herein, since the acquisition, the consolidated Morrow and Westbeach companies (the "Company") have established a reorganized and integrated distribution network that is expected to expand Westbeach distribution to additional countries and to increase both Morrow and Westbeach penetration in certain existing markets.

  Management believes that "Westbeach" brand clothing presents a strong complement to Morrow's product lines, and that the combined companies' increased size and capacity should lead to greater market recognition and opportunity for both brands.

  Unless otherwise indicated, all financial numbers and operating results presented for the Company for 1997 include information for Morrow for the entire fiscal year January 1, 1997 through December 27, 1997 and Westbeach only for the period since Westbeach's acquisition by Morrow (November 13, 1997 through December 27, 1997). Further, all pro forma Westbeach financial information which is normally expressed in Canadian dollars has been converted to U.S. dollars at the assumed exchange rate of 1.384 (except as otherwise indicated herein).

INDUSTRY

  In the late 1980s and early 1990s, Morrow was among a small group of companies that helped pioneer fundamental changes in the construction and performance characteristics of snowboards. These advances contributed significantly to the broadening of the industry's consumer base and the increase in the overall number of snowboard enthusiasts. As an indicator of its mainstream appeal, snowboarding was designated a full medal sport beginning with the 1998 Olympic Winter Games.

  While the vast majority of snowboarders are young males between the ages of 12 and 24, the snowboard industry is experiencing an increasing percentage of both male and female participants of all ages, including crossover skiers. According to the National Sporting Goods Association (the "NSGA"), there were
3.7 million snowboarders in the U.S. in 1996, up from 1.2 million in 1992, a compound annual growth rate of 33%. According to the NSGA, in recent years the snowboard industry has experienced rapid growth, whereas the ski industry has experienced a slight decline.

  The recent growth of snowboarding is attributable in part to the perceived advantages that the sport holds over downhill skiing. Many participants find snowboarding a more desirable sport in part because of its steeper learning curve, allowing the rider to advance more quickly, the elimination of poles and the use of lighter and more comfortable boots and apparel. Snowboarding is also more easily adaptable to a broader range of conditions than skiing because of its wider, single carving platform.

  The snowboard industry is highly fragmented with more than 100 companies marketing snowboards. In the U.S. snowboard market, Morrow estimates the "Morrow" brand has approximately 9-10% market share and ranks third behind Burton (38%) and K2 (15%) overall and ranks second only to Burton within the specialty shop distribution channel. The Company believes that significant consolidation is occurring and will continue to occur over the next two years, in part as the result of prior production in excess of actual growth.

OPERATING STRATEGY

  The Company has implemented its operating strategy based on advanced technology, extensive in-house snowboard manufacturing capabilities and focused brand positioning.

  Commitment to Technology. The Company incorporates innovative technology to produce high-quality, high-performance snowboards and bindings. Building on its foundation in research and development, the Company also leverages its engineering capabilities to enhance the performance characteristics of its product line.

  Advantages of On-Site Manufacturing. By controlling the manufacturing process, the Company retains greater flexibility to take advantage of market opportunities and adjust product line mix to reflect changes in demand. The Company's manufacturing and administrative facility enables it to spread out production evenly over the year and realize certain economic benefits.

  Focused Brand Positioning. The Company believes that the advanced technology and high-performance characteristics of its snowboard and binding products appeal to a broad cross-section of consumers and, based on feedback from its sales representatives, distributors and customers, provide a basis for brand loyalty. To increase exposure to the high end of the consumer market, the Company strategically places its premium line of products with specialty retailers. Due to the Westbeach acquisition, the Company also now operates three retail stores selling "Westbeach" brand and other products.

GROWTH STRATEGY

  The Company is well positioned to continue to take advantage of expansion in the industry. The Company's growth strategy is to: (i) maintain technological leadership through continuous product innovation; (ii) increase efficiencies in the manufacturing process; (iii) increase distribution of "Morrow" brand products in Canada and Europe through Westbeach's sales representative and dealer network; and (iv) increase distribution of "Westbeach" brand products through the combined companies' increased marketing, finance and manufacturing expertise.

  Product Innovation. The Company will continue to devote significant resources to research and development to ensure that the Company's products incorporate the latest technology. The Company has the ability to implement changes in design to snowboards and bindings during the manufacturing cycle based on new technology and the feedback it receives from the field.

  Increased Manufacturing Efficiencies. The Company expects to continue to benefit from further plant automation.

  Enhanced Distribution and International Growth. The Company's strategic promotion and sales programs are aimed at increasing market penetration within the Company's current distribution channel. The Company will continue to enhance and expand its product lines to capture an increased share of the growing snowboard market. The Company also focuses on providing superior service to its retailers. In addition, the Company believes there are significant opportunities to increase sales internationally, primarily in Canada and Europe, through Westbeach's sales representative and dealer network, and will aggressively pursue this growth strategy.

  Clothing Line Expansion. In 1980, Westbeach developed and introduced a line of street clothing aimed at youths ages 16-24 under the Westbeach Streetwear label. The basic product line of street clothing is aimed at snowboarders, but has growth potential in all markets, particularly in the U.S. where the Westbeach brand is becoming better established and more well known. Westbeach introduced a line of women's snowboard clothing in 1995. Westbeach's design teams continue to develop new concepts for possible future development.

  Strategic Acquisitions. As discussed above, Morrow acquired Westbeach in November 1997 and as a result now includes "Westbeach" brand snowboarding and casual clothing in its product line.

TECHNOLOGY AND DESIGN

  Since inception, Morrow has been dedicated to the development and construction of technologically advanced premium snowboards. Using innovative design techniques and advanced composite technology, Morrow combines a diverse group of materials with varying physical properties to create product lines with high-performance characteristics.

  The Company has pioneered a number of fundamental elements in its snowboard construction that are featured in varying combinations throughout the Company's board lines, including the following:

  Composite Core. The Company uses a full-length molded (not injected) polymer composite core in all of its snowboards to ensure consistent flex and reduce weight.

  Continuous Torsion Box. The Company employs monocoque construction techniques which feature vertical fiberglass walls connecting the top and bottom layers, increasing strength while retaining camber and flex characteristics. Fibers fully encompass the board to give added strength, while decreasing the weight.

  Continuous Braided Torsion Sock (Torque Rod). The Company uses what is basically a mini torsion box, which provides extra strength near the edges of the board, allowing the rider extra carving power while maintaining a soft freestyle feel. This construction concentrates energy from nose to tail, strengthening the sidewall and adding considerable "spring."

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

  The Company's bindings feature aircraft grade aluminum for light weight and strength. Its standard bindings feature a ratchet system on its straps for ease in tightening and release and anatomically correct base plates for right and left feet. The introduction in the 1998/99 season of the step-in binding system incorporates a unique boot design featuring custom foot form and internal highback which can be locked into a supportive position. These features increase both comfort and performance.

  The Company's clothing line includes men's and women's outerwear pants and jackets, fleece insulating garments, sweaters and T-shirts. The outerwear line uses adjustable hood technology to allow custom fit at eye level for better visibility, zip out lining systems and flow through systems to create free air flow to carry away perspiration while exhaust vents provide a cooling down ability if required. The fleece product line incorporates both "polyolefin" and "polartec" fabrics. These fabrics are designed to wick moisture away from the body, keeping the wearer dry. "Polyolefin" is a light weight fabric engineered with "micro-ban", an anti-microbial which is built into the molecular structure so that it does not wash out. "Polartec" is a Malden Mills branded fabric and is offered in different weights. "Polartec" provides insulation and breathability.

  The Westbeach design team is comprised of senior management, clothing designers, a product coordinator, retail managers and Westbeach-sponsored snowboarders. The design team obtains market feedback from distributors, customer feedback from the retail stores and feedback from its snowboarders. In addition, senior management travels extensively to all markets to follow trends among both snowboarding youth and lifestyle customers.

PRODUCTS

  The following table sets forth the contribution to net sales attributable to each of the Company's product groups for the years ended December 27, 1997 and December 31, 1996 and 1995.

                                      1997                        1996                         1995
                          ---------------------------- ---------------------------- ----------------------------
                                         PERCENTAGE OF                PERCENTAGE OF                PERCENTAGE OF
                            NET SALES      NET SALES     NET SALES      NET SALES     NET SALES      NET SALES
                          -------------- ------------- -------------  ------------- -------------  -------------
                          (IN THOUSANDS)               (IN THOUSANDS)               (IN THOUSANDS)
PRODUCT GROUP
Snowboards..............     $12,833          63.3%       $21,246          67.0%       $15,868          64.5%
Bindings................       3,683          18.2          8,337          26.3          6,148          25.0
Boots...................       1,248           6.2          1,432           4.5          1,725           7.0
Accessories and apparel.       1,365           6.8            684           2.2            845           3.5
Retail..................       1,124           5.5            --            --             --            --
                             -------         -----        -------         -----        -------         -----
  Total.................     $20,253         100.0%       $31,699         100.0%       $24,586         100.0%
                             =======         =====        =======         =====        =======         =====

  Through product innovation, the Company continued to expand its market base with the introduction of new products for the 1997/98 product line. These introductions included 6 snowboard models, designed for riders who enjoy freeriding (carving and powder) and are more interested in performance than image, and updates to the current A1 & M1 bindings which are designed especially for better fit with various boot styles and sizes.

  The following table sets forth Westbeach's unaudited proforma sales by product group for the years ended December 27, 1997 and December 31, 1996 and 1995 by product group.

                                      1997                        1996                         1995
                          ---------------------------- ---------------------------- ----------------------------
                                         PERCENTAGE OF                PERCENTAGE OF                PERCENTAGE OF
                            NET SALES      NET SALES     NET SALES      NET SALES     NET SALES      NET SALES
                          -------------- ------------- -------------  ------------- -------------  -------------
                          (IN THOUSANDS)               (IN THOUSANDS)               (IN THOUSANDS)
PRODUCT GROUP
Snowboards..............      $  --            -- %       $  --             -- %       $  --             -- %
Bindings................         --            --            --             --            --             --
Boots...................         --            --            --             --            --             --
Accessories and apparel.       6,271          68.6         6,018           68.4         4,807           66.6
Retail..................       2,875          31.4         2,777           31.6         2,412           33.4
                              ------         -----        ------          -----        ------          -----
  Total.................      $9,146         100.0%       $8,795          100.0%       $7,219          100.0%
                              ======         =====        ======          =====        ======          =====

  Snowboards. The Company designs and manufactures a full product line of snowboards with a variety of performance characteristics. For the 1998/99 model year, the Company offers 52 snowboards in 12 performance categories under the "Morrow" brand name, including five "Signature" models, named for Matt Goodwill and Todd Richards, internationally recognized snowboard champions and members of the Company's professional snowboarding team.

                           SNOWBOARD SPECIFICATIONS

   MODEL NAME        PRIMARY RIDING STYLE           CONSTRUCTION METHOD
   ----------        --------------------           -------------------
   Mach..........  Entry level all mountain Torsion Box w/spring channels
   Rail..........  Freeride/Freestyle       Torsion Box, Carbon FiberTorque rods
   Dimension.....  Freeride/Freestyle       Torsion Box, Carbon FiberTorque rods
   Wildflower....  All Mountain             Torsion Box, Carbon FiberTorque rods
   Escape........  Freeride                 Torsion Box, Carbon FiberTorque rods
   Escape +......  Freeride (large feet)    Torsion Box, Carbon FiberTorque rods
   Indy..........  Freeride/Freecarve       Torsion Box, Carbon FiberTorque rods
   Revert X......  Technical Freestyle      Torsion Box, Carbon FiberTorque rods
   Lithium.......  Freestyle/Freeride       Torsion Box, Carbon FiberTorque rods
   Masters.......  Freeride                 Torsion Box Triple Barrel
   Rocket........  G.S. Race/Freecarve      Torque rods/Titanal/IDS
   Todd Richards.  Freestyle/Freeride       Torsion Box, Carbon FiberTorque rods

  Bindings. The Company manufactures and markets 5 models of "Morrow" bindings that are designed to provide both comfort and performance for a variety of riding styles and experience levels. The Company's bindings are crafted of high-grade aircraft aluminum and lightweight plastic resin and are designed to absorb vibrations, increase range of motion and eliminate pressure points. The Company's bindings include ratchet buckles, which facilitate use of the bindings, and anatomically correct base plates, which increase comfort and performance. In addition to the 5 conventional bindings, the Company has also developed and introduced an innovative step-in binding system for the 1998/99 product line providing both convenience of entry and enhanced performance.

  Boots. The Company markets 8 styles of "Morrow" boots, which incorporate several high-performance features to provide riders with excellent traction, shock absorption and stability.

  Apparel and Accessories. The Company markets a line of apparel and accessories with "Morrow" logo, including T-shirts, sweatshirts, hats, caps, backpacks, and bags. Since the Westbeach acquisition, the Company also markets a line of technical snowboarding apparel and accessories for men and women under the "Westbeach" brand.

SALES AND DISTRIBUTION

 Sales

  The Company's promotion and sales strategy for "Morrow" snowboards and related products is to increase penetration into the growing domestic and international snowboard markets, especially at the mid-range to high-end price points. Domestic penetration will continue through the specialty retail distribution channel, while international sales will be further developed through the Company's international dealer and distributor network. The Company and its distributors participate in North American, European and Japanese trade shows and advertise in international trade publications.

  Due to the seasonal nature of the snowboard industry, a significant portion of the Company's sales of snowboards and related products occur in the third and fourth quarters. In 1997, 86% of the Company's sales were made in the last six months of the year of which 9% were attributed to Westbeach. Typically, there are limited amounts of sales occurring during the first quarter. These sales are comprised primarily of close-out sales. The second quarter sales are comprised largely of international sales and a limited amount of domestic sales. The last six months of the year are comprised of domestic sales, typically occurring from August through the end of the year, and the balance of international sales, typically shipped by the end of the third quarter.

  The Company's promotion and sales strategy for "Westbeach" products is to increase penetration in the North American and international snowboard apparel markets, as well as to expand Westbeach's presence in the casual wear market. North American and European market penetration will continue through Westbeach's specialty retail distribution channel. International sales will be developed through sales representatives and Westbeach's dealer and distributor network. Since the acquisition, Morrow's and Westbeach's sales and distribution networks have been partially combined to create 26 commissioned sales representatives and 20 distributors covering 17 countries including the United States and Canada. Westbeach and its distributors historically have participated in United States, European and Japanese trade shows and advertised in international trade publications.

  Due to the seasonal nature of the snowboard industry and predominance of snowboarding apparel in Westbeach's product line, a significant portion of Westbeach's sales occur in the third and fourth quarters. In 1997, more than 70% of the pro forma 12 months sales were made in the last six months of the year.

 Distribution

  The Company's primary distribution channels for "Morrow" brand products are specialty retailers and, to a lesser extent, select regional sporting goods stores. The primary distribution channels for "Westbeach" brand products are specialty retailers and Westbeach's three retail stores in the U.S. and Canada, which comprised 31% of Westbeach's 1997 revenues. Specialty retailers cater to experienced riders, existing skiers, other winter sport enthusiasts and new snowboarding participants. These distribution channels allow the Company to achieve the higher margins associated with the premium snowboard market and enhance the appeal of the "Morrow" and "Westbeach" brand names. Within such distribution channels, the Company will continue to focus on and enhance customer service, including timely delivery of products, high-quality product information materials and increased access to customer service representatives.

  In the key U.S. markets, the Company distributes its products through independent sales representatives, who in most cases are subject to a standard three-year written sales representative agreement that is cancelable on 30 days' notice by either party. Internationally, the Company distributes its products pursuant to informal agreements to a network of independent local distributors who, in turn, market and sell the Company's products to retailers in those markets.

  K.K. Morrow Japan, Inc., Morrow's exclusive distributor of "Morrow" brand products in Japan, accounted for approximately 30% and 21% of Morrow net sales for the years ended December 27, 1997 and December 31, 1996, respectively. Morrow has an exclusive distributorship agreement with K.K. Morrow Japan through 1999 subject to extension through 2002. The Company has no economic interest in Morrow Japan, Inc. No other customer accounted for more than 10% of Morrow's net sales in 1997 or 1996.

  Levante, Inc., the exclusive distributor of "Westbeach" brand products in Japan, accounted for approximately 21% and 31% of Westbeach's net sales for the years ended December 27, 1997 and December 31, 1996, respectively. Westbeach has an exclusive distributorship agreement with Levante through 2000. While Levante has been required to purchase certain minimum quantities of Westbeach products in the past, the minimum purchase requirements, if any, are being discussed and renegotiated currently. The contract may be canceled if minimum orders are not received. Westbeach has no economic interest in Levante. No other customer accounted for more than 10% of Westbeach's net sales in 1997 or 1996.

  The Company's U.S., Canada and export net sales are set forth below for the years ended December 27, 1997 and December 31, 1996 and 1995. Generally, the margins for export sales of boots, bindings and snowboards are lower than for domestic sales, while the margins for apparel and accessory sales are comparable.

                                     1997                        1996                         1995
                         ---------------------------- ---------------------------- ----------------------------
                                        PERCENTAGE OF                PERCENTAGE OF                PERCENTAGE OF
                           NET SALES      NET SALES     NET SALES      NET SALES     NET SALES      NET SALES
                         -------------- ------------- -------------  ------------- -------------  -------------
                         (IN THOUSANDS)               (IN THOUSANDS)               (IN THOUSANDS)
United States...........    $11,147          55.0%       $19,810          62.5%       $16,446          66.9%
Canada(1)...............      1,619           8.0            --            --             --            --
Japan...................      5,738          28.3          6,551          20.7          4,973          20.2
Europe and other(1).....      1,749           8.7          5,338          16.8          3,167          12.9
                            -------         -----        -------         -----        -------         -----
  Total.................    $20,253         100.0%       $31,699         100.0%       $24,586         100.0%
                            =======         =====        =======         =====        =======         =====

--------
(1) Prior to 1997, Canadian sales were included in Europe and other, as amounts were not material.

  The following table sets forth Westbeach's unaudited pro forma sales for Canada, U.S., Japan and Europe for the years ended December 27, 1997 and December 31, 1996 and 1995.

                                     1997                        1996                         1995
                         ---------------------------- ---------------------------- ----------------------------
                                        PERCENTAGE OF                PERCENTAGE OF                PERCENTAGE OF
                           NET SALES      NET SALES     NET SALES      NET SALES     NET SALES      NET SALES
                         -------------- ------------- -------------  ------------- -------------  -------------
                         (IN THOUSANDS)               (IN THOUSANDS)               (IN THOUSANDS)
Wholesale
  Canada................     $2,051          22.4%       $1,615           18.4%       $1,442           20.0%
  United States.........      1,080          11.8         1,031           11.7           911           12.6
  Japan.................      1,915          20.9         2,751           31.3         1,832           25.4
  Europe................      1,225          13.5           621            7.1           622            8.6
Retail
  Canada................      2,438          26.6         2,369           26.9         2,033           28.2
  United States.........        437           4.8           408            4.6           379            5.2
                             ------         -----        ------          -----        ------          -----
    Total...............     $9,146         100.0%       $8,795          100.0%       $7,219          100.0%
                             ======         =====        ======          =====        ======          =====

  Westbeach opened its first retail store in Vancouver, British Columbia in 1984 and currently operates three retail stores. Two of the stores are in British Columbia at locations in Vancouver and Whistler. The third store is located in Bellevue, Washington, and is operated through Westbeach's wholly-owned subsidiary, Westbeach Snowboard U.S.A. Inc. Westbeach closed a North Vancouver, B.C. store in April 1996 to concentrate on the then four remaining stores and closed its Richmond, B.C. store in January 1997. Retail sales represented approximately 31.4% of total sales in 1997 and 31.5% of total sales in 1996.

  In the retail stores, Westbeach's products account for approximately 1/3 of sales. Clothing from other manufacturers also account for approximately 1/3 of sales, with snowboards and other accessories representing the balance. Westbeach has historically carried between five and eight brands of snowboards, plus several brands of boots and bindings in each of its retail stores.

  All store locations are leased. A breakdown of unaudited pro forma sales by store for the periods ended December 27, 1997 and December 31, 1996 and 1995 is as follows:

                                     1997                        1996                         1995
                         ---------------------------- ---------------------------- ----------------------------
                                        PERCENTAGE OF                PERCENTAGE OF                PERCENTAGE OF
                           NET SALES      NET SALES     NET SALES      NET SALES     NET SALES      NET SALES
                         -------------- ------------- -------------  ------------- -------------  -------------
                         (IN THOUSANDS)               (IN THOUSANDS)               (IN THOUSANDS)
Vancouver...............     $1,525          53.0%       $1,379           49.7%       $  891           36.9%
North Vancouver(1)......        --            --             90            3.3           338           14.0
Richmond(2).............          2           0.1           243            8.7           278           11.5
Whistler................        911          31.7           656           23.6           527           21.8
Bellevue (Washington)...        437          15.2           409           14.7           378           15.8
                             ------         -----        ------          -----        ------          -----
  Total.................     $2,875         100.0%       $2,777          100.0%       $2,412          100.0%
                             ======         =====        ======          =====        ======          =====

--------
(1) The North Vancouver store was closed at the end of April 1996.

(2) The Richmond store was closed at the end of January 1997.

  The Whistler store has been in operation since December 1993 and the Bellevue store and related warehouse space opened in August 1993. The Vancouver store is the original store and flagship of the group. The Vancouver store underwent major renovations in 1996 and 1997. Margins in the retail stores averaged 34.8% in 1997, including Westbeach and non-Westbeach goods. Margins on Westbeach goods are in the 40-50% range, which are significantly higher than non-Westbeach goods.

  Westbeach found the retail stores offered an outlet for Westbeach clothing while at the same time provided an opportunity to stay in touch with trends in apparel. The Company plans to continue to support the retail outlets but has no plans to expand this distribution outlet at the current time.

MANUFACTURING

  The Company manufactures all of its snowboards and bindings at its Salem, Oregon facility. The Company's manufacturing facility currently is one of the largest producers of snowboards and bindings in North America. The Company's experienced in-house manufacturing capability provides advantages over those snowboard companies that place snowboard orders on an annual basis with OEM manufacturers. The Company has the ability to implement changes in design and product mix that may arise during the manufacturing season based on new technology and the feedback it receives from its customers, sales representatives, distributors, retailers and professional team riders. The facility also allows the Company to manufacture product relatively evenly throughout the year to maintain a stable workforce, reduce down time and maintain quality.

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

  The Company also has the capability to manufacture private label snowboards and bindings under short-term agreements. However, it is currently not actively pursuing this option as part of its overall strategy, which is to maximize development of the "Morrow" brand products.

  The Company has taken certain steps to further position itself for future growth and, in connection therewith, has implemented and improved certain controls and systems, including improving its perpetual inventory system. In addition, the Company has implemented a year 2000 compliant integrated manufacturing and accounting software system.

  "Westbeach" brand products are subcontracted on a fixed contract basis to independent clothing manufacturers. Approximately 35% of Westbeach's 1997 production was contracted to a single manufacturer in Hong Kong, China, with the balance contracted 55% to approximately five manufacturers located in the lower mainland of British Columbia and 10% to a manufacturer in Europe. In 1996, 35% of production was subcontracted to two Chinese manufacturers. Westbeach has an outside consultant assigned to quality control inspection at the Chinese manufacturer's plants and who checks production at other plants. While there are no written contracts with Westbeach's Hong Kong, China or other manufacturers, relations with such manufacturers are good and Westbeach expects to continue to source products from those or other manufacturers.

  The Company imports finished goods (apparel and accessories) in the U.S. under multilateral and bilateral trade agreements between the U.S. and China. These agreements impose import quotas on the amount and types of textile and products that can be imported into the U.S. from the affected country. To expand U.S. sales, the Company must ensure its manufacturing sources have adequate import quotas for the goods. The Company does not anticipate these restrictions will adversely affect Westbeach's expected growth since the Company could meet its demands within the U.S. from countries not affected by the restrictions. Similarly, European sales are primarily subject to European Economic Community rules. Under those rules, there are few internal trade barriers but many goods imported to Europe are subject to constraints, including quotas and duty charges. The Company does not anticipate these restrictions will materially or adversely affect projected growth.

PRODUCT DEVELOPMENT

  The Company strives to be a technology leader in the snowboard industry by drawing on the expertise of its in-house product development team, outside design consultants, sales representatives, distributors, retailers and founders to develop high-performance products. The Company's research and development efforts have produced significant innovations in the design and construction of its snowboards and bindings. In addition, the Company has integrated its professional team riders into its product development process, allowing regular testing of both prototypes and finished products. This collaboration continues to produce new products and enhancements to existing technology. The Company's product development programs are augmented by research and development assistance provided by principal suppliers of raw materials to the Company. The Company significantly increased its commitment to product development of boards and the step-in binding in 1997, with expenditures of $1,662,000 compared to $769,000 and $787,000 in 1996 and 1995, respectively.

  With the acquisition of Westbeach, the Company has acquired the Westbeach expertise in the apparel industry. The need for style and design sensitivity will be factors the in-house expertise incorporate in their collaboration with outside design consultants, sales representatives and it's retail outlets to stay on top of the changing trend in apparel.

MARKETING

  Snowboards. The goal of the Company's marketing program is to maintain Morrow's image as one of the leading high-performance snowboard brands in the specialty retail channel. Whereas many snowboard companies have marketing strategies that rely primarily on image and graphics, the Company's marketing efforts also focus on the high-performance characteristics of the Company's products to appeal to a broad cross-section of consumers. The Company employs print and broadcast advertising in addition to regularly attending North American and international trade shows to market its products. The Company also utilizes a team of professional snowboard riders who provide significant brand exposure through photographic and editorial coverage in major industry magazines and at organized snowboarding events, as well as in television sports coverage and in certain ski/snowboard movies. Additionally, the Company uses its field support team to promote the "Morrow" brand name in key domestic snowboarding regions through on-mountain and in-store demonstrations. These programs are designed to improve the visibility of the Company's products while enhancing the reputation of the "Morrow" brand.

  Snowboarding Apparel and Accessories. The Company's target market for "Westbeach" snowboard apparel is young people age 16 to 24 years.
Historically, the target market has been heavily weighted toward males; however, the changing trend is for a greater proportion of females in that age group to take up snowboarding and become Westbeach customers. Westbeach introduced a full line of women's outerwear and casual clothing in 1995.

  Street Clothing. Snowboarding retailers often market complementary products, such as skateboarding equipment and clothing, in the non-snowboarding seasons. While the 16-24 year olds have been significant buyers of Westbeach's street clothing, the brands have had increased popularity among other age groups as well. This trend is believed to be due in part to the products' image, styling and quality and in part to the fact that as traditional customers have grown older, the brand appeal has simply spilled over into both younger and older age groups. To reflect this broader appeal, Westbeach's designs have been trending toward a more "mainstream" look.

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

SUPPLIERS

  "Morrow" brand products. Based on its internal estimates and discussions with suppliers, the Company believes that its current or identified suppliers can meet its raw materials requirements for the foreseeable future, although there have been shortages generally in the availability of certain raw materials used in manufacturing snowboards, including aluminum, fiberglass and certain plastics. Most of the Company's suppliers are domestically based, with several suppliers located in the Pacific Northwest. The Company's snowboard boots are manufactured to its specifications under agreements with independent footwear manufacturers located in Korea, Taiwan and China. The Company has developed second sources of supply for all of its significant raw materials. The Company's accessory products are sourced through a variety of U.S. and foreign manufacturers. The Company has no long-term contracts with any suppliers of components for its snowboards, bindings, apparel or accessories.

  "Westbeach" brand products. Four manufacturers located in Korea, Republic of China, and People's Republic of China have been contracted to manufacture the Company's Westbeach line of snowboard outerwear and certain of its casual streetwear styles for the 1998/99 season. A small portion of Westbeach apparel is manufactured in Canada. For goods manufactured in Asia, the independent contractors are responsible for the purchase of raw materials under the Company's direction. For goods manufactured in Canada, the Company purchases fabric and other raw materials and the contractor is contracted for cutting and sewing only. Based on discussions with the independent contractors and with fabric mills and suppliers of other raw materials, the Company believes that adequate supplies of fabric and other raw materials are available for the foreseeable future. The Company has no long-term contracts with either its independent contractors or its suppliers of fabric and other raw materials.

COMPETITION

  The snowboard industry is highly competitive, and the Company expects this competition to increase as market interest in snowboards continues to grow. The Burton Corporation is currently the leader in the industry, followed by K-2, Ride and Morrow, with several other companies having smaller but significant market shares, and over 100 other smaller manufacturers and distributors sharing the remainder of the market. The Company believes that significant consolidation will occur over the next two years. The Company competes with a number of established manufacturers and distributors. In addition, manufacturers and large ski and sporting goods companies could introduce additional competition by developing new snowboard brands or acquiring other snowboard companies. Nike, Inc. has indicated it intends to market Nike(R) brand snowboards and boots and bindings in the 1999/2000 season.

  The market for snowboarding apparel and casual clothing is also highly competitive and the Company expects competition to increase as market interest in snowboards continues to grow. The Burton Corporation is currently the leader in the snowboard apparel industry, with several other companies, including Westbeach, having smaller but significant market shares, and many smaller manufacturers and distributors sharing the remainder of the market. Other significant competitors in the apparel area include Sims, AGC (Nike, Inc.), Bonfire, NFA, Sessions and Special Blend in the high end specialty markets. The Company believes Westbeach's strongest markets are Canada and Europe, and that Westbeach is not yet a major competitor in the U.S. market. Westbeach competes with a number of established manufacturers and distributors. In addition, other established manufacturers could introduce additional competition by introducing snowboard apparel under existing brands, developing new sports apparel brands or acquiring other snowboard apparel brands. Nike, Inc., which already manufactures snowboard and other clothing under the AGC brand, has announced its intention to enter the snowboarding industry on a broader scale, including introducing snowboards, bindings and boots.

INTELLECTUAL PROPERTY

  Except for the Company's advanced boot-binding (step-in) system, the Company does not generally rely on proprietary rights associated with its technology. The Company believes its product development and marketing capabilities have been of greater importance to its business than patent or trademark protection. Due in part to rapid technological changes in snowboarding, the Company does not believe that its business depends on obtaining and enforcing broad protection of its intellectual property, although it believes that obtaining patent and other intellectual property protection may provide it with benefits. The Company has a patent application pending in the U.S. for an advanced boot-binding system. In addition, the Company anticipates that it will seek patent protection for future innovations, where available.

  The Company has federal trademark registrations in the U.S. for the "Morrow" name used alone and in connection with certain designs. The Company has been assigned trademark rights to the "Morrow" name in Japan. In addition, the Company has applied for trademark registration in the U.S. and Japan for the Morrow crescent moon symbol and other marks appearing on certain of its products. The Company has applied for trademark registration in Japan, Peru, Chile and the European Economic Community for the "Morrow" name. The Company also claims common law rights to the foregoing and to various other trademarks arising out of the use of such marks.

  The Company also has trademark protection for the "Westbeach" name in 17 countries, including Japan, the U.S. and Canada, and is seeking protection in all of the European Economic Community and 8 additional countries for the "Westbeach" brand for use with snowboarding apparel and, to a lesser degree, trademark protection for the "3 surfer" and other marks. The Company also claims common law rights to the foregoing and various other trademarks arising out of its use of such marks.

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

EMPLOYEES

  As of December 27, 1997, the Company had 284 employees, including 167 in manufacturing; 22 in general and administrative; 47 in sales, marketing and customer service; 22 in product engineering, research and development; and 26 in Westbeach's retail sales operations. The Company's employees are not subject to a collective bargaining agreement. The Company considers its employee relations to be good.

  The Company also engages the services of 26 independent sales representatives who are responsible for selling the Company's products to retailers in the United States and Canada, 4 independent field representatives in the United States and 11 professional team riders in Europe, Canada and the United States, all of whom the Company considers to be independent contractors. The number of professional riders is under review.

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

  The Company leases 2,200 square feet in the building adjacent to the Company's manufacturing facility under a lease expiring September 30, 2000.

  The Company also holds various leases to maintain the operations of its subsidiaries.

  The Company leases administrative and warehouse space in Vancouver, British Columbia of approximately 16,000 square feet through April 30, 1998 with a five-year renewal option, and in Innsbruck, Austria of approximately 2,500 square feet on a month-to-month basis. Use of approximately 1,000 square feet of warehouse space was leased through 1997 near Munich, Germany.

  The Company also leases warehouse and retail space of approximately 3,500 square feet in Bellevue, Washington under a lease expiring July 31, 1998 with a five-year renewal option.

  Finally, the Company leases retail space in Whistler Mountain, British Columbia under a lease expiring December 11, 1998 with a one-year renewal option, and in Vancouver, British Columbia under a lease expiring March 31, 2005 with a five-year renewal option.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not currently involved in any material litigation or legal proceeding and is not aware of any potentially material litigation or proceeding threatened against it other than as described below.

  Subsequent to the year ended December 27, 1997, the Company filed a claim against The Board Locker for collections of receivables due in the amount of $479,000, a portion of which has been reserved. Morrow Snowboards, Inc. v. Principle Marketers, Inc., dba The Board Locker and Scott Hardy, Circuit Court Case No. 98C-10879, for the Circuit Court of Marion County, Oregon. The complaint was filed on

January 29, 1998. The Company is seeking to recover $478,715 from Principle Marketers Inc. directly and Scott Hardy as a guarantor of such obligations, for goods sold to Principle Marketers, Inc., plus accrued services charges of $76,961.63 from January 1, 1997, through January 20, 1998, plus service charges at 18% per annum from January 29, 1998, until judgment, plus attorney's fees and costs and disbursements, plus 18% on all proceedings from the date of judgment until paid,

  The Company intends to vigorously defend against any lawsuit brought seeking injunctive relief or damages from the Company relating to these matters. There can be no assurance, however, that the Company will be successful in the defense of any such claims. An award of damages or the expenditure of significant sums in such cases referenced above could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Since December 14, 1995, the Company's Common Stock has been trading on the Nasdaq National Market under the symbol "MRRW." As of February 27, 1998, there were 552 holders of the Common Stock of the Company. Since certain of the shares of Common Stock are held in street name, there may be additional beneficial holders of the Company's Common Stock. On February 27, 1998, there were 6,176,556 shares outstanding.

  The following table shows the range of high and low market prices as reported by the Nasdaq National Market for the past two calendar years:

                                                                    HIGH   LOW
                                                                   ------ -----
   NATIONAL MARKET SYMBOL: MRRW
   1st Quarter, 1996.............................................. $16.50 $9.25
   2nd Quarter, 1996.............................................. $12.50 $8.75
   3rd Quarter, 1996.............................................. $13.25 $9.00
   4th Quarter, 1996.............................................. $13.25 $5.75
   1st Quarter, 1997.............................................. $ 7.75 $4.50
   2nd Quarter, 1997.............................................. $ 5.50 $3.25
   3rd Quarter, 1997.............................................. $ 4.88 $3.25
   4th Quarter, 1997.............................................. $ 4.00 $2.22

  The Company has paid no dividends on its Common Stock since its inception. For the foreseeable future any earnings will be retained to finance the growth of the Company and, accordingly, the Company does not anticipate the payment of cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table presents a summary of selected financial data for each of the five years in the period ended December 27, 1997.

                                              YEARS ENDED
                          -------------------------------------------------------
                                                    DECEMBER 31,
                          DECEMBER 27, ------------------------------------------
                              1997       1996       1995       1994       1993
                          ------------ ---------  ---------  ---------  ---------
                            (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Net sales...............   $  20,253   $  31,699  $  24,586  $  13,844  $   8,875
Cost of goods sold(2)...      15,971      20,843     17,165      9,516      5,873
                           ---------   ---------  ---------  ---------  ---------
    Gross profit........       4,282      10,856      7,421      4,328      3,002
Operating expenses:
  Selling, marketing and
   customer service.....       4,666       4,592      3,459      2,108      1,287
  Engineering, research
   and product
   development..........       1,662         769        787        248        136
  General and
   administrative(2)....       3,789       2,581      1,595        868        685
  Loss on facility lease
   termination(1).......         --          --         --         352        --
  Loss on write-down of
   fixed assets(2)......       1,568         --         --         --         --
                           ---------   ---------  ---------  ---------  ---------
    Total operating
     expenses...........      11,685       7,942      5,841      3,576      2,108
                           ---------   ---------  ---------  ---------  ---------
Operating income (loss).      (7,403)      2,914      1,580        752        894
Interest expense........         (87)       (153)      (865)      (500)      (558)
Other income (expense)..         341         666         34        (50)       (10)
                           ---------   ---------  ---------  ---------  ---------
Income (loss) before
 income taxes...........      (7,149)      3,427        749        202        326
Income tax benefit
 (expense)..............         129      (1,280)      (264)       131         (6)
                           ---------   ---------  ---------  ---------  ---------
Net income (loss).......   $  (7,020)  $   2,147  $     485  $     333  $     320
                           =========   =========  =========  =========  =========
Net income (loss) per
 share(3),(4)
  Basic.................   $   (1.24)  $    0.38  $    0.15  $    0.13  $    0.18
                           =========   =========  =========  =========  =========
  Diluted...............   $   (1.24)  $    0.36  $    0.14  $    0.12  $    0.16
                           =========   =========  =========  =========  =========
Weighted average number
 of shares
 outstanding(3),(4)
  Basic.................   5,671,634   5,684,053  3,130,636  2,592,411  1,822,802
                           =========   =========  =========  =========  =========
  Diluted...............   5,671,634   5,929,674  3,822,569  2,837,545  2,091,022
                           =========   =========  =========  =========  =========
BALANCE SHEET DATA:
Cash and cash
 equivalents............   $     855   $   5,062  $  15,026  $     509  $      47
Short term investments..         --        3,700        --         --         --
Current assets..........      13,911      23,017     24,200      5,645      4,345
Property, plant and
 equipment, net.........       9,547       9,183      6,936      6,140      2,262
Total assets............      27,653      32,243     31,179     11,821      6,607
Current liabilities.....       5,311       3,789      5,478      4,845      4,564
Long-term debt and
 capital lease
 obligations, net of
 current portion........         254         258        475      2,688        546
Shareholders' equity(5).      22,058      27,892     25,150      3,975      1,497

--------
(1) The Company moved to its present administrative and manufacturing facility in August 1994. The Company's previous facility was leased under an operating lease that was to expire in April 1996, and the Company recognized an expense of $110,000 associated with terminating such lease. In addition, leasehold improvements with a net book value of $242,000 were written off in connection with the move to the present facility. Both of these amounts have been included in operating expenses for the year ended December 31, 1994.

(2) In 1997, the Company experienced a significant reduction in net sales due to soft market conditions and oversupply of snowboards which, among other factors, resulted in a significant loss. In addition, the Company evaluated its equipment used in the manufacture of snowboards, boots and bindings in light of current and future usage and expected market demand and provided a write-down in the statement of operations of $1,568,000 in the fourth quarter of 1997 to reflect the equipment at net realizable value. In addition, in the fourth quarter 1997, the Company recorded significant changes in estimates for the allowance for doubtful accounts and direct write-offs of accounts receivable of $524,000, an increase in the reserve for inventory obsolescence of $638,000, and increases in the deferred tax valuation allowance of $770,000.

(3) Common share equivalents included in the computation of per share amounts represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock method.

(4) Weighted average number of shares and net income (loss) per share for the years ended 1996, 1995, 1994 and 1993 have been restated in accordance with SFAS No. 128, " Earnings Per Share."

(5) In December 1995, the Company completed an initial public offering of 1,919,500 shares of common stock at $11.00 per share. Net proceeds to the Company were $18,517,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company acquired Westbeach, a merchandiser of snowboarding apparel and casual clothing, on November 13, 1997. The Company's consolidated net sales have decreased 36.1% to $20,253,000 for the year ended December 27, 1997 ("1997 fiscal year") from $31,699,000 in 1996. Net sales for Westbeach for the period of November 13, 1997 through December 27, 1997 included in consolidated net sales were $1,810,000 at an average exchange rate of 1.4227 U.S. dollars, which makes up 8.9% of the consolidated net sales of $20,253,000. Net sales generated by Westbeach for the period ended January 1, 1997 through November 12, 1997 were $ 7,336,000 and $9,146,000 for the year ended December 27, 1997, assuming an annual average exchange rate of 1.384 U.S. dollars. Unless otherwise indicated financial results and numbers herein include Westbeach sales and financial information for the period November 13, 1997 to December 27, 1997 for the 1997 fiscal year.

  Due to the seasonal nature of the snowboard industry, a majority of the Company's sales occur in the last two quarters of the year. In 1997 and 1996, over 86% (85% without Westbeach sales) and 90% of the Company's net sales occurred in the last six months of the year, respectively. Gross margins vary significantly throughout the year depending on product mix, price, production volumes, fixed and semi-variable cost components, changes in raw materials and other manufacturing costs. In 1997, close-out sales of 1996/97 product occurred during the first six months of the year and were at lower margins than 1997/98 "Morrow" brand products. The Company's production utilization has a significant impact on gross margins because when production is at lower levels, fixed and semi-variable manufacturing costs are spread over a smaller production base. Conversely, as the Company increases production, margins improve because of the higher production base. The Company's operating and growth strategies focus on increasing overall sales of all product lines, further improving the quality of its products and increasing manufacturing efficiencies. These strategies enable the Company to manufacture at more consistent levels, thus maintaining higher quality and a more stable work force, reducing down time and maximizing the use of capital assets.

  The Company accumulates a significant backlog of sales orders in February and March of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company begins delivery of preseason orders, backlog sales orders decrease and are usually eliminated by the end of the year.

  The Company has taken certain steps to position itself for future growth, including focusing on other product lines offered by the Company, such as apparel, boots and bindings, improving operating efficiencies, maintaining an efficient management staff with expertise in core areas of the business and implementing financial and accounting controls and systems.

RESULTS OF OPERATIONS

  The following table sets forth certain financial data for the periods indicated as a percentage of net sales.

                                                       YEARS ENDED
                                          --------------------------------------
                                          DECEMBER 27, DECEMBER 31, DECEMBER 31,
                                              1997         1996         1995
                                          ------------ ------------ ------------
   Net sales............................     100.0 %      100.0 %      100.0 %
   Cost of goods sold...................      78.9         65.8         69.8
                                             -----        -----        -----
       Gross profit.....................      21.1         34.2         30.2
   Operating expenses:
     Selling, marketing and customer
      service...........................      23.0         14.5         14.1
     Engineering, research and product
      development.......................       8.2          2.4          3.2
     General and administrative.........      18.7          8.1          6.5
     Loss on write-down of fixed assets.       7.8          --           --
                                             -----        -----        -----
       Total operating expenses.........      57.7         25.0         23.8
                                             -----        -----        -----
   Operating income (loss)..............     (36.6)         9.2          6.4
   Interest expense.....................      (0.4)        (0.5)        (3.5)
   Other income.........................       1.7          2.1          0.1
                                             -----        -----        -----
   Income (loss) before income taxes....     (35.3)        10.8          3.0
   Income tax benefit (expense).........       0.6         (4.0)        (1.0)
                                             -----        -----        -----
   Net income (loss)....................     (34.7)%        6.8%         2.0%
                                             =====        =====        =====

COMPARISON OF THE YEARS ENDED DECEMBER 27, 1997 AND DECEMBER 31, 1996

  Net Sales. Net sales for 1997 decreased 36.1% to $20,253,000, ($18,443,000 or 41.8% if Westbeach sales are excluded) from $31,699,000 for 1996. The decrease in sales was primarily due to the general oversupply of snowboards in the market in 1996 and Company efforts to combat "gray market" sales into conventional distribution channels. This caused a decrease in pre-season sales orders for 1997, as well as reorders during 1997. The sale of snowboards in 1997 decreased 39.6% to $12,833,000 from $21,246,000 in 1996. The sale of bindings decreased 55.8% to $3,683,000 in 1997 from $8,337,000 for 1996. The sale of boots decreased 12.8% to $1,248,000 for 1997 compared to $1,432,000 in 1996. As a percentage of net sales, snowboards represented 63.3% in 1997 (69.6% if Westbeach sales are excluded) compared to 67% in 1996. In 1997, "Morrow" brand snowboards represented 59.6%, (94.0% of total snowboard sales), (65.4% if Westbeach sales are excluded) of net sales compared to 65.2% (97.2% of total snowboard sales) in 1996. OEM snowboard sales represented 3.7% of net sales in 1997 (4.0% if Westbeach sales are excluded) compared to 1.8% in 1996. As a percentage of net sales, binding sales decreased to 18.2% in 1997 (20.0% if Westbeach sales are excluded) compared to 26.3% for 1996 partially due to the lack of a step-in binding. Boot sales increased to 6.2% of net sales in 1997 (6.8% if Westbeach sales are excluded) from 4.5% in 1996. Apparel sales increased to 6.8% of net sales in 1997 from 2.2% in 1996 largely due to Westbeach sales which were 3.3% of net sales in 1997. Retail sales constituted 5.5% of total sales as a result of the Westbeach acquisition in November 1997.

  Gross Profit. Gross profit for 1997 decreased 60.6% to $4,282,000 from $10,856,000 for 1996 as a result of the overall decrease in sales and increased manufacturing overhead costs. Total gross margin for 1997 decreased to 21.1% from 34.2% for 1996.

  Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for 1997 remained fairly constant at $4,666,000 from $4,592,000 for 1996, representing 23.0% and 14.5% of net sales, respectively. The increase in the percentage of net sales is due to the decrease in net sales and the fact that expenses remained constant during 1997. Although these types of expenditures remained constant, the Company increased it's efforts at market exposure by increases in team rider travel, participating in the Montreal trade show for the first time and providing for improvements to the Company show booths. In addition, the Company significantly increased its internal advertising activities in an effort to eliminate agency fees and control long term costs.

  Engineering, Research and Product Development. Engineering, research and product development expenses for 1997 increased 116.1% to $1,662,000 from $769,000 for 1996, representing 8.2% and 2.4% of net sales, respectively. Increased product development expense in 1997 also reflected significantly increased staff and consulting fees and significant efforts in development of the Company's proprietary step-in binding system.

  General and Administrative. General and administrative expenses for 1997 increased 46.8% to $3,789,000 from $2,581,000 for 1996, representing 18.7% and
8.1% of net sales, respectively. This increase was primarily due to the increase in bad debt expense to $960,000 in 1997 compared to $110,000 for 1996. The increase in bad debt expense is a reflection of the soft snowboard market in 1997 and its effect on Morrow customers. All other expense categories remained relatively consistent on a dollar year-to-date basis.

  Loss on Write-down of Fixed Assets. As mentioned above, in 1997 the Company experienced a significant reduction in net sales due to soft market conditions and oversupply of snowboards which, among other factors, resulted in significant loss. Accordingly, the Company evaluated its equipment for snowboards, boots and bindings in light of current and future usage and expected market demand and provided a write-down in the 1997 statement of operations of $1,568,000 to reflect the equipment at net realizable value.

  Interest Expense. Interest expense decreased 43.1% to $87,000 for 1997 from $153,000 for 1996. This decrease was primarily a result of using cash raised in the December 1995 initial public offering, which significantly reduced the need for outside borrowing in 1997.

  Other Income. Other income decreased to $341,000 for 1997 from $666,000 in 1996, largely as a result of the decrease in interest income. The Company sold all short term investments throughout the year ended December 27, 1997.

  Income Tax Benefit (Expense). The income tax benefit for 1997 was $129,000 compared to an expense of $1,280,000 for 1996. The effective income tax rates were 1.8% and 37.4% for 1997 and 1996, respectively. The low effective tax rate for 1997 is due to the fact that the Company provided a valuation allowance on its net deferred tax assets as of December 27, 1997.

  Net (Loss) Income. Net loss for 1997 was $7,020,000 compared to net income of $2,147,000 for 1996.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

  Net Sales. Net sales for 1996 increased 28.9% to $31,699,000 from $24,586,000 for 1995. This increase was due to increased sales to domestic and international customers of "Morrow" brand snowboards, bindings and boots, primarily during the last six months of 1996. The sale of snowboards in 1996 increased 33.9% to $21,246,000 from $15,868,000 in 1995. The sale of bindings increased 35.6% to $8,337,000 in 1996 from $6,148,000 for 1995. The sale of boots decreased 17.0% to $1,432,000 for 1996 compared to $1,725,000 in 1995. As a percentage of net sales, snowboards represented 67.0% in 1996 compared to 64.5% in 1995. In 1996, "Morrow" brand snowboards represented 65.2% (97.2% of total snowboard sales) of net sales compared to 50.3% (77.9% of total snowboard sales) in 1995. OEM snowboard sales represented 1.8% of net sales in 1996 compared to 14.2% in 1995. As a percentage of net sales, binding sales remained relatively constant at 26.3% and 25.0% for 1996 and 1995, respectively. Boot sales decreased to 4.5% of net sales in 1996 from 7.0% in 1995.

  Gross Profit. Gross profit for 1996 increased 46.3% to $10,856,000 from $7,421,000 for 1995 as a result of the overall increase in sales and increased manufacturing efficiencies. Total gross margin for 1996 increased to 34.2% from 30.2% for 1995. The gross margin on boards and bindings manufactured for the 1996 selling season increased as a result of increases in the level of production and manufacturing efficiencies throughout the year and an increase in the sale of higher margin "Morrow" brand snowboards and bindings. During 1996, management focused on increasing the sale of "Morrow" brand snowboards and bindings and decreasing the sale of lower margin OEM snowboards and bindings.

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

  Engineering, Research and Product Development. Engineering, research and product development expenses for 1996 decreased 2.3% to $769,000 from $787,000 for 1995, representing 2.4% and 3.2% of net sales, respectively. This decrease was primarily due to a reduction in staff and employee-related expenses. As a percentage of net sales, staff and employee-related expenses decreased 0.7% and research and development expenses decreased 0.3%. All other expense categories remained relatively consistent as a percentage of net sales on a year-to-year basis.

  General and Administrative. General and administrative expenses for 1996 increased 61.8% to $2,581,000 from $1,595,000 for 1995, representing 8.1% and
6.5% of net sales, respectively. This increase was primarily due to additional staff and employee-related expenses and increased professional fees, partially due to the increased cost of operating as a public company in 1996, compared to 1995. As a percentage of net sales, professional services increased 0.9%. All other expense categories remained relatively consistent as a percentage of net sales on a year-to-year basis.

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

  Net Income. Net income for 1996 was $2,147,000 compared to $485,000 for 1995.

YEAR 2000

  During 1997, the Company implemented new Year 2000 compliant financial systems to replace its older financial systems as part of its normal course of business. The Company is in the process of assessing any additional Year 2000 compliance issues, but does not expect the potential effect on operations to be material. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis and would not have an adverse effect on the Company's operations.

MARKET RISK

  The Company accumulates foreign currency in payment of accounts (principally Canadian dollars) which it then uses to pay its foreign vendors or converts to U.S. dollars, exposing the Company to fluctuations in currency exchange rates. The Company currently holds foreign currencies which are translated into dollars using the year-end exchange rate, for a total of $867,000. The potential loss in fair value resulting from an adverse change in quoted foreign currency change rates of 10% amounts to $105,000. Actual results may differ. The Company does not hold other market risk sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices, marketable equity security prices, or interest rates.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital for the development of its technology and products, procurement of raw materials and other supplies, and capital equipment for its manufacturing facility. At December 27, 1997, the Company had $855,000 in cash and revolving loans of $1,923,000, compared to $8,762,000 in cash and short term investments and no revolving loans outstanding at December 31, 1996.

  Net cash used in operating activities for 1997 was $211,000, resulting primarily from net loss of $7,020,000, with add backs for depreciation and amortization of $1,593,000, loss on write-off of fixed assets of $1,568,000, decreases in accounts receivable of $5,155,000, decreases in inventories of $1,732,000, offset by decreases in accounts payable and accrued liabilities of $1,894,000. The decrease in accounts receivable is attributable to the decrease in sales for the year.

  Net cash used in investing activities for 1997 was $1,829,000, of which $2,975,000 was used for the acquisition of property and equipment and $2,554,000 was used for the purchase of the securities of Westbeach, off-set by $3,700,000 from the proceeds of sales of short-term investments.

  Net cash used in financing activities for 1997 was $2,167,000, consisting of $1,923,000 from net borrowings under the revolving credit facility, less $596,000 from the repurchase of common stock and $3,546,000 from payments on short- and long-term borrowings, primarily those assumed in the Westbeach acquisition.

  The Company has a revolving credit facility with LaSalle Business Credit, Inc. (the "Bank"). The Company's line of credit under the revolving credit facility is up to $7,000,000 for the period between October 15 and February 28, and up to $14,000,000 for the period between March 1 and October 14. As a sub-limit to the revolving credit facility, the Company has a letter of credit facility with the Bank for an amount up to $5,000,000. The line of credit available under the revolving credit facility from time to time is reduced by the amount then outstanding under this sub-limit.

  The credit facility bears interest at the Bank's Prime Rate plus .25 percent. The Company has the option under the credit facility to request a fixed interest rate for specified periods equal to the Bank's LIBOR Rate plus
2.75 percent. Upon the Company's achievement of certain profitability requirements, the interest rate would be reduced to the Bank's Prime Rate, or its LIBOR Rate plus 2.5 percent.

  The Company is required to pay the Bank a monthly fee equal to .25 percent per annum on the daily average unused amount of the revolving credit facility. The Company is also required to pay the Bank a monthly fee equal to 1.5 percent per annum on the aggregate undrawn face amount of all outstanding letters of credit for the Company's account.

  The credit facility is available through November 10, 2000, with one-year renewal periods thereafter. At December 27, 1997, the outstanding principal balance under the facility was $1,923,000.

  The revolving facility is secured by substantially all of the Company's assets. The revolving credit facility contains various covenants that require the Company, among other things, to meet certain objectives with respect to net worth, capital expenditures, interest coverage and debt service coverage.

  The Company's net worth is currently below that required in the revolving credit facility, an event of default under the revolving credit facility. The Bank, to preserve its rights, has noted the default, and agreed to forbear from exercising its rights and remedies under the revolving credit facility until April 10, 1998 to give the Company time to address the Bank's concerns. During the forbearance period, the Bank has invoked the Default Rate of Interest (two percent (2%) above the normal rate), suspended the LIBOR conversion rate, and limited advances under certain lines to $-0- on raw materials, $7,000,000 on the revolver amount and $4,000,000 on inventory advances.

  To address the Bank's concerns, as well as its own projected working capital needs, the Company may need to raise additional capital. If the Company were unsuccessful in addressing the Bank's concerns during the forbearance period or in raising additional working capital, the Company's operations and ability to realize on its business plan could be adversely affected.

  The Company's debt structure is comprised of the following:

                                                                    DECEMBER 27,
                                                                        1997
                                                                    ------------
     Short-term debt:
       Borrowings under revolving line of credit...................  $1,923,000
       Current portion of capital lease obligations................     139,000
     Long-term debt:
       Capital lease obligation, net of current portion............     254,000

  Assuming certain minimum pre-book orders for the 1998/99 season, the Company believes that it has adequate resources at its disposal to raise additional working capital either under the existing revolving credit facility, or by selling or mortgaging the building where its snowboards are manufactured, or issuing new subordinated debt or preferred securities. In addition, the Company believes it will be able to trim its operating costs significantly in 1998 such that the amount of additional working capital required will be reduced. However, there can be no assurance that the Company will be able to raise additional capital on terms acceptable to the Company or that it will be able to do so on a timely basis.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause actual consolidated results in the future to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, cure or waiver of the existing bank line default, adequate sales volume, new initiatives by competitors, price pressures, cancellation of preseason orders, inventory risks due to shifts in market demand, raw materials costs, the ability to manufacture product at planned costs, weather in primary winter resort areas of the world, the Company's ability to obtain adequate financing, address lenders' concerns and achieve sufficient sales levels and the risk factors listed from time to time in the Company's SEC reports, including, but not limited to, this report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Morrow Snowboards, Inc.:

  We have audited the accompanying consolidated balance sheets of Morrow Snowboards, Inc. (an Oregon corporation) and subsidiaries as of December 27, 1997 and December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 27, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrow Snowboards, Inc. and subsidiaries as of December 27, 1997 and December 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1997 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses in 1997 and is in default of the minimum net worth covenant under the Company's line of credit agreement. The lender has agreed to forbear its rights and remedies under the line of credit agreement until April 10, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classifications of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

  Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.

                                            Arthur Andersen LLP

Portland, Oregon
March 17, 1998

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER 27, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
                       ASSETS
                       ------
Current Assets:
  Cash and cash equivalents..........................   $   855      $ 5,062
  Short-term investments.............................       --         3,700
  Accounts receivable, less allowance for
   uncollectible accounts of $659 and $134, at
   12/27/97 and 12/31/96 respectively................     6,058        8,736
  Inventories........................................     5,926        4,533
  Prepaid expenses...................................       628          536
  Refundable income taxes............................       285          --
  Deferred income taxes..............................       --           450
  Other current assets...............................       159          --
                                                        -------      -------
    Total Current Assets.............................    13,911       23,017
Property, plant and equipment, net...................     9,547        9,183
Other assets
  Goodwill, net......................................     4,061          --
  Other assets, net..................................       134           43
                                                        -------      -------
    Total Assets.....................................   $27,653      $32,243
                                                        =======      =======
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current Liabilities:
  Line of credit.....................................   $ 1,923      $   --
  Accounts payable...................................     1,648        1,552
  Accrued liabilities................................     1,601        2,009
  Current portion of capital lease obligations.......       139          228
                                                        -------      -------
    Total Current Liabilities........................     5,311        3,789
Long-Term Liabilities:
  Capital lease obligations, net of current portion..       254          258
  Deferred income taxes..............................        30          304
                                                        -------      -------
    Total Long-Term Liabilities......................       284          562
Commitments and contingencies (Note 9)
Shareholders' Equity
  Preferred stock, no par, 10,000,000 shares
   authorized, no shares issued or outstanding.......       --           --
  Common stock, no par, 20,000,000 shares authorized,
   6,176,556 and 5,667,749 shares issued and
   outstanding.......................................    27,116       25,980
  Notes receivable for common stock..................       (94)         (94)
  Retained earnings (accumulated deficit)............    (5,014)       2,006
  Cumulative translation adjustment..................        50          --
                                                        -------      -------
    Total Shareholders' Equity.......................    22,058       27,892
                                                        -------      -------
    Total Liabilities and Shareholders' Equity.......   $27,653      $32,243
                                                        =======      =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                       YEAR ENDED
                                            ---------------------------------
                                                            DECEMBER 31,
                                            DECEMBER 27, --------------------
                                                1997       1996       1995
                                            ------------ ---------  ---------
Net Sales..................................  $  20,253   $  31,699  $  24,586
Cost of Goods Sold.........................     15,971      20,843     17,165
                                             ---------   ---------  ---------
  Gross Profit.............................      4,282      10,856      7,421
Operating Expenses:
  Selling, marketing and customer service..      4,666       4,592      3,459
  Engineering, research and development....      1,662         769        787
  General and administrative...............      3,789       2,581      1,595
  Loss on write-down of fixed assets.......      1,568         --         --
                                             ---------   ---------  ---------
    Total Operating Expenses...............     11,685       7,942      5,841
                                             ---------   ---------  ---------
Operating Income (Loss)....................     (7,403)      2,914      1,580
Other Income (Expense):
  Interest expense (includes $0, $1 and $42
   for related parties)....................        (87)       (153)      (865)
  Other income.............................        341         666         34
                                             ---------   ---------  ---------
    Total Other Income (Expense)...........        254         513       (831)
                                             ---------   ---------  ---------
Income (Loss) Before Income Tax............     (7,149)      3,427        749
Income Tax Benefit (Expense)...............        129      (1,280)      (264)
                                             ---------   ---------  ---------
Net Income (Loss)..........................  $  (7,020)  $   2,147  $     485
                                             =========   =========  =========
Net Income (Loss) Per Share:
  Basic....................................  $   (1.24)  $    0.38  $    0.15
                                             =========   =========  =========
  Diluted..................................  $   (1.24)  $    0.36  $    0.14
                                             =========   =========  =========
Weighted Average Number of Shares Used in
 Computing Per Share Amounts:
  Basic....................................  5,671,634   5,684,053  3,130,636
                                             =========   =========  =========
  Diluted..................................  5,671,634   5,929,674  3,822,569
                                             =========   =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            NOTES      RETAINED
                            COMMON STOCK                  RECEIVABLE   EARNINGS   CUMULATIVE
                          ------------------   WARRANTS   FOR COMMON (ACCUMULATED TRANSLATION
                           SHARES    AMOUNT   OUTSTANDING   STOCK      DEFICIT)   ADJUSTMENT   TOTAL
                          ---------  -------  ----------- ---------- ------------ ----------- -------
Balance, December 31,
 1994...................  2,901,103  $ 4,545     $ 56       $ --       $  (626)      $--      $ 3,975
 Sale of common stock
  for cash..............  1,919,500   18,517      --          --           --         --       18,517
 Debt conversion........    414,398    1,521      --          --           --         --        1,521
 Common stock options
  exercised.............    208,103      268      --          --           --         --          268
 Notes issued for stock
  options exercised.....        --       --       --         (110)         --         --         (110)
 Cash payments received
  on notes issued for
  stock options
  exercised.............        --       --       --           16          --         --           16
 Stock option
  compensation expense..        --        23      --          --           --         --           23
 Warrant activity.......     57,344      165      (56)        --           --         --          109
 Tax benefit for
  exercise of non-
  qualified stock
  options...............        --       346      --          --           --         --          346
 Net income.............        --       --       --          --           485        --          485
                          ---------  -------     ----       -----      -------       ----     -------
Balance, December 31,
 1995...................  5,500,448   25,385      --          (94)        (141)       --       25,150
 Common stock options
  exercised.............    114,953      318      --          --           --         --          318
 Repurchase of common
  stock.................    (92,500)    (657)     --          --           --         --         (657)
 Warrant activity.......    144,848      211      --          --           --         --          211
 Tax benefit for
  exercise of non-
  qualified stock
  options...............        --       723      --          --           --         --          723
 Net income.............        --       --       --          --         2,147        --        2,147
                          ---------  -------     ----       -----      -------       ----     -------
Balance, December 31,
 1996...................  5,667,749   25,980      --          (94)       2,006        --       27,892
 Stock issued for
  acquisition...........    584,240    1,680      --          --           --         --        1,680
 Common stock options
  exercised.............     12,250       40      --          --           --         --           40
 Repurchase of common
  stock.................    (92,583)    (596)     --          --           --         --         (596)
 Warrant activity.......      4,900       12      --          --           --         --           12
 Net loss...............        --       --       --          --        (7,020)       --       (7,020)
 Translation adjustment.        --       --       --          --           --          50          50
                          ---------  -------     ----       -----      -------       ----     -------
Balance, December 27,
 1997...................  6,176,556  $27,116     $--        $ (94)     $(5,014)      $ 50     $22,058
                          =========  =======     ====       =====      =======       ====     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED
                                                     -------------------------
                                                      DEC.       DEC. 31,
                                                       27,    ----------------
                                                      1997     1996     1995
                                                     -------  -------  -------
Cash Flows From Operating Activities:
  Net income (loss)................................. $(7,020) $ 2,147  $   485
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Depreciation and amortization...................   1,593    1,205      892
    Loss on write-down of fixed assets..............   1,568      --       --
    Deferred income taxes...........................     146       67      (82)
    Effect on income tax from excercise of stock
     options........................................     --       723      346
    Other...........................................      28       26       27
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable....   5,155   (2,850)  (2,928)
      (Increase) decrease in inventories............     732   (1,786)  (1,212)
      (Increase) decrease in prepaid expenses.......      18     (284)     (74)
      Increase in refundable income taxes...........    (285)     --       --
      Increase in other assets......................    (252)     --        (7)
      Decrease in accounts payable..................  (1,486)    (305)    (179)
      Increase (decrease) in accrued liabilities....    (408)   1,045      111
                                                     -------  -------  -------
    Net Cash Used In Operating Activities...........    (211)     (12)  (2,621)
Cash Flows From Investing Activities:
  Proceeds from sale of short term investments......   3,700      --       --
  Purchase of short term investments................     --    (3,700)     --
  Acquisition of Westbeach, net of cash acquired....  (2,554)     --       --
  Acquisition of property and equipment.............  (2,975)  (3,481)  (1,228)
  Proceeds from sale of equipment...................     --         3       40
                                                     -------  -------  -------
    Net Cash Used In Investing Activities...........  (1,829)  (7,178)  (1,188)
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock............      52      529   18,759
  Payments for repurchase of common stock...........    (596)    (657)     --
  Proceeds from subordinated debentures.............     --       --     1,496
  Proceeds from issuance of long-term liabilities...     --       --       800
  Proceeds from payment of note receivable for
   stock............................................     --       --        16
  Principal payments on long-term liabilities.......    (275)  (2,646)  (1,536)
  Principal payments on debt assumed from Westbeach.  (3,271)     --       --
  Line of credit borrowings (payments), net.........   1,923      --    (1,209)
                                                     -------  -------  -------
    Net Cash Provided By (Used In) Financing
     Activities.....................................  (2,167)  (2,774)  18,326
                                                     -------  -------  -------
Net Increase (Decrease) In Cash and Cash
 Equivalents........................................  (4,207)  (9,964)  14,517
Cash and Cash Equivalents at Beginning Of Year......   5,062   15,026      509
                                                     -------  -------  -------
Cash and Cash Equivalents at End Of Year............ $   855  $ 5,062  $15,026
                                                     =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND CURRENT EVENTS

 Description of Business

  Morrow Snowboards, Inc. and subsidiaries (the "Company"), headquartered in Salem, Oregon, was organized in October 1989 to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States and to international distributors in several foreign countries. On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd., a manufacturer, wholesaler and retailer of snowboarding apparel and casual clothing. Westbeach has three subsidiaries, an Austrian organization whose principal activity consists of a European sales warehousing operation, a United Kingdom organization consisting of European sales and a Washington State corporation whose principal activity is U.S. wholesale and retail sales.

  The consolidated financial statements include the wholly-owned subsidiaries, Morrow Westbeach Canada ULC, a Canadian corporation and Morrow International, Inc., a Guam foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

  The Company operates in a relatively new and rapidly growing segment of the sporting goods industry which is highly seasonal. Further, the Company has undergone significant expansion since its inception in 1989, related to its manufacturing, marketing and sales activities. These and other factors present certain risks to the future operations of the Company.

 Current Events

  In 1997 the Company experienced a significant reduction in net sales due to soft market conditions and oversupply of snowboards which, among other factors, resulted in a significant loss. In addition, the Company evaluated its equipment used in the manufacture of snowboards, boots and bindings in light of current and future usage and expected market demand and provided a write-down in the 1997 statement of operations of $1,568,000 to reflect the equipment at net realizable value.

  As a result of the 1997 loss, the Company is in default of the minimum net worth covenant under the Company's line of credit agreement. The lender has declared the loan in default but has agreed to forbear its rights and remedies under the line of credit agreement until April 10, 1998. The Company's operations are very seasonal with the majority of the revenue recorded in the third and fourth quarters. Accordingly, the Company has a liquidity problem. The Company is continuing to work with its lender to address the lender's concerns, including the adequacy of the Company's working capital during the forbearance period granted by the lender regarding such default. After reviewing its working capital needs, the Company expects to need additional working capital for 1998. The Company is working on limiting the amount of working capital needed and pursuing alternatives to raise that capital without issuing additional equity.

  The above matters raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. WESTBEACH ACQUISITION

  On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd. (Westbeach) in exchange for 584,240 newly-issued shares of the Company's common stock valued at $1,680,000, cash of approximately $2,251,000 and fees and expenses of $425,000. Subsequent to the acquisition, Westbeach was merged into Morrow Westbeach Canada ULC, a wholly

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES owned subsidiary of the Company. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value (which approximated historical carrying value) of the net assets acquired allocated to goodwill. The operations of Westbeach have been included in the accompanying financial statements since the date of acquisition.

  Summarized unaudited pro forma results of operations, assuming the Westbeach acquisition took place on January 1 of each year, are as follows:

                                                              YEAR ENDED
                                                       -------------------------
                                                       DECEMBER 27, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
   Net Sales..........................................   $27,890      $40,600
   Net income (loss)..................................    (7,703)       1,941
   Earnings (loss) per share
     Basic............................................     (1.27)         .31
     Diluted..........................................     (1.27)         .30

3. SIGNIFICANT ACCOUNTING POLICIES

 Fiscal Year

  Effective January 1, 1997, the Company changed its year end from a calendar year ended December 31st to a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the 1997 fiscal year ended on December 27th, whereas the prior year fiscal year ended on December 31st.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with a maturity of three months or less.

 Financial Instruments

  A financial instrument is cash or a contract that imposes or conveys, a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of December 27, 1997.

 Inventories

  Inventories are stated at the lower of cost or market using standard costs which approximate the first-in, first-out (FIFO) method. Costs for inventory valuation include labor, materials and manufacturing overhead. Retail inventories are stated at average cost.

 Depreciation and Amortization

  Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 35 years). Amortization of leasehold improvements and equipment under capital lease is provided using the straight-line method over the expected useful lives of the assets or the initial term of the lease (including periods related to renewal options which are expected to be exercised), whichever is shorter. Amortization is included in depreciation expense.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

 Goodwill and Other Long Lived Assets

  Goodwill resulting from the Westbeach acquisition is being amortized over 15 years using the straight-line method and is net of amortization of $34,000 at December 27, 1997. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on undiscounted projected earnings. If the valuation indicates that undiscounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded.

 Deferred Loan Costs

  Deferred loan costs included in other assets are amortized over the life of the related debt on a straight-line basis, which does not differ materially from the effective rate method.

 Warranty Costs

  The Company offers a one-year warranty on its products. The Company provides for anticipated warranty expense related to products sold.

 Advertising and Promotion Costs

  Advertising and promotion costs are expensed as incurred and included in selling, marketing and customer service expenses. Advertising and promotion expenses totaled $1,440,000, $1,284,000, and $1,067,000, in 1997, 1996 and
1995 respectively.

 Revenue Recognition

  The Company recognizes revenue from the sale of its products when the products are shipped to customers.

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

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

 Net Income Per Share

  Effective December 27, 1997, the Company adopted SFAS 128, "Earnings Per Share". SFAS 128 prescribes new calculations for Basic and Diluted Earning Per Share (EPS), which replaces the former calculations for Primary and Fully Diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average shares outstanding; no dilution for any potentially dilutive securities is included. Diluted EPS is calculated differently than the Fully Diluted EPS calculation under the old rules. When applying the treasury stock method for Diluted EPS to compute dilution for options, SFAS 128 requires use of the average share price for the period, rather than the greater of the average share price or end-of-period share price. Prior period EPS data has been restated. EPS is computed as follows:

                                                         YEAR ENDED
                                             ----------------------------------
                                                              DECEMBER 31,
                                             DECEMBER 27, ---------------------
                                                 1997        1996       1995
                                             ------------ ---------- ----------
Earnings:
Net income (loss) for Basic EPS.............  $  (7,020)  $    2,147 $      485
Add interest on convertible debentures......        --           --          59
                                              ---------   ---------- ----------
Net income (loss) for Diluted EPS...........  $  (7,020)  $    2,147 $      544
                                              =========   ========== ==========
Shares:
Weighted average shares outstanding for
 Basic EPS..................................  5,671,634    5,684,053  3,130,636
Stock option and convertible debenture
 dilution(1)................................        --       245,621    691,933
                                              ---------   ---------- ----------
Weighted average shares for Diluted EPS.....  5,671,634    5,929,674  3,822,569
                                              =========   ========== ==========
  Basic EPS.................................  $   (1.24)  $      .38 $      .15
                                              =========   ========== ==========
  Diluted EPS...............................  $   (1.24)  $      .36 $      .14
                                              =========   ========== ==========

--------
(1) The effect of potential common securities are excluded from the dilutive calculation in 1997 as their effect would be antidilutive.

 Foreign Currency Translation

  The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates for the period for revenues and expenses. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the Cumulative Translations Adjustment in the Consolidated Statements of Shareholders' Equity.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

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

4. INVENTORIES

  Inventories consisted of the following:

                                                       DECEMBER 27, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                                                            (IN THOUSANDS)
   Finished goods.....................................   $ 2,836      $ 2,115
   Retail goods.......................................       818          --
   Work-in-process....................................       413          197
   Raw materials......................................     2,394        2,357
                                                         -------      -------
                                                           6,461        4,669
   Less reserve for obsolete inventory................      (535)        (136)
                                                         -------      -------
     Total inventories, net...........................   $ 5,926      $ 4,533
                                                         =======      =======

5.  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following:

                                                       DECEMBER 27, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                                                            (IN THOUSANDS)
   Land...............................................   $   500      $   500
   Building and improvements..........................     3,060        2,480
   Equipment, fixtures and other......................     9,420        7,443
   Equipment and fixtures under construction..........       856        1,513
                                                         -------      -------
                                                          13,836       11,936
   Less accumulated depreciation, amortization and
    reserve for write-down............................    (4,289)      (2,753)
                                                         -------      -------
     Property, plant and equipment, net...............   $ 9,547      $ 9,183
                                                         =======      =======

  Included in equipment and fixtures was $902,000 and $1,055,000 of equipment under capital lease as of December 27, 1997 and December 31, 1996, respectively. In July, 1994, the Company entered into a long-term agreement to lease its manufacturing and administrative facility in Salem, OR. The agreement provided the Company an option to purchase the facility at a fixed cost. In March, 1996, the Company exercised its option to purchase the land and building at a price of $2,449,000.

  As more fully discussed in Note 1, the Company performed an evaluation of its machinery and equipment and as a result, has recognized in 1997 a write-down of its fixed assets of $1,568,000.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

6. ACCRUED LIABILITIES

  Accrued liabilities consisted of the following:

                                                       DECEMBER 27, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                                                            (IN THOUSANDS)
   Accrued commissions................................    $  275       $  700
   Accrued payroll and related liabilities............       508          475
   Accrued inventory purchases........................       154          --
   Accrued warranty...................................       260          300
   Accrued income taxes...............................        55          460
   Other..............................................       349           74
                                                          ------       ------
     Total Accrued Liabilities........................    $1,601       $2,009
                                                          ======       ======

7. LINES OF CREDIT

  Lines of credit consisted of the following:

                                                      DECEMBER 27, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
                                                           (IN THOUSANDS)
Operating line of credit with Bank of America Oregon
 of $5,000,000 for the periods between August 1
 through March 31 of each calendar year, increasing
 to $7,500,000 for the periods April 1 through July
 31 of each calendar year, collateralized by
 personal property of the Company. Monthly interest
 payments were made at the bank's reference rate
 (8.5% at October 31, 1997). The agreement expired
 on October 31, 1997................................     $  --        $  --
                                                         ------       -----
Operating line of credit with LaSalle Business
 Credit, Inc. of $7,000,000 for the period between
 October 15 through February 28 of each calendar
 year, increasing to $14,000,000 for the periods
 March 1 through October 14 of each calendar year,
 collateralized by accounts receivable, inventory,
 personal property, investment property, intangibles
 and all deposit accounts. Monthly interest payments
 are made at 0.25% above the prime rate. The
 agreement expires on November 20, 2000.............      1,923          --
                                                         ======       =====
                                                         $1,923       $  --
                                                         ======       =====

  The LaSalle operating line of credit above contains a facility for commercial letters of credit. An unused line fee, payable annually, is equal to 0.25% on the daily average amount the outstanding Revolving Loan and Letter of Credit obligations is less than the Revolver Maximum Amount. The Company has the option under the loan agreement to enter into a Term Loan provided certain conditions are met. The credit agreement with the Bank contains various covenants which require the Company, among other things, to meet certain objectives with respect to tangible net equity and capital expenditure limits, and beginning in 1998 the ratio of EBITDA to interest expense and the ratio of debt service coverage. At December 27, 1997, the Company was in default of the tangible net equity covenant contained in the credit agreement. The Bank is not waiving this default but will forbear in the exercise of its rights and remedies until April 10, 1998. Until that time the Company will pay a default interest rate of 2.25% over the prime rate as required by the loan agreement. During this time the Company will seek to obtain additional capital and work on limiting the amount of working capital needed. However, if not obtained and the Company is unsuccessful in addressing the lender's concerns during this forbearance period, this default could have a material adverse impact on the Company's operations.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

8. CAPITAL LEASE OBLIGATIONS

  Capital lease obligations consisted of the following:

                                                        DECEMBER 27, DECEMBER 31,
                                                            1997         1996
                                                        ------------ ------------
                                                             (IN THOUSANDS)
   Lease of certain equipment with lease terms ranging
    from 24 to 60 months, monthly payments totaling
    $19,000 secured by the equipment under lease, with
    certain leases guaranteed by a shareholder........      $393         $486
                                                            ----         ----
   Total capital lease obligations....................       393          486
   Less current portion...............................       139          228
                                                            ----         ----
     Total capital lease obligations, net of current
      portion.........................................      $254         $258
                                                            ====         ====

  Minimum annual lease payments for the 12-month periods ending December are as follows (in thousands):

       1998................................................................ $175
       1999................................................................  144
       2000................................................................   89
       2001................................................................   36
       2002................................................................   36
                                                                            ----
       Net minimum lease payments for capital leases.......................  480
       Less amount representing interest...................................  (87)
                                                                            ----
         Present value of net minimum lease payments for capital leases.... $393
                                                                            ====

9. COMMITMENTS AND CONTINGENCIES

  The Company currently leases five locations to house its distribution operations, its retail operations and its graphics department.

  Minimum annual real property lease obligations for the 12 month period ending December are as follows (in thousands):

     1998................................................................. $136
     1999.................................................................   64
     2000.................................................................   64
     2001.................................................................   57
     2002.................................................................   60
                                                                           ----
     Minimum lease payments for real property leases...................... $381
                                                                           ====

  From time to time the Company is involved in litigation arising out of the normal course of its business. In the opinion of management, the disposition of all claims or litigation currently pending will not have a material effect on the Company's financial position, results of operations or liquidity.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

10. SHAREHOLDERS' EQUITY

 Stock Option Plans

  In September 1990, the Company adopted a stock option plan (the "Plan") for selected executives, employees and directors which reserved 490,000 shares of common stock for issuance under the Plan. In January 1995, the Plan was amended to increase the number of shares of common stock under the Plan to 857,500. In July 1995, the Plan was further amended to increase the number of shares of common stock under the Plan to 1,102,500. In February, 1997 a new stock option plan was adopted with the number of shares subject to all plans unchanged.

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

                                                           WEIGHTED
                                                  NUMBER   AVERAGE
                                                    OF     EXERCISE  AGGREGATE
                                                  SHARES    PRICE      PRICE
                                                 --------  -------- -----------
Options outstanding at December 31, 1994........  465,498   $ 1.97  $   915,000
  Granted.......................................  316,050     4.12    1,302,000
  Lapsed........................................   (6,863)    2.62      (18,000)
  Exercised..................................... (208,103)    1.29     (268,000)
                                                 --------   ------  -----------
Options outstanding at December 31, 1995........  566,582     3.41    1,931,000
  Granted.......................................  131,200    11.27    1,478,000
  Lapsed........................................  (17,105)    5.39      (92,000)
  Exercised..................................... (114,953)    2.77     (318,000)
                                                 --------   ------  -----------
Options outstanding at December 31, 1996........  565,724     5.30    2,999,000
  Granted.......................................   83,750     3.90      326,000
  Re-Issued.....................................   90,500     9.20      833,000
  Lapsed/Canceled............................... (183,300)    8.57   (1,570,000)
  Exercised.....................................  (12,250)    3.27      (40,000)
                                                 --------   ------  -----------
Options outstanding at December 27, 1997........  544,424   $ 4.68  $ 2,548,000
                                                 ========   ======  ===========

  In accordance with the terms of option agreements, in August 1995, certain employees exercised their stock options in exchange for notes receivable. The notes bear interest at 10 percent per annum and were due and payable August 1, 1997; however, these notes have been extended to August 1, 1998. The notes receivable, net of any payments received, have been reflected in shareholders' equity in the accompanying consolidated financial statements.

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

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

Grants are made at the fair market value of the common stock on the date of grant and are fully vested after six months.

 Statement of Financial Accounting Standards No. 123

  During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for employee stock options and similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

  The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997, 1996 and 1995 using the Black-Scholes options pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants for the years ended:

                                                                 DECEMBER 31,
                                                     DECEMBER 27 --------------
                                                        1997      1996    1995
                                                     ----------- ------  ------
     Risk-free interest rate........................     6.0%       6.5%   7.1%
     Expected dividend yield........................     0.0%       0.0%   0.0%
     Expected lives (Years).........................     6.0        6.0    5.3
     Expected volatility............................    64.3%      57.1%   0.0%

  Using the Black-Scholes methodology, the total value of options granted during 1997, 1996 and 1995 was $ 752,000, $918,000 and $403,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 1997, 1996 and 1995 was $4.32 per share, $6.99 per share and $1.27 per share, respectively.

  If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income (loss) and net income
(loss) per share would approximate the pro forma disclosures below, for the years ended December 27, 1997, and December 31, 1996 and 1995 (in thousands except per share data):

                                    1997              1996            1995
                              -----------------  --------------- --------------
                                 AS       PRO       AS     PRO      AS     PRO
                              REPORTED   FORMA   REPORTED FORMA  REPORTED FORMA
                              --------  -------  -------- ------ -------- -----
Net income (loss)............ $(7,020)  $(7,366)  $2,147  $1,901   $485   $419
Net income (loss) per share:
  Basic...................... $ (1.24)  $ (1.35)  $  .38  $  .34   $.15   $.14
  Diluted.................... $ (1.24)  $ (1.35)  $  .36  $  .33   $.14   $.11

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at December 27, 1997:

                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                  ------------------------------------ ------------------------
                                   WEIGHTED   WEIGHTED                 WEIGHTED
                                    AVERAGE   AVERAGE     NUMBER OF    AVERAGE
                      NUMBER       REMAINING  EXERCISE     SHARES      EXERCISE
    RANGE OF        OUTSTANDING   CONTRACTUAL  PRICE     EXERCISABLE    PRICE
 EXERCISE PRICES  AT DECEMBER 27,    LIFE       PER    AT DECEMBER 27,   PER
    PER SHARE          1997         (YEARS)    SHARE        1997        SHARE
 ---------------  --------------- ----------- -------- --------------- --------
$ 1.63-$ 4.50....     420,474         4.4      $ 3.45      296,877      $ 3.36
$ 5.31-$ 8.50....      61,250         8.6      $ 7.17       49,250      $ 7.25
$10.62-$11.50....      62,700         8.5      $10.45       14,700      $10.77

  Total options exercisable at December 27, 1997, December 31, 1996 and 1995 were 360,827, 106,934 and 7,252, respectively, at a weighted average exercise price of $4.19 per share, $4.19 per share and $1.84 per share, respectively.

 Stock Warrants

  The Company, from time to time, has issued stock warrants as payment for fees, interest and services rendered. At December 27, 1997, December 31, 1996 and 1995, the Company had outstanding warrants to purchase 58,801, 63,701 and 208,549 shares of common stock, respectively. The warrants are exercisable at weighted average exercise prices per share of $2.45, $2.45, and $1.76 respectively. Warrants are valued at the excess of the fair value of the common stock over the exercise price at the date of the grant. Any excess of the fair value over the grant price of the common stock at the date of grant is recognized as a capital contribution to warrants outstanding and corresponding expense. During 1997, 1996 and 1995, warrants to purchase 4,900, 144,848 and 57,344 shares of common stock were exercised at weighted average exercise prices of $2.45, $1.46 and $2.88 per share, respectively. During 1997, 1996 and 1995, no warrants were granted. No warrants lapsed during 1997 or 1996. During 1995, 25,726 warrants lapsed at a weighted average exercise price of $2.45.

 Initial Public Offering

  In December 1995, the Company completed an initial public offering of 1,919,500 shares of Common Stock at $11.00 per share. The net proceeds were $18,517,000.

 Cancellation and Reissuance of Stock Options

  In February 1997, the Company canceled and reissued certain options granted to employees during 1996 under the 1990 Stock Option Plan as amended. The options canceled were for 90,500 shares of common stock at a weighted average exercise price of $11.41 per share. The option price for the reissued options were at or above market value of the stock at the date the options were issued, therefore no compensation expense was recognized.

 Repurchase of Common Stock

  On December 18, 1996, the Board of Directors passed a resolution to repurchase and retire up to 300,000 shares of the Company's outstanding common stock. During 1997 and 1996, 92,583 and 92,500 shares of common stock, respectively, had been repurchased and retired.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

11. RELATED PARTY TRANSACTIONS

  During 1995, related party notes for $94,000 bearing interest at 10 percent per annum were issued in exchange for employee stock options.

  During 1996 and 1995, the Company paid a guarantee fee of $1,000, and $42,000, respectively, to shareholders of the Company for personal guarantees of certain Company obligations. The guarantee fees are recorded as interest expense in the accompanying consolidated statements of income.

  During 1997 and 1996, the Company purchased certain manufacturing tooling and supplies from a company owned by shareholders of the Company. The Company recorded $105,000 and $4,000 of manufacturing expenses and capitalized $448,000 and $63,000 for tooling related to these transactions respectively.

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

                                 DECEMBER 27, DECEMBER 31,
                                     1997         1996
                                 ------------ ------------
                                      (IN THOUSANDS)
   Deferred Tax Assets:
     Accrued expenses and
      reserves.................    $   715       $ 341
     Net operating loss and tax
      credit carryforwards.....      3,092         309
                                   -------       -----
       Gross deferred tax
        assets.................      3,807         650
       Less valuation
        allowance..............     (2,988)        --
                                   -------       -----
       Net deferred tax asset..        819         650
   Deferred Tax Liabilities:
       Depreciation and
        amortization...........       (849)       (504)
                                   -------       -----
   Net deferred tax assets
    (liability)................    $   (30)      $ 146
                                   =======       =====

  At December 27, 1997, and December 31, 1996, the Company has an estimated federal net operating loss carryforward of $7,928,000 and $321,000, respectively, expiring through 2012. For the year ended December 27, 1997, the Company increased its valuation allowance $2,988,000.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

  The components of income tax (benefit) expense are as follows:

                                                              YEAR ENDED
                                                       ------------------------
                                                                     DECEMBER
                                                                        31,
                                                       DECEMBER 27, -----------
                                                           1997      1996  1995
                                                       ------------ ------ ----
                                                            (IN THOUSANDS)
   (Benefit) expense for income taxes:
     Current:
       Federal........................................   $  (275)   $1,034 $288
       State..........................................       --        179   58
                                                         -------    ------ ----
       Total..........................................      (275)    1,213  346
     Deferred.........................................    (2,842)       67  (82)
     Valuation allowance..............................     2,988       --   --
                                                         -------    ------ ----
       Total (benefit) expense for income taxes.......   $  (129)   $1,280 $264
                                                         =======    ====== ====

  Taxes related to foreign subsidiaries were immaterial for the year ended December 27, 1997.

  A reconciliation of the income tax expense at the federal statutory income tax rate to the income tax (benefit) expense as reported is as follows:

                                                            YEAR ENDED
                                                    ---------------------------
                                                                 DECEMBER 31,
                                                    DECEMBER 27, --------------
                                                        1997      1996    1995
                                                    ------------ ------  ------
   Expense computed at statutory rates.............     34.0 %     34.0%   34.0%
   State taxes, net of federal benefit.............      4.4        4.4     4.4
   Change in valuation allowance...................    (41.8)       --      --
   Other...........................................      1.6       (1.0)   (3.2)
                                                       -----     ------  ------
   Income tax rate (benefit) expense as reported...     (1.8)%     37.4%   35.2%
                                                       =====     ======  ======

13. CASH FLOW ACTIVITIES

  The following are supplemental disclosures to the statement of cash flows:

                                                              YEAR ENDED
                                                       ------------------------
                                                                     DECEMBER
                                                                        31,
                                                       DECEMBER 27, -----------
                                                           1997     1996  1995
                                                       ------------ ---- ------
                                                            (IN THOUSANDS)
   Supplemental Disclosure:
     Cash paid for interest...........................     $ 80     $154 $  878
     Cash paid for income taxes.......................      --        22     13
   Noncash Transactions:
     Assets acquired under capital lease..............      182      --     513
     Conversion of debt to common stock...............      --       --   1,521
     Stock option and warrant activity................      --       --     191
     Tax benefit on exercise of non-qualified stock
      options.........................................      --       723    346

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

  The Company purchased all of the outstanding securities of Westbeach Snowboard Canada Ltd. for cash and common stock of $4,356,000. In conjunction with the acquisition, liabilities were assumed as follows (dollars in thousands):

   Fair value of assets acquired, including goodwill................... $ 9,241
   Cash paid for the securities, including expenses....................  (2,676)
   Common stock issued for the securities..............................  (1,680)
   Cash received from Westbeach........................................    (122)
                                                                        -------
     Liabilities assumed............................................... $ 4,763
                                                                        =======

14. CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC DATA

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, short term investments and trade receivables. The Company places its temporary cash investments and short term investments with high quality financial institutions.

  The Company sells to customers located predominantly throughout the United States, Japan, Canada and Europe. The concentrations of credit risk with respect to trade receivables are, in management's opinion, considered not significant due to the Company's ongoing performance of credit evaluations of its customers' financial condition and the fact that a significant portion of export sales are made on a letter-of-credit basis. The Company generally does not require collateral from its domestic branded-label customers. The Company maintains policies and procedures to consistently monitor the reserves for potential credit losses. In 1997, due to adverse market conditions, the Company recognized additional reserves on certain outstanding accounts receivable balances. Such reserves are reflected in Accounts Receivable in the Consolidated Balance Sheets. Total bad debt expense for 1997, 1996 and 1995 of $960,000, $110,000 and $123,000, respectively, are included in the General and Administrative section of the Consolidated Statements of Operations. In 1997, 1996 and 1995, one customer accounted for 28%, 21% and 19% of net sales, respectively.

  Export sales are made primarily to customers in Japan and Europe. Net sales by the Company to international customers were:

                                                             YEAR ENDED
                                                     ---------------------------
                                                                   DECEMBER 31,
                                                     DECEMBER 27, --------------
                                                         1997      1996    1995
                                                     ------------ ------- ------
                                                           (IN THOUSANDS)
   Japan............................................    $5,738    $ 6,551 $4,793
   Europe and other.................................     1,749      5,338  3,167
                                                        ------    ------- ------
                                                        $7,487    $11,889 $7,960
                                                        ======    ======= ======

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

15. EMPLOYEE SAVINGS PLAN

  The company created an Employee savings plan on July 1, 1996, under the provisions of Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. The Company's matching contributions take two forms; a basic matching contribution of 30 percent of employee contributions, and a discretionary supplemental matching contribution based upon parameters set by management on an annual basis. The basic matching contribution is allocable each month to participants who have made contributions for that month, and who remain employed as of the end of that month. Supplemental matching contributions are allocable to participants who are actually employed by the Company as of the last day of the plan year. Participants are fully vested in their 401 (k) contributions and basic matching contribution accounts. Supplemental matching contributions are subject to a three year (one-third per year) vesting schedule. Company matching contributions expensed in 1997 and 1996 were $36,000 and $26,000, respectively.

16. QUARTERLY INFORMATION (UNAUDITED)

  The following is a summary of operating results by quarter for the years ended December 27, 1997 and December 31, 1996:

                                            1997 QUARTER ENDED
                             -------------------------------------------------
                             MARCH 29, JUNE 28, SEPTEMBER 27, DECEMBER 27, (1)
                             --------- -------- ------------- ----------------
                                     (IN THOUSANDS, EXCEPT SHARE DATA)
   Net sales................  $   689   $2,149     $10,173        $ 7,242
   Gross profit (loss)......     (105)     712       3,088            587
   Net income (loss)........   (1,238)    (830)        450         (5,402)
   Net income (loss) per
    share(2)
     Basic..................    (0.22)   (0.15)       0.08          (0.92)
     Diluted................    (0.22)   (0.15)       0.08          (0.92)
                                            1996 QUARTER ENDED
                             -------------------------------------------------
                             MARCH 31, JUNE 30, SEPTEMBER 30,   DECEMBER 31,
                             --------- -------- ------------- ----------------
                                     (IN THOUSANDS, EXCEPT SHARE DATA)
   Net sales................  $   647   $2,038     $19,667        $ 9,347
   Gross profit.............       99      651       7,706          2,400
   Net income (loss)........     (897)    (474)      3,069            449
   Net income (loss) per
    share(2)
     Basic..................    (0.16)   (0.08)       0.54           0.08
     Diluted................    (0.16)   (0.08)       0.51           0.07

--------
(1) In the fourth quarter of 1997 the Company recorded significant changes in estimates for a write-down of fixed assets of $1,568,000, increases in the allowance for doubtful accounts and direct write-offs of accounts receivable of $524,000, an increase in the reserve for inventory obsolescence of $638,000, and increases in the deferred tax valuation allowance of $770,000.

(2) Earnings per share has been restated to conform to the presentation required by SFAS 128, "Earnings Per Share".

                                                                     SCHEDULE II

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                      CHARGED
                           BALANCE AT TO COSTS CHARGED                BALANCE
                           BEGINNING    AND    TO OTHER               AT END
DESCRIPTION                OF PERIOD  EXPENSES ACCOUNTS DEDUCTIONS   OF PERIOD
-----------                ---------- -------- -------- ----------   ---------
DECEMBER 31, 1995
Reserves deducted from
 asset accounts:
  Allowance for doubtful
   accounts...............    $ 30      $123     $ --     $(103)(a)    $ 50
  Obsolete inventory
   reserve................      16       168       --      (118)(a)      66
DECEMBER 31, 1996
Reserves deducted from
 asset accounts:
  Allowance for doubtful
   accounts...............      50       110       --       (26)(a)     134
  Obsolete inventory
   reserve................      66       221       --      (151)(a)     136
DECEMBER 27, 1997
Reserves deducted from
 asset accounts:
  Allowance for doubtful
   accounts...............     134       960       --      (435)(a)     659
  Obsolete inventory
   reserve................     136       888       --      (489)(a)     535

--------
(a)Balances written-off, net of recoveries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

  The information required by this item is incorporated by reference to information in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 27, 1997.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to information in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 27, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to information in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 27, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to information in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 27, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

  1. Financial Statements (see Item 8.)

    .  Report of Independent Public Accountants

    .  Consolidated Balance Sheets--December 27, 1997 and December 31, 1996

    . Consolidated Statements of Operations--Years Ended December 27, 1997 and December 31, 1996 and 1995

    . Consolidated Statements of Shareholders' Equity--Years Ended December 27, 1997 and December 31, 1996 and 1995

    . Consolidated Statements of Cash Flows--Years Ended December 27, 1997 and December 31, 1996 and 1995

    .  Notes to Consolidated Financial Statements

  2. Financial Statement Schedules

    . Schedule II--Valuation and Qualifying accounts (accounts not required or not material have been omitted)

  3. Exhibits

    See Exhibit Index.

  (b) Reports on Form 8-K

  The following reports on Form 8-K were filed during the quarter ended December 27, 1997:

    . A Current Report on Form 8-K dated October 31, 1997 was filed on November 17, 1997 to report the acquisition of Westbeach Snowboard Canada Ltd.

    . A Current Report on Form 8-K dated November 11, 1997 was filed on November 26, 1997 to report entering into the revolving credit facility with LaSalle Business Credit, Inc. and the final closing of the Westbeach acquisition.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on March 27, 1998.

                                       MORROW SNOWBOARDS, INC.

                                                 /s/ David E. Calapp
                                       By: ___________________________________
                                                     David E. Calapp
                                           Chief Executive Officer/Chairman of
                                                        the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 27, 1998.



          /s/ David E. Calapp              Chief Executive Officer/Chairman of
 ________________________________________   the Board (principal executive
              David E. Calapp               officer)

          /s/ P. Blair Mullin              Chief Financial Officer (principal
 ________________________________________   financial officer and principal
              P. Blair Mullin               accounting officer)


         /s/ Ray E. Morrow Jr.             Chairman Emeritus
 ________________________________________
             Ray E. Morrow Jr.

          /s/ Gregory M. Eide              Director
 ________________________________________
              Gregory M. Eide

          /s/ Erik J. Krieger              Director
 ________________________________________
              Eric J. Krieger

         /s/ James V. Zaccaro              Director
 ________________________________________
             James V. Zaccaro

        /s/ Maurice C. Bickert             Director
 ________________________________________
            Maurice C. Bickert

         /s/ Victor G. Petroff             Director
 ________________________________________
             Victor G. Petroff

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
  3.1    Amended and Restated Articles of Incorporation (Note 1)
  3.2    Amended and Restated Bylaws (Note 1)
  4      Registration Rights Agreement dated April 20, 1994 among the
          Registrant and the investors named therein (Note 1)
  4.2    Securities Purchase Agreement dated October 31, 1997 among the
          Registrant, Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard
          Canada Ltd. and the security holders of Westbeach Snowboard Canada
          Ltd. listed therein (Note 4)
 10.1    Lease and Option Agreement among PR Investors Limited Liability
          Company, the Registrant, Ray E. Morrow, Jr. and Sharon Morrow dated
          July 25, 1994, as amended by Amendment to Lease and Option Agreement dated August 1, 1995 (Note 1)
 10.2    Forms of Warrant (Note 1)
 10.3    Employment Agreement between Ray E. Morrow, Jr. and the Registrant dated April 20, 1994, as amended (Notes 1 & 2)
 10.4    Noncompete Agreement between Ray E. Morrow, Jr. and Nicollett Limited
          Partners Partnership dated April 20, 1994 (Note 1)
 10.5    Assignment Agreement by and among the Registrant, Nicollett Limited
          Partners, James V. Zaccaro, Gregory M. Eide, Dennis R. Shelton and
          Erik J. Krieger dated December 19, 1995 (Note 3)
 10.6    1990 Amended and Restated Stock Option Plan (Notes 1 & 2)
 10.7    Form of Nonqualified Stock Option Agreement (Notes 1 & 2)
 10.8    Form of Incentive Stock Option Agreement (Notes 1 & 2)
 10.9    Manufacturing Agreement between the Registrant and Plasticos Duramas,
          S.A., dated July 20, 1995 (Note 1)
 10.10   Form of Sales Representative Agreement (Note 1)
 10.11   Letter Agreements between the Registrant and Pacific Crest Securities
          Inc. dated February 22, 1994, January 27, 1995, August 4, 1995 and
          October 4, 1995 (Note 1)
 10.12   Form of Indemnification Agreement (Notes 1 & 2)
 10.13   Stock Option Plan for Non-Employee Directors (Notes 1 & 2)
 10.14   Purchase and Sales Agreement dated February 29, 1996 (Note 3)
 10.15   Securities Purchase Agreement dated October 31, 1997 among the
          Registrant Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard
          Canada Ltd. and the Security holders of Westbeach Snowboard Canada
          Ltd. listed therein (Note 4)
 10.16   Loan and Security Agreement dated as of November 10, 1997 between the
          Registrant, as Borrower, and LaSalle Business Credit, Inc. as Lender
          (Note 5)
 10.17   Apparel Design and Manufacturing Agreement dated December 31, 1996 between the Registrant and Marmot Mountain Ltd. (Note 5)
 10.18   "Terms of Instrument--Part 2", a lease agreement dated April 1, 1994, as amended by "Terms of Instrument--Part 2", Modification Agreement,
          dated October 17, 1997 between Westbeach Snowboard Canada Ltd. (now
          Morrow Westbeach Canada ULC) and Western IMMO Holdings Inc.
 10.19   International Distribution Agreement dated as of January 1, 1998, between the Registrant and K.K. Morrow Japan
 11      Computation of Income Per Share
 21      Subsidiaries of the Registrant
 23      Consent of Independent public accountants
 27      Financial Data Schedule

--------
(1) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 33-97800).

(2) Management contract or compensatory plan or arrangement.

(3) Incorporated herein by reference from the Company's 1995 Annual Report on Form 10-K (File No. 0-27002).

(4) Incorporated by reference from the Company's Current Report on Form 8-K dated October 31, 1997 (File No. 0-27002).

(5) Incorporated by reference from the Company's Current Report on Form 8-K dated November 11, 1997 (File No. 0-27002).