Form 10-Q
period 1998-03-28
MORROW SNOWBOARDS INC
filed 1998-05-12
CIK 866415

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

                         COMMISSION FILE NUMBER 0-27002
                       ----------------------------------

                            MORROW SNOWBOARDS, INC.
             (Exact name of Registrant as specified in its charter)

                 OREGON                                 93-1011046
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)
                       ----------------------------------

                             2600 PRINGLE ROAD, S.E.
                              SALEM, OREGON  97302
                    (Address of principal executive offices)

                                 (503) 375-9300
              (Registrant's telephone number; including area code)

                       ----------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] yes [ ] no

The number of shares outstanding of the registrant's common stock, no par value, as of March 31, 1998 was 6,176,556.

                            MORROW SNOWBOARDS, INC.

                                     INDEX


   Part I.    Financial Information

         Item 1.     Financial Statements                                   3
                       Consolidated Balance Sheets                          4
                       Consolidated Statements of Operations                5
                       Consolidated Statement of Shareholders' Equity       6
                       Consolidated Statements of Cash Flows                7
                       Notes to Consolidated Financial Statements           8

         Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       13

   Part II.    Other Information

         Item 1.     Legal Proceedings                                     19
         Item 2.     Changes in Securities                                 19
         Item 3.     Defaults upon Senior Securities                       19
         Item 4.     Submission of Matters to a Vote of Security Holders   19
         Item 5.     Other Information                                     19
         Item 6.     Exhibits and Reports on Form 8-K                      19

   Signatures                                                              20

                         PART I.  FINANCIAL INFORMATION


                         Item 1.  Financial Statements



                            MORROW SNOWBOARDS, INC.
                             For the Quarter Ended
                                 March 28, 1998

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                         ASSETS                        MARCH 28,          DECEMBER 27,
                                                                     -----------         ------------
                                                                        1998                 1997
                                                                     -----------         ------------
Current Assets:
   Cash and cash equivalents                                         $       277          $       855
   Accounts receivable, less allowance for uncollectible accounts          2,915                6,058
   Inventories                                                             7,645                5,926
   Prepaid expense                                                           239                  628
   Refundable income taxes                                                   285                  285
   Other current assets                                                      197                  159
                                                                     -----------         ------------
      Total Current Assets                                                11,558               13,911
Property, plant and equipment, net                                         9,773                9,547
Other assets:
   Goodwill, net                                                           4,021                4,061
   Other assets, net                                                          93                  134
                                                                     -----------         ------------
      Total Other Assets                                                   4,114                4,195
                                                                     -----------         ------------
         Total Assets                                                $    25,445          $    27,653
                                                                     ===========          ===========


                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Line of credit                                                    $     2,079          $     1,923
   Accounts payable                                                        2,949                1,648
   Accrued liabilities                                                     1,450                1,601
   Current portion of capital lease obligations                              139                  139
                                                                     -----------          -----------
      Total Current Liabilities                                            6,617                5,311
Long-Term Liabilities:
   Capital lease obligations, net of current portion                         222                  254
   Deferred income taxes                                                      31                   30
                                                                     -----------          -----------
      Total Long-Term Liabilities                                            253                  284
Commitments and Contingencies
Shareholders' Equity
   Preferred stock, no par, 10,000,000 shares authorized
     no shares issued or outstanding                                          -                    -
   Common stock, no par, 20,000,000 shares authorized,
     6,176,556 and 6,176,556 shares issued and outstanding                27,116               27,116
   Notes receivable for common stock                                         (94)                 (94)
   Accumulated deficit                                                    (8,450)              (5,014)
   Cumulative translation adjustment                                           3                   50
                                                                     -----------          -----------
      Total Shareholders' Equity                                          18,575               22,058
                                                                     -----------          -----------
         Total Liabilities and Shareholders' Equity                  $    25,445          $    27,653
                                                                     ===========          ===========

  The accompanying notes are an integral part of these consolidated balance sheets.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                       QUARTERS ENDED
                                               --------------------------------
                                                MARCH 28,            MARCH 29,
                                                  1998                  1997
                                               -----------          -----------
Net Sales                                      $     2,777          $       689
Cost of goods Sold                                   2,367                  794
                                               -----------          -----------
   Gross Profit (Loss)                                 410                 (105)
Operating Expenses:
   Selling, marketing and customer service           1,796                1,132
   Engineering, advance design and product
      management                                       806                  238
   General and administrative                        1,213                  690
                                               -----------          -----------
      Total Operating Expenses                       3,815                2,060
                                               -----------          -----------
Operating Loss                                      (3,405)              (2,165)
Other Income (Expense):
   Interest expense                                    (97)                 (16)
   Other income (expense)                               66                  152
                                               -----------          -----------
      Total Other Income (Expense)                     (31)                 136
                                               -----------          -----------
Loss Before Income Tax                              (3,436)              (2,029)
Income Tax Benefit                                      -                   791
                                               -----------          -----------
Net Loss                                       $    (3,436)         $    (1,238)
                                               ===========          ===========
Net Loss Per Share:
   Basic                                       $     (0.56)         $     (0.22)
                                               ===========          ===========
   Diluted                                     $     (0.56)         $     (0.22)
                                               ===========          ===========
Weighted Average Number of Shares Used in
  Computing Per Share Amounts:
   Basic                                         6,176,556            5,633,277
                                               ===========          ===========
   Diluted                                       6,176,556            5,633,277
                                               ===========          ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                          COMMON STOCK                                   CUMULATIVE
                                      --------------------      NOTES      ACCUMULATED   TRANSLATION
                                       SHARES      AMOUNT     RECEIVABLE     DEFICIT     ADJUSTMENT      TOTAL
                                      ---------    -------    ----------   -----------   -----------    -------
Balance, December 27, 1997            6,176,556    $27,116        $(94)       $(5,014)       $ 50       $22,058
  Net loss                                               -           -         (3,436)          -        (3,436)
  Translation adjustment                                 -           -              -         (47)          (47)
                                      ---------    -------        ----        -------        ----       -------
Balance, March 28, 1998               6,176,556    $27,116        $(94)       $(8,450)       $  3       $18,575
                                      =========    =======        ====        =======        ====       =======

 The accompanying notes are an integral part of these consolidated financial statements.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                             QUARTER ENDED
                                                      ---------------------------
                                                      MARCH 28,         MARCH 29,
                                                        1998               1997
                                                      ---------         ---------
Cash Flows from Operating Activities:
  Net loss                                             $(3,436)         $(1,238)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                          543              285
    Deferred income taxes                                    1             (791)
    Other                                                  (43)               -
    Changes in operating assets and liabilities
      Decrease in accounts receivable                    3,143            5,217
      Increase  in inventories                          (1,719)          (2,769)
      (Increase) Decrease in prepaid expenses              389              (30)
      (Increase) Decrease in other assets                  (38)              10
      Increase (Decrease) in accounts payable            1,301           (1,019)
      Decrease in accrued liabilities                     (151)          (1,192)
                                                       -------          -------
    Net Cash Used In Operating Activities                  (10)          (1,527)
Cash Flows From Investing Activities:
  Redemption of short-term investments                      -             1,000
  Acquisition of property and equipment                   (692)            (475)
    Net Cash Provided By (Used In)                     -------          -------
      Investing Activities                                (692)             525
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                    -                18
  Payments for repurchase of common stock                   -              (530)
  Principal payments on capital lease obligations          (32)             (75)
  Line of credit borrowings, net                           156                -
    Net Cash Provided By (Used In)                     -------          -------
      Financing Activities                                 124             (587)
                                                       -------          -------
Decrease In Cash and Cash Equivalents                     (578)          (1,589)
Cash and Cash Equivalents at Beginning of Period           855            5,062
                                                       -------          -------
Cash and Cash Equivalents at End of Period             $   277          $ 3,473
                                                       =======          =======
Supplemental disclosure:
  Cash paid for interest                               $    69          $    16
  Cash paid for income taxes                           $     -          $   440

  The accompanying notes are an integral part of these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ORGANIZATION

     Description of Business

     Morrow Snowboards, Inc. ("Morrow") and subsidiaries (the "Company"), headquartered in Salem, Oregon, was organized in October 1989 to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States and to international distributors in several foreign countries. On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd. ("Westbeach") a manufacturer, wholesaler and retailer of snowboarding apparel and casual clothing. Westbeach has three subsidiaries, an Austrian organization whose principal activity consists of a European sales and warehousing operation, a United Kingdom organization whose principal activity is European sales and a Washington State corporation whose principal activity is U.S. wholesale and retail sales.

     The consolidated financial statements include the wholly-owned subsidiaries, Morrow Westbeach Canada ULC, a Canadian corporation, Westbeach's three subsidiaries and Morrow International, Inc., a Guam foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

    The Company operates in a relatively new and rapidly growing segment of the sporting goods industry which is highly seasonal. Further, the Company has undergone significant expansion since its inception in 1989, related to its manufacturing, marketing and sales activities. These and other factors present certain risks to the future operations of the Company.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries at March 28, 1998, and for the quarters ended March 28, 1998 and March 29, 1997, they do not include all notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended December 27, 1997, contained in the Company's Form 10-K, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the quarter ended March 28, 1998, are not necessarily indicative of the results that may be expected for the full year.

2.  WESTBEACH ACQUISITION

    On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd. (Westbeach) in exchange for 584,240 newly-issued shares of the Company's common stock valued at $1,680,000, cash of approximately $2,251,000 and fees and expenses of $425,000. Subsequent to the acquisition, Westbeach was merged into Morrow Westbeach Canada ULC, a wholly owned subsidiary of the Company. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value (which approximated historical carrying value) of the net assets acquired allocated to goodwill.

    Summarized unaudited pro forma results of operations, assuming the Westbeach acquisition took place on January 1 of 1997, are as follows:


                                                                             QUARTER ENDED
                                                         -------------------------------------------------
                                                                                           MARCH 29,
                                                                MARCH 28,                     1997
                                                                  1998                     PROFORMA
                                                         -------------------           -------------------
  Net Sales                                                   $      2,777                   $     1,772
  Net loss                                                          (3,436)                       (1,927)
  Loss per share:
     Basic                                                           (0.56)                        (0.31)
     Diluted                                                         (0.56)                        (0.31)


3.   SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

  Effective January 1, 1997, the Company changed its year end from a calendar year ended December 31st to a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the first fiscal quarter of 1998 began on December 28, 1997 and ended on March 28, 1998, whereas the prior fiscal quarter ended on March 29, 1997.

  Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with an original maturity of three months or less.

  Financial Instruments

  A financial instrument is cash or a contract that imposes or conveys, a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of March 28, 1998 and December 27, 1997.

  Inventories

  Inventories are stated at the lower of cost or market using standard costs which approximate the first-in, first-out (FIFO) method. Costs for inventory valuation include labor, materials and manufacturing overhead.

  Depreciation and Amortization

  Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 35 years). As of December 28, 1998, the Company prospectively revised the lives of certain equipment and tooling. This change increased the loss for the quarter ended March 28, 1998 by $147,000 or $.024 per share. Amortization of leasehold improvements, facilities and equipment under capital lease is provided using the straight-line method over the expected useful lives of the assets or the initial term of the lease (including periods related to renewal options which are expected to be exercised), whichever is shorter. Amortization is included in depreciation expense.

  Goodwill and Other Long Lived Assets

  Goodwill resulting from the Westbeach acquisition is being amortized over 15 years using the straight-line method and is net of amortization of $103,000 at March 28, 1998. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on undiscounted projected cash flows. If the valuation indicates that undiscounted cash flows are insufficient to recover the recorded assets, then the projected cash flows are discounted to determine the revised carrying value and a write-down for the difference is recorded.

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

  Net Income (Loss) Per Share

  The Company has adopted SFAS 128, "Earnings Per Share". SFAS 128 prescribes new calculations for Basic and Diluted Earnings Per Share (EPS), which replaces the former calculations for Primary and Fully Diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average shares outstanding; no dilution for any potentially dilutive securities is included. Diluted EPS is calculated differently than the Fully Diluted EPS calculation under the old rules. When applying the treasury stock method for Diluted EPS to compute dilution for options, SFAS 128 requires use of the average share price for the period, rather than the greater of the average share price or end-of-period share price. Prior period EPS data has been restated. EPS is computed as follows:


                                                                                QUARTER ENDED
                                                                       MARCH 28,              MARCH 29,
                                                                 ------------------     -----------------
                                                                          1998                  1997
                                                                 ------------------     -----------------
Earnings:
Net loss for Basic EPS                                                   $   (3,436)           $   (1,238)
                                                                 ------------------     -----------------
Net loss for Diluted EPS                                                 $   (3,436)           $   (1,238)
                                                                 ==================     =================

Shares:
Weighted average shares outstanding for Basic EPS                         6,176,556             5,633,277
Stock option and warrant dilution (1)                                             -                     -
                                                                 ------------------     -----------------
Weighted average shares for Diluted EPS                                   6,176,556             5,633,277
                                                                 ==================     =================

  Basic EPS                                                              $     (.56)           $     (.22)
                                                                 ==================     =================
  Diluted EPS                                                            $     (.56)           $     (.22)
                                                                 ==================     =================

(1) The effect of potential common securities are excluded from the dilutive calculation for periods ending March 28, 1998 and March 29, 1997, as their effect would be antidilutive. Options and warrants to purchase 525,777 shares of common stock at an average price of $4.43 per share were outstanding during the first quarter of 1998 but were not included in the computation of diluted EPS.


  Foreign Currency Translation

  The financial statements of the Company's foreign subsidiaries are translated into U. S. dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates for the period for revenues and expenses. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the Cumulative Translation Adjustment in the Consolidated Statement of Shareholders' Equity.

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

4.      INVENTORIES

        Inventories consisted of the following:

                                                          MARCH 28,            DECEMBER 27,
                                                            1998                   1997
                                                    -----------------      -----------------
                                                                 (in thousands)
Finished goods                                                 $4,618                 $2,836
Retail Goods                                                      473                    818
Work-in-Process                                                   572                    413
Raw materials                                                   2,515                  2,394
                                                    -----------------      -----------------
                                                                8,178                  6,461
Less reserve for obsolete inventory                              (533)                  (535)
                                                    =================      =================
 Total inventories                                             $7,645                 $5,926
                                                    =================      =================

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company acquired Westbeach, a merchandiser of snowboarding apparel and casual clothing, on November 13, 1997. Accordingly, Westbeach financial information and operating results are included in the Company's first quarter results for 1998, but not for the first quarter 1997. Due to the seasonal nature of the snowboard industry a majority of the Company's sales occur in the third and fourth quarters of the year.

  The Company accumulates a significant backlog of sales orders beginning in February of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company begins to deliver snowboards, the backlog decreases and is usually eliminated by the end of the year. The Company had net sales of $2,777,000 and estimated open (preseason and new orders) sales orders of approximately $20,200,000 for Morrow, Westbeach and OEM products at March 28, 1998. At March 29, 1997, the Company had net sales of $689,000 and estimated open sales orders of approximately $20,000,000 for Morrow and OEM products. Open sales orders are subject to cancellation.

  The Company's net sales increased 303% to $2,777,000 for the three months ended March 28, 1998 (210% is attributable to apparel and retail sales by the new Westbeach subsidiary and the balance to increased closeout sales of 1997/98 model snowboards), from $689,000 for the three months ended March 29, 1997.

FORWARD-LOOKING STATEMENTS

  This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Morrow Snowboards wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, Morrow Snowboards' actual results and could cause actual consolidated results for the first three months of 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Morrow Snowboards. These factors include, without limitation, new initiatives by competitors, price pressures, cancellation of preseason orders, inventory risks due to shifts in market demand, raw materials costs, the ability to manufacture product at planned costs, weather in primary winter resort areas of the world, and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended December 27, 1997.

  The Company's year to date net sales of $2,777,000 and order backlog of $20,200,000 at March 28, 1998 are up from those reported at March 29, 1997, with net sales of $689,000 and a order backlog of $20,000,000. This is attributed to the acquisition of Westbeach.

     The snowboard market worldwide has in prior years experienced a significant oversupply of products at both the retail and wholesale level which contributed to soft market conditions throughout the industry. Management believes this oversupply has been materially reduced. Management is unaware of any other trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity. However, investors should also be aware of factors which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes, regulations and laws affecting the worldwide business in each of the Company's markets; competitive product, advertising, promotional and pricing activity; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; the difficulty of forecasting sales at certain times in certain markets; and securing financial support to meet the requirements of the Company.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of net sales.

                                                               Quarter Ended                            Year Ended
                                                     -----------------------------------        --------------------------
                                                           March 28,      March 29,                   December 27,
                                                              1998           1997                         1997
                                                     -----------------------------------        --------------------------
Net Sales                                                   100.0 %          100.0 %                     100.0 %
Cost of Goods Sold                                           85.2            115.2                        78.9
                                                     -----------------------------------        --------------------------
             Gross Profit (Loss)                             14.8            (15.2)                       21.1
                                                     -----------------------------------        --------------------------
Operating Expenses:
             Selling, marketing and customer
             service                                         64.7            164.3                        23.0
             Engineering, advance design and
             product management                              29.0             34.5                         8.2
             General and administrative                      43.7            100.1                        18.7
             Loss on write-down of fixed assets                 -                -                         7.8
                                                     -----------------------------------        --------------------------
                  Total Operating Expenses                  137.4            298.9                        57.7
                                                     -----------------------------------        --------------------------
Operating Loss                                             (122.6)          (314.1)                      (36.6)
             Interest Expense                                (3.5)           ( 2.3)                       (0.4)
             Other Income                                     2.4             22.1                         1.7
                                                     -----------------------------------        --------------------------
Loss Before Income Taxes                                   (123.7)          (294.3)                      (35.3)
Income Tax Benefit                                              -            114.8                         0.6
                                                     ------------------------------------       --------------------------
Net Loss                                                   (123.7)%         (179.5)%                     (34.7)%
                                                     ====================================       ==========================

Comparison of the Quarters  ended March 28, 1998 and March 29 , 1997

  Net Sales. Net sales for the first quarter of 1998 increased 303.0% to $2,777,000 from $689,000 in the first quarter of 1997, reflecting the addition of $564,000 from Westbeach apparel sales, $886,000 from Westbeach retail sales and an increase of $638,000 in Morrow brand sales. The majority of "Morrow" branded product sales occur in the third and fourth quarters of the year. In the first quarter of 1998 sales consisted of 46.0% of the "Morrow" branded hard goods, with the balance attributable to apparel and retail sales. By comparison the first quarter of 1997 sales consisted almost entirely of closeout sales and sales samples of the "Morrow" branded hard goods. Snowboard sales were up 194.0% in the first quarter of 1998 compared to the first quarter of 1997. As a percentage of net sales, the snowboard sales represented 37.5% of total net sales in the first quarter of 1998 compared to 51.3% of total net sales in the first quarter of 1997. Net sales for bindings increased by 10.0%, representing 7.5% of net sales in the first quarter of 1998 compared to 27.4% in the first quarter of 1997. Net sales for boots decreased 73.8%, representing 1.0 % of net sales in the first quarter of 1998 compared to 15.4% in the first quarter of 1997. Apparel and accessory sales increased to 22.2% of net sales in the first quarter of 1998 compared to 5.9% in the first quarter of 1997 largely due to Westbeach apparel sales which were 20.3% of total net sales for the quarter. Retail sales constituted 31.9% of total sales as a result of the Westbeach acquisition in November, 1997.

  Gross Profit (Loss). Gross profit for the first quarter of 1998 increased 490.5% to a gross profit of $410,000 from a gross loss of $105,000 for the first quarter of 1997 as a result of increased apparel and retail sales due to the acquisition of Westbeach in November, 1997. Gross margin for the first quarter of 1998 increased to positive 14.8% from negative 15.2% for the first quarter of 1997. First quarter sales in 1998 are largely comprised of closeout sales of 1997/98 product, sales samples of 1998/99 product, and with the acquisition of Westbeach, shipments of the 1998 spring/summer clothing line and retail sales.

  Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the first quarter of 1998 increased 58.7% to $1,796,000 from $1,132,000 for the first quarter of 1997, representing 64.7% and 164.3% of net sales, respectively, primarily as a result of the Westbeach acquisition. Since the acquisition of Westbeach, the Morrow and Westbeach sales and distribution networks have been partially combined to generate more efficient use of the sales and marketing staff, along with greater penetration in the North American and International markets for the combined lines of product. The full extent of these efficiencies had not yet been achieved by the end of the first quarter of 1998 and the Company continues to integrate Morrow and Westbeach to realize the benefit of operating synergies. As a percentage of net sales, staff and employee-related expenses decreased 20.9%, sales van program expenses decreased 4.5%, commissions decreased 4.2%, promotional products decreased 9.1% and advertising decreased 36.4%. With the addition of Westbeach, the cost of rent, taxes and utilities related to sales distribution locations added $133,000 in expenses for the quarter ended March, 1998 with no costs of this type for the quarter ended March, 1997. The remaining expense categories of travel, trade shows and general supplies, remained relatively consistent as a percentage of net sales on a period to period basis.

  Engineering, Advance Design and Product Management. Engineering, advance design and product management expenses were previously identified as "Engineering, Research and Development". Although the title has changed to more clearly indicate the type of expenses, the nature of these expenses have not changed. Related costs for the first quarter of 1998 increased 238.7% to $806,000 from $238,000 for the first quarter of 1997, representing 29.0% and 34.5% of net sales, respectively. This increase was primarily a result of increased expenses associated with additional staffing related to development of product management teams. Product development expenses for boards, bindings and boots increased by $61,000 to $102,000 in the first quarter of 1998 compared to $41,000 in the first quarter of 1997. This is a reflection of the Company's significant efforts towards development of its proprietary step-in binding system. Product development costs related to the apparel product lines totaled $240,000 in the first quarter of 1998 compared to $-0- in the first quarter of 1997.

  General and Administrative. General and administrative expenses for the first quarter of 1998 increased 75.8% to $1,213,000 from $690,000 for the first quarter of 1997, representing 43.7% and 100.1% of net sales, respectively. This increase was primarily due to the increased staffing with the acquisition of Westbeach and the addition of retail store employees. These staff related expenditures reflected a 140.0% increase to $564,000 in the first quarter of 1998 compared to $235,000 in the first quarter of 1997. Legal expenditures remained relatively constant as a percentage of sales but increased to $66,000 in the first quarter of 1998, compared to $22,000 in the first quarter of 1997. This increase is a result of SEC compliance activities related to the acquisition of Westbeach and financing issues related to the LaSalle Business Credit loan agreement. Depreciation expenses which remained consistent as a percentage of net sales on a period-to-period basis, increased 288.9% to $105,000 in the first quarter of 1998 compared to $27,000 in the first quarter of 1997 as a result of a revision in the estimate of remaining useful life of certain equipment. The Company also recognized goodwill in the acquisition of Westbeach, resulting in related amortization of $68,000 during the first quarter of 1998 compared to $-0- in the first quarter of 1997. All other categories of expenses decreased as a percentage of sales but remained relatively consistent on a total expenditure basis.

  Interest Expense. Interest expense increased 506.3% to $97,000 for the first quarter of 1998 from $16,000 for the first quarter of 1997. This was largely the result of the Company's continued borrowings to partially fund the acquisition of Westbeach in November, 1997 and borrowings to fund operations during the first quarter of 1998.

     Other Income. Other income was $66,000 in the first quarter of 1998, compared to income of $152,000 in the first quarter of 1997. The utilization of Company cash in the acquisition of Westbeach, significantly reduced Company funds available to invest and as a result, interest income decreased 94.0% to $7,000 in the first quarter of 1998 from $116,000 in the first quarter of 1997.

     Income Tax Benefit. The Company did not recognize an income tax benefit based on its losses for the first quarter of 1998. The income tax benefit for the first quarter of 1997 was $791,000 based on the Company's estimated tax rate of approximately 39.0%.

     Net Loss. Net loss for the first quarter of 1998 was $3,436,000 compared to $1,238,000 for the first quarter of 1997.

Liquidity and Capital Resources

     The Company requires capital for the development of its technology and products, procurement of raw materials and other supplies, and capital equipment for its manufacturing facility. At March 28, 1998, the Company had outstanding revolving loans of $2,079,000.

     Net cash used in operating activities for the first quarter of 1998 was $10,000, resulting primarily from net loss of $3,436,000, with add backs for depreciation and amortization of $543,000, decreases in accounts receivable of $3,143,000, decreases in prepaid expenses of $389,000 and increases in accounts payable and accrued liabilities of $1,150,000, offset by increases in inventories of $1,719,000. The decrease in accounts receivable is a result of collections during the quarter. The increase in inventories is a result of building inventory for the 1998/99 season and the addition of Westbeach inventories.

     Capital expenditures for the three months ended March 28, 1998 were $692,000. Capital expenditures were primarily for the purchase or construction of manufacturing equipment, fixtures, and new snowboard, binding and boot toolings.

     Net cash provided by financing activities for the first quarter of 1998 was $124,000, consisting of $156,000 from net borrowings under the revolving credit facility, less $32,000 of payments on capital leases.

     On May 7, 1998, the Company entered into a new credit facility with Foothill Capital Corporation ("Lender") which credit facility replaces the Company's prior credit facility with LaSalle Business Credit, Inc. ("Prior Lender") which has been fully repaid. The Company's line of credit under the new credit facility is up to $10,000,000. The new credit facility includes a revolving credit line up to $10,000,000, an inventory subline up to $3,500,000, a letter of credit subline up to $5,000,000, a term loan of up to $2,000,000 and a one-time over advance subline of up to $1,000,000. Borrowings available under the revolving credit facility and line are reduced by borrowings from time to time under the other credit facilities. The amount that may be borrowed is also limited to the value of certain eligible inventory, accounts receivable and other assets. At May 11, 1998 the Company has borrowed approximately $2,900,000 under the credit facility which includes $900,000 under the over advance subline and has issued letters of credit of $1,500,000 under the letter of credit subline.

     The credit facility bears interest at the Lender's Reference Rate plus .5 to 1.5% depending on the principal amount outstanding. The Company is required to pay a monthly fee equal to .25% per annum on the average unused amount of the revolving credit facility. The credit facility was issued based on a loan fee of $200,000, payable in installments and monthly servicing fees of $4,000 per month. The one-time advance subline is being used to fund peak seasonal needs in Spring 1998 and will be repaid beginning May 31, 1998 with full repayment of that subline by August 1998 and use of the revolving credit or other facilities thereafter. The term loan provides for interest only payments in the first year, monthly principal payments of approximately $42,000 thereafter and the remaining principal balance due May 6, 2002. A fee of 1.5% per annum is payable on the undrawn amount of outstanding letters of credit.

     The revolving facility is secured by substantially all of the Company's assets. The revolving credit facility contains various covenants that require the Company, among other things, to meet certain objectives with respect to net worth, an "EBITDA" test as defined in the credit facility and capital expenditure limits. The credit facility is available through May 6, 2002.

     The Company's debt structure is comprised of the following:

                                                                                        March 28,
                                                                                           1998
                                                                                  ------------------
Short-term debt:
  Operating line of credit                                                                    $2,079
  Current portion of capital lease obligations                                                   139
                                                                                  ------------------
      Total short-term debt                                                                   $2,218
                                                                                  ==================
  Long-term debt:
  Capital lease obligations                                                                   $  361
      Less current portion                                                                      (139)
                                                                                  ------------------
         Total long-term debt, net of current portion                                         $  222
                                                                                  ==================

     Assuming certain minimum pre-book orders for the 1998/1999 season, the Company believes that, with certain steps being taken to significantly trim its operating costs in 1998, the Company will have sufficient financing to realize on its business plan. However, to provide additional cushion and liquidity for the Company, the Company is exploring raising up to $5,000,000 through convertible equity or debt securities offering.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     K2 Corporation (K2) has contacted the Company alleging that Company's new Engage 3 step-in boot and binding system ("Engage System") infringes a K2 patent and requesting that Company either cease using such Engage System or contact K2 to discuss a potential license. K2 has also requested an accounting of unit sales to determine damages it may have suffered. The Company, after reviewing this matter with its outside patent counsel, believes that the Engage System does not infringe such patent and is so notifying K2. If, after such response, K2 continues to pursue such claim, Morrow intends to vigorously defend against any such claim. If the Engage System did infringe such patent, Morrow could be liable for damages and Morrow's sales and net income and results of operation could be adversely impacted.

ITEM 2.  CHANGES IN SECURITIES.

         -None-

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         -None-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         -None-

ITEM 5.  OTHER INFORMATION.

         -None-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits:   27.1 -- Financial Data Schedule
              27.2 -- Financial Data Schedule
              27.3 -- Financial Data Schedule

  The following reports on Form 8-K were filed during the quarter ended March 28, 1998:

 .  A Current Report on Form 8-K/A dated October 31, 1997 was filed on January
   20, 1998 to report the proforma financial statement data related to the acquisition of Westbeach Snowboard Canada Ltd.

 .  A Current Report on Form 8-K dated January 21, 1998 was filed on February 5,
   1998 to report the change in titles of various executive management and add management team members.

 .  A Current Report on Form 8-K dated January 30, 1998 was filed on February 10,
   1998 to report a suit filed against Principle Marketers, Inc. for payment of goods sold.

 . A Current Report on Form 8-K dated March 3, 1998 was filed on March 10, 1998 to report a default on the existing loan agreement with LaSalle Business Credit, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on May 12, 1998.

                              MORROW SNOWBOARDS, INC.



                              By: /s/  David E. Calapp
                                  ---------------------
                                  David E. Calapp
                                  Chief Executive Officer
                                  (Principal Executive)


                              By: /s/   P. Blair Mullin
                                  ---------------------
                                  P. Blair Mullin
                                  Chief Financial Officer
                                  (Principal Financial and
                                   Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit No.               Description
----------                -----------
   27.1                   Financial Data Schedule
   27.2                   Financial Data Schedule
   27.3                   Financial Data Schedule