Form 10-K/A
period 1997-12-27
MORROW SNOWBOARDS INC
filed 1998-06-11
CIK 866415

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-K/A

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
===============================================================================

                                   CONTENTS

PART IV ...................................................................  1

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K......................................................  1

SIGNATURES.................................................................  2

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

                                  SIGNATURES



                                       MORROW SNOWBOARDS, INC.

                                                  /s/ P. Blair Mullin
                                       By: _____________________________________
                                                      P. Blair Mullin
                                            President, Chief Financial Officer,
                                                  Treasurer and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 has been signed by the following persons in the capacities indicated on May 28, 1998.



          /s/ P. Blair Mullin                President, Chief Financial Officer,
__________________________________________   Treasurer and Secretary (principal
              P. Blair Mullin                executive officer, principal
                                             financial officer and principal
                                             accounting officer)


         /s/ Victor G. Petroff               Chairman of the Board
__________________________________________
             Victor G. Petroff


         /s/ Ray E. Morrow Jr.               Chairman Emeritus
__________________________________________
             Ray E. Morrow Jr.


          /s/ Gregory M. Eide                Director
__________________________________________
              Gregory M. Eide


          /s/ Erik J. Krieger                Director
__________________________________________
              Erik J. Krieger


          /s/ James V. Zacarro               Director
__________________________________________
              James V. Zacarro


         /s/ Maurice C. Bickert              Director
__________________________________________
             Maurice C. Bickert

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
  3.1    Amended and Restated Articles of Incorporation (Note 1)
  3.2    Amended and Restated Bylaws (Note 1)
  4      Registration Rights Agreement dated April 20, 1994 among the
          Registrant and the investors named therein (Note 1)
  4.2 Securities Purchase Agreement dated October 31, 1997 among the Registrant, Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and the security holders of Westbeach Snowboard Canada Ltd. listed therein (Note 4)
 10.1 Lease and Option Agreement among PR Investors Limited Liability Company, the Registrant, Ray E. Morrow, Jr. and Sharon Morrow dated July 25, 1994, as amended by Amendment to Lease and Option Agreement dated August 1, 1995 (Note 1)
 10.2    Forms of Warrant (Note 1)
 10.3 Employment Agreement between Ray E. Morrow, Jr. and the Registrant dated April 20, 1994, as amended (Notes 1 & 2)
 10.4 Noncompete Agreement between Ray E. Morrow, Jr. and Nicollett Limited Partners Partnership dated April 20, 1994 (Note 1)
 10.5 Assignment Agreement by and among the Registrant, Nicollett Limited Partners, James V. Zaccaro, Gregory M. Eide, Dennis R. Shelton and Erik J. Krieger dated December 19, 1995 (Note 3)
 10.6    1990 Amended and Restated Stock Option Plan (Notes 1 & 2)
 10.7    Form of Nonqualified Stock Option Agreement (Notes 1 & 2)
 10.8    Form of Incentive Stock Option Agreement (Notes 1 & 2)
 10.9 Manufacturing Agreement between the Registrant and Plasticos Duramas, S.A., dated July 20, 1995 (Note 1)
 10.10   Form of Sales Representative Agreement (Note 1)
 10.11 Letter Agreements between the Registrant and Pacific Crest Securities Inc. dated February 22, 1994, January 27, 1995, August 4, 1995 and October 4, 1995 (Note 1)
 10.12   Form of Indemnification Agreement (Notes 1 & 2)
 10.13   Stock Option Plan for Non-Employee Directors (Notes 1 & 2)
 10.14   Purchase and Sales Agreement dated February 29, 1996 (Note 3)
 10.15 Securities Purchase Agreement dated October 31, 1997 among the Registrant Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and the Security holders of Westbeach Snowboard Canada Ltd. listed therein (Note 4)
 10.16 Loan and Security Agreement dated as of November 10, 1997 between the Registrant, as Borrower, and LaSalle Business Credit, Inc. as Lender (Note 5)
 10.17 Apparel Design and Manufacturing Agreement dated December 31, 1996 between the Registrant and Marmot Mountain Ltd. (Note 5)
 10.18 "Terms of Instrument--Part 2", a lease agreement dated April 1, 1994, as amended by "Terms of Instrument--Part 2", Modification Agreement, dated October 17, 1997 between Westbeach Snowboard Canada Ltd. (now Morrow Westbeach Canada ULC) and Western IMMO Holdings Inc.
 10.19 International Distribution Agreement dated as of January 1, 1998, between the Registrant and K.K. Morrow Japan
*11      Computation of Income Per Share
 21      Subsidiaries of the Registrant
 23      Consent of Independent public accountants
 27      Financial Data Schedule

* Filed herewith

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

(3) Incorporated herein by reference from the Company's 1995 Annual Report on Form 10-K (File No. 0-27002).

(4) Incorporated by reference from the Company's Current Report on Form 8-K dated October 31, 1997 (File No. 0-27002).

(5) Incorporated by reference from the Company's Current Report on Form 8-K dated November 11, 1997 (File No. 0-27002).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               -----------------


                                    EXHIBITS

                                 FILED WITH THE

                                ANNUAL REPORT ON

                                  FORM 10-K/A

                           FOR THE FISCAL YEAR ENDED

                               DECEMBER 27, 1997

                                     UNDER

                      THE SECURITIES EXCHANGE ACT OF 1934


                               -----------------


                            MORROW SNOWBOARDS, INC.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------