Form 10-Q
period 1998-06-27
MORROW SNOWBOARDS INC
filed 1998-08-11
CIK 866415

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-Q
--------------------------------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                         COMMISSION FILE NUMBER 0-27002
                        -------------------------------

                            MORROW SNOWBOARDS, INC.
             (Exact name of Registrant as specified in its charter)



            OREGON                                       93-1011046
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
                        -------------------------------

                             2600 Pringle Road, S.E.
                              SALEM, OREGON  97302
                    (Address of principal executive offices)
                                 (503) 375-9300
              (Registrant's telephone number; including area code)

                        -------------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] yes  [ ] no


The number of shares outstanding of the registrant's common stock, no par value, as of June 30, 1998 was 6,176,556.

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

Signatures

                         PART I.  FINANCIAL INFORMATION


                         Item 1.  Financial Statements



                            MORROW SNOWBOARDS, INC.
                             For the Quarter Ended
                                 June 27, 1998

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)


                                                                     ----------      --------------
                       ASSETS                                         June 27,        December 27,
                                                                        1998              1997
                                                                     ----------      --------------
Current Assets:
  Cash and cash equivalents                                         $    307          $     855
  Accounts receivable, less allowance for uncollectible accounts       2,827              6,058
  Inventories                                                          7,873              5,926
  Prepaid expense                                                        337                628
  Refundable income taxes                                                285                285
  Other current assets                                                   237                159
                                                                     -------            -------
    Total Current Assets                                              11,866             13,911
Property, plant and equipment, net                                     9,544              9,547
Other assets:
  Goodwill, net                                                        3,982              4,061
  Other assets, net                                                      120                134
                                                                     -------            -------
    Total Other Assets                                                 4,102              4,195
                                                                     -------            -------
      Total Assets                                                  $ 25,512          $  27,653
                                                                    ========          =========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line of credit                                                     $ 2,855          $   1,923
  Accounts payable                                                     2,092              1,648
  Accrued liabilities                                                  1,220              1,601
  Current portion of capital lease obligations                           139                139
                                                                     -------          ---------
    Total Current Liabilities                                          6,306              5,311
Long-Term Liabilities:
  Capital lease obligations, net of current portion                      196                254
  Notes payable, long term                                             2,000                 -
  Deferred income taxes                                                   30                 30
                                                                     -------          ---------
    Total Long-Term Liabilities                                        2,226                284
Commitments and Contingencies
Shareholders' Equity
  Preferred stock, no par, 10,000,000 shares authorized
    no shares issued or outstanding                                       -                  -
  Common stock, no par, 20,000,000 shares authorized,
    6,176,556 and 6,176,556 shares issued and outstanding             27,116             27,116
  Notes receivable for common stock                                      (94)               (94)
  Accumulated deficit                                                (10,002)            (5,014)
  Cumulative translation adjustment                                      (40)                50
                                                                     -------          ---------
    Total Shareholders' Equity                                        16,980             22,058
                                                                     -------          ---------
      Total Liabilities and Shareholders' Equity                    $ 25,512          $  27,653
                                                                    ========          =========

The accompanying notes are an integral part of these consolidated balance sheets.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)

                                          For The Six Months Ended         For The Three Months Ended
                                          --------------- ---------------  --------------- --------------
                                             June 27,        June 28,         June 27,        June 28,
                                               1998            1997             1998            1997
                                          --------------- ---------------  --------------- --------------
Net Sales                                   $ 6,322         $ 2,838          $ 3,545         $ 2,149
Cost of Goods Sold                            4,852           2,231            2,485           1,437
                                            -------         -------          -------         -------
  Gross Profit                                1,470             607            1,060             712
Operating Expenses:
  Selling, marketing and customer service     2,454           2,081              658             949
  Engineering, advance design and product
    management                                1,369             503              563             265
  General and administrative                  2,426           1,613            1,213             923
                                            -------         -------          -------         -------
   Total Operating Expenses                   6,249           4,197            2,434           2,137
                                            -------         -------          -------         -------
Operating Loss                               (4,779)         (3,590)          (1,374)         (1,425)
Other Income (Expense):
  Interest expense                             (265)            (27)            (168)            (12)
  Other income (expense)                         56             216              (10)             64
                                            -------         --------         -------         -------
   Total Other Income (Expense)                (209)            189             (178)             52
                                            -------         -------          -------         -------
Loss Before Income Tax                       (4,988)         (3,401)          (1,552)         (1,373)
Income Tax Benefit                               -            1,334               -              543
                                            -------         -------          -------         -------
Net Loss                                    $(4,988)        $(2,067)         $(1,552)        $  (830)
                                            =======         =======          =======         =======

Net Loss Per Share:
  Basic                                     $ (0.81)        $ (0.37)         $ (0.25)        $ (0.15)
                                            =======         =======          =======         =======
  Diluted                                   $ (0.81)        $ (0.37)         $ (0.25)        $ (0.15)
                                            =======         =======          =======         =======
Weighted Average Number of Shares Used in
  Computing Per Share Amounts:
  Basic                                   6,176,556       5,608,822        6,176,556       5,585,173
                                          =========       =========        =========       =========
  Diluted                                 6,176,556       5,608,822        6,176,556       5,585,173
                                          =========       =========        =========       =========

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (unaudited)


                                                   Common Stock                                       Cumulative
                                          ------------------------------    Notes     Accumulated     Translation
                                               Shares         Amount      Receivable     Deficit      Adjustment     Total
                                          ---------------- ------------- ------------ ------------    -----------   --------
Balance, December 27,1997                     6,176,556       $27,116       $ (94)     $  (5,014)       $  50        $22,058
  Net loss                                                          -           -         (4,988)           -         (4,988)
  Translation adjustment                                            -           -              -          (90)           (90)
                                          ---------------- ------------- ------------ ------------    -----------   --------
Balance, June 27,1998                         6,176,556       $27,116       $ (94)     $ (10,002)       $ (40)       $16,980
                                          ===============  ============  =========    =============   ===========   ========


The accompanying notes are an integral part of these consolidated financial statements.


                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                  Year to Date
                                                                  ---------------------------------------------
                                                                        June 27,                  June 28,
                                                                          1998                      1997
                                                                  -------------------       -------------------
Cash Flows from Operating Activities:
  Net loss                                                                   $(4,988)                 $(2,067)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                              1,158                      583
    Loss on retirement of fixed assets                                            (1)                       -
    Deferred income taxes                                                          -                   (1,333)
    Other                                                                        (90)                       -
    Changes in operating assets and liabilities
      Decrease in accounts receivable                                          3,231                    4,431
      Increase in inventories                                                 (1,947)                  (4,523)
      Decrease in prepaid expenses                                               291                       80
      (Increase) Decrease in other assets                                       (203)                      10
      Increase (Decrease) in accounts payable                                    444                   (1,119)
      Decrease in accrued liabilities                                           (381)                  (1,188)
                                                                             -------                  -------
      Operating Activities                                                    (2,486)                  (5,126)
Cash Flows From Investing Activities:
  Redemption of short-term investments                                             -                    3,192
  Acquisition of property and equipment                                         (971)                  (1,371)
  Proceeds from sale of equipment                                                 35                        -
                                                                             -------                  -------
   Net Cash Provided By (Used In)
      Investing Activities                                                      (936)                   1,821
Cash Flows From Financing Activities:
  Line of credit borrowings, net                                                 932                        -
  Proceeds from issuance of common stock                                           -                       18
  Payments for repurchase of common stock                                          -                     (596)
  Proceeds from issuance of long-term liabilities                              2,000                        -
  Principal payments on long-term liabilities                                    (58)                    (133)
                                                                             -------                  -------
    Net Cash Provided By (Used In)
     Financing Activities                                                      2,874                     (711)
                                                                             -------                  -------
Decrease In Cash and Cash Equivalents                                           (548)                  (4,016)
Cash and Cash Equivalents at Beginning of Period                                 855                    5,062
                                                                             -------                  -------
Cash and Cash Equivalents at End of Period                                   $   307                  $ 1,046
Supplemental disclosure:                                                     =======                  =======
  Cash paid for interest                                                     $   140                  $    27
  Cash paid for income taxes                                                 $     -                  $   440
Noncash Transactions:
  Tax Benefit on exercise of stock options and warrants                      $     -                  $     9

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ORGANIZATION

  Description of Business

  Morrow Snowboards, Inc. ("Morrow") and subsidiaries (the "Company"), headquartered in Salem, Oregon, was organized in October 1989 to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States and to international distributors in several foreign countries. On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd. a manufacturer, wholesaler and retailer of snowboarding apparel and casual clothing. Westbeach Snowboard Canada Ltd., through a reorganization, is now Morrow Westbeach Canada ULC ("Westbeach"). Westbeach has three subsidiaries, an Austrian organization whose principal activity consists of a European sales and warehousing operation, a United Kingdom organization whose principal activity is European sales and a Washington State corporation whose principal activity is U.S. retail sales.

  The consolidated financial statements include the wholly-owned subsidiaries, Morrow Westbeach Canada ULC, a Nova Scotia unlimited liability company, Westbeach's three subsidiaries and Morrow International, Inc., a Guam foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

  The Company operates in a relatively new and rapidly growing segment of the sporting goods industry which is highly seasonal. Further, the Company has undergone significant expansion since its inception in 1989, related to its manufacturing, marketing and sales activities. These and other factors present certain risks to the future operations of the Company.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries at June 27, 1998, and for the quarters and six months ended June 27, 1998 and June 28, 1997, they do not include all notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended December 27, 1997, contained in the Company's Form 10-K, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the quarter and six months ended June 27, 1998, are not necessarily indicative of the results that may be expected for the full year.

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

  Summarized unaudited pro forma results of operations, assuming the Westbeach acquisition took place on January 1 of 1997, are as follows:

                                    For the Six Months Ended                            For the Three Months Ended
                                 (in thousands, except share data)                    (in thousands, except share data)
                              -----------------------------------------             --------------------------------------
                                 June 27,                 June 28,                     June 27,               June 28,
                                   1998                     1997                         1998                   1997
                                 (Actual)                (Proforma)                    (Actual)              (Proforma)
                              -------------           -----------------             ---------------       ----------------
Net sales                        $ 6,322                   $ 5,014                      $ 3,545                $ 3,241
Net loss                          (4,988)                   (3,289)                      (1,552)                (1,362)
Loss per share:
   Basic                         $(0.81)                    (0.53)                        (0.25)                 (0.22)
   Diluted                       $(0.81)                    (0.53)                        (0.25)                 (0.22)


3.   SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

  Effective January 1, 1997, the Company changed its year end from a calendar year ended December 31st to a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the second fiscal quarter of 1998 began on March 29, 1998 and ended on June 27, 1998, whereas the prior fiscal quarter ended on June 28, 1997.

  Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with an original maturity of three months or less.

  Financial Instruments

  A financial instrument is cash or a contract that imposes or conveys, a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of June 27, 1998 and December 27, 1997.

  Inventories

  Inventories are stated at the lower of cost or market using standard costs which approximate the first-in, first-out (FIFO) method. Costs for inventory valuation include labor, materials and manufacturing overhead.

  Depreciation and Amortization

  Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 35 years). As of December 28, 1997, the Company prospectively revised the lives of certain equipment and tooling. This change increased the loss for the six months ended June 27, l998 by $217,000 or $.035 per share and for the quarter ended June 27, 1998 by $70,000 or $.011 per share. Amortization of leasehold improvements, facilities and equipment under capital lease is provided using the straight-line method over the expected useful lives of the assets or the initial term of the lease (including periods related to renewal options which are expected to be exercised), whichever is shorter. Amortization is included in depreciation expense.

  Goodwill and Other Long Lived Assets

  Goodwill resulting from the Westbeach acquisition is being amortized over 15 years using the straight-line method and is net of amortization of $172,000 at June 27, 1998. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on undiscounted projected cash flows. If the valuation indicates that undiscounted cash flows are insufficient to recover the recorded assets, then the projected cash flows are discounted to determine the revised carrying value and a write-down for the difference is recorded.

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

                                                   For the Six Months Ended                   For the Three Months Ended
                                               (in thousands except share data)            (in thousands except share data)
                                             -------------------------------------       -------------------------------------
                                                 June 27,              June 28,              June 27,              June 28,
                                                   1998                  1997                  1998                  1997
                                             ---------------       ---------------       ---------------       ---------------
Earnings:
Net loss for Basic EPS                             ($4,988)              ($2,067)              ($1,552)                ($830)
Net loss for Diluted EPS                           ($4,988)              ($2,067)              ($1,552)                ($830)

Shares:
Weighted average shares outstanding for          6,176,556             5,608,822             6,176,556             5,585,173
 Basic EPS
Stock option and warrant dilution (1)                    -                     -                     -                     -
Weighted average shares for Diluted EPS          6,176,556             5,608,822             6,176,556             5,585,173
  Basic EPS                                         ($0.81)               ($0.37)               ($0.25)               ($0.15)
  Diluted EPS                                       ($0.81)               ($0.37)               ($0.25)               ($0.15)


(1) The effect of potential common securities are excluded from the dilutive calculation for periods ending June 27, 1998 and June 28, 1997, as their effect would be antidilutive. Options and warrants to purchase 512,027 shares of common stock at an average price of $3.79 per share were outstanding during the second quarter of 1998 but were not included in the computation of diluted EPS.

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


4.   INVENTORIES

  Inventories consisted of the following:

                                                          June 27,             December 27,
                                                            1998                   1997
                                                    -----------------      -----------------
                                                                  (in thousands)
Finished goods                                                 $5,200                 $2,836
Retail Goods                                                      402                    818
Work-in-Process                                                   593                    413
Raw materials                                                   1,901                  2,394
                                                    -----------------      -----------------
                                                                8,096                  6,461
Less reserve for obsolete inventory                              (223)                  (535)
                                                    =================      =================
 Total inventories                                             $7,873                 $5,926
                                                    =================      =================

5.   DEBT

  On May 7, 1998, the Company entered into a new credit facility with Foothill Capital Corporation ("Lender") which credit facility replaces the Company's prior credit facility with LaSalle Business Credit, Inc. ("Prior Lender") which has been fully repaid. The Company's line of credit under the new credit facility is up to $10,000,000. The new credit facility includes a revolving credit up to $10,000,000, an inventory subline of $3,500,000, a letter of credit subline up to $5,000,000, a term loan of $2,000,000 and a one-time overadvance subline of up to $750,000. Borrowings available under the revolving credit facility and line are reduced by borrowings from time to time under the other credit facilities. The amount that may be borrowed is also limited to the value of certain eligible inventory, accounts receivable and other assets. At June 27, 1998 the Company has borrowed approximately $4,855,000 under the credit facility which includes the $2,000,000 term loan, $711,000 under the over advance subline and $2,144,000 under the revolving line of credit. In addition, the Company has issued letters of credit of $2,207,000 under the letter of credit subline.

  The credit facility bears interest at the Lender's Reference Rate plus .5% to 1.5% depending on the principal amount outstanding. The Company is required to pay a monthly fee equal to .25% per annum on the average unused amount of the revolving credit facility. The credit facility was issued based on a loan fee of $200,000, payable in installments and monthly servicing fees of $4,000 per month. The one-time advance subline is being used to fund peak seasonal needs in spring 1998. Repayment of the one-time advance subline began May 31, 1998 and will be fully repaid by August 1998. The term loan provides for interest only payments in the first year, monthly principal payments of approximately $42,000 thereafter and the remaining principal balance due May 6, 2002. A fee of 1.5% per annum is payable on the undrawn amount of outstanding letters of credit.

  The revolving facility is secured by substantially all of the Company's assets. The revolving credit facility contains various covenants that require the Company, among other things, to meet certain objectives with respect to net worth, an "EBITDA" test as defined in the credit facility and capital expenditures. The credit facility is available through May 6, 2002.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company acquired Westbeach, a merchandiser of snowboarding apparel and casual clothing, on November 13, 1997. Accordingly, Westbeach financial information and operating results are included in the Company's first six months of results for 1998, but not for the first six months of 1997. Due to the seasonal nature of the snowboard industry a majority of the Company's sales occur in the third and fourth quarters of the year.

  The Company accumulates a significant backlog of sales orders beginning in February of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company begins to deliver snowboards, snowboard products and apparel, backlog decreases and is usually eliminated by the end of the year. The Company had net sales of $6,322,000 and estimated open (preseason and new order) sales orders of approximately $16,200,000 for Morrow, Westbeach and OEM products at June 27, 1998. At June 28, 1997, the Company had net sales of $2,838,000 and estimated open sales orders of approximately $15,000,000. Open sales orders are subject to cancellation.

  The Company's net sales increased 123% to $6,322,000 for the six months ended June 27, 1998 from $2,838,000 in the six months ended June 28, 1997.

FORWARD-LOOKING STATEMENTS

  This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Morrow Snowboards wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, Morrow Snowboards' actual results and could cause actual consolidated results for the first six months of 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Morrow Snowboards. These factors include, without limitation, new initiatives by competitors, price pressures, cancellation of preseason orders, inventory risks due to shifts in market demand, excess wholesale and retail inventory, gray market sales of the Company's and competitor goods, raw material costs, the ability to manufacture product at planned costs, weather in primary winter resort areas of the world, and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended December 27, 1997.

  The Company's year to date net sales of $6,322,000 and backlog of $16,200,000 at June 27, 1998 are up from those reported at June 28, 1997, with net sales of $2,838,000 and a backlog of $15,000,000. This is attributed to the acquisition of Westbeach.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of net sales.

                                                                    Six Months Ended                      Year Ended
                                                         -------------------------------------          ----------------
                                                            June 27,               June 28,               December 27,
                                                              1998                   1997                     1997
                                                         -------------------------------------          ----------------

Net Sales                                                    100.0 %                100.0 %                  100.0 %
Cost of Goods Sold                                            76.7                   78.6                     78.9
                                                         ---------------------------------------------------------------
   Gross Profit                                               23.3                   21.4                     21.1
                                                         ---------------------------------------------------------------
Operating Expenses:
   Selling, marketing and customer service                    38.8                   73.3                     23.0
   Engineering, research and product development              21.7                   17.7                      8.2
   General and administrative                                 38.4                   56.8                     18.7
   Loss on write-down of fixed assets                          0.0                    0.0                      7.8
                                                         ---------------------------------------------------------------
      Total Operating Expenses                                98.9                  147.8                     57.7
                                                         ---------------------------------------------------------------
Operating Loss                                               (75.6)                (126.4)                   (36.6)
   Interest Expense                                           (4.2)                  (1.0)                    (0.4)
   Other Income                                                0.9                    7.6                      1.7
                                                         ---------------------------------------------------------------
Loss Before Income Taxes                                     (78.9)                (119.8)                   (35.3)
Income Tax Benefit                                             0.0                   47.0                      0.6
                                                         ---------------------------------------------------------------
Net Loss                                                     (78.9) %               (72.8) %                 (34.7) %
                                                         ===============================================================


Comparison of the Six Months ended June 27, 1998 and June 28, 1997

  Net Sales. Net sales for the first six months of 1998 increased 122.8% to $6,322,000 from $2,838,000 in the first six months of 1997, reflecting the addition of $985,000 from Westbeach apparel sales, $1,380,000 from Westbeach retail sales and an increase of $981,000 in Morrow brand sales. The majority of "Morrow" branded product sales occurs in the third and fourth quarters of the year. In the first six months of 1998 sales consisted of 58.1% of the "Morrow" branded hard goods, with the balance attributable to apparel and retail sales. By comparison the first six months of 1997 sales consisted almost entirely of closeout sales and sales samples of the "Morrow" branded hard goods. Snowboard sales were up 91.6% in the first six months of 1998 compared to the first six months of 1997. As a percentage of net sales, the snowboard sales represented 51.3% of total net sales in the first six months of 1998 compared to 59.5% of total net sales in the first six months of 1997. Net sales for bindings decreased by 53.4%, representing 6.3% of net sales in the first six months of 1998 compared to 30.1% in the first six months of 1997. Net sales for boots decreased 64.5%, representing 0.5% of net sales in the first six months of 1998 compared to 3.0% in the first six months of 1997. Apparel and accessory sales increased to 16.4% of net sales in the first quarter of 1998 compared to 3.7% in the first six months of 1997 largely due to Westbeach apparel sales which were 15.6% of total net sales for the six month period. Retail sales constituted 21.8% of total sales as a result of the Westbeach acquisition in November 1997.

  Gross Profit (Loss). Gross profit for the first six months of 1998 increased 142.2% to a gross profit of $1,470,000 from a gross profit of $607,000 for the first six months of 1997 as a result of increased apparel and retail sales due to the acquisition of Westbeach in November, 1997. Gross margin for the first six months of 1998 increased to 23.3% from 21.4% for the first six months of 1997. The first six months sales in 1998 are largely comprised of sales of 1998/99 boards to Japan, closeout sales of

1997/98 product, sales samples of 1998/99 product, and with the acquisition of Westbeach, shipments of the 1998 spring/summer clothing line and retail sales.

  Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the first six months of 1998 increased 17.9% to $2,454,000 from $2,081,000 for the first six months of 1997, representing 38.8% and 73.3% of net sales, respectively. This increase is a result of increased expenses associated with additional staff, increased trade show and sales meeting costs, increases in travel, and increases in advertising and promotional costs. Since the acquisition of Westbeach, the Morrow and Westbeach sales and distribution networks have been combined to generate more efficient use of the sales and marketing staff, along with greater penetration in the North American and International markets for the combined lines of product. These efficiencies began to be realized by the end of the first six months of 1998. The Company plans to achieve full integration of Morrow and Westbeach to realize the benefit of operating synergies within the third quarter. As a percentage of net sales, staff and employee-related expenses decreased 5.6%, sales meeting and trade show expenses decreased 2.4% travel expenses decreased 1.8%, and advertising and promotional products decreased 14.2%. With the addition of Westbeach, the cost of rent, taxes and utilities related to sales distribution locations added $172,000 in expenses for the first six months of 1998 with no costs of this type in the first six months of 1997. The remaining expense categories of commissions, telephone, shipping costs, sales van program and general supplies, remained relatively consistent as a percentage of net sales on a period to period basis.

  Engineering, Advance Design and Product Management. Engineering, advance design and product management expenses were previously identified as "Engineering, Research and Development". Although the title has changed to more clearly indicate the type of expenses, the nature of these expenses have not changed. Related costs for the first six months of 1998 increased 172.2% to $1,369,000 from $503,000 for the first six months of 1997, representing 21.7% and 17.7% of net sales, respectively. This increase was primarily a result of increased expenses associated with additional staffing related to development of product management teams and product development of the binding and apparel product lines. Product development expenses for the first six months of 1998 related to boards were $31,000, for bindings $183,000, for boots $38,000, for apparel $198,000, and for accessories $74,000, totaling $524,000 compared to $83,000 for all product lines in the first six months of 1997. This increase is a reflection of the acquisition of Westbeach in November 1997 and the Company's significant efforts towards development of its proprietary step-in binding system.

  General and Administrative. General and administrative expenses for the first six months of 1998 increased 50.4% to $2,426,000 from $1,613,000 for the first six months of 1997, representing 38.4% and 56.8% of net sales, respectively. This increase was due to the increased staffing with the acquisition of Westbeach and the addition of retail store employees. These staff related expenditures reflected an 89.8% increase in the first six months of 1998 compared to the first six months of 1997. An increase in depreciation of 247.3% in the first six months of 1998 to $257,000 from $74,000 in the first six months of 1997 was caused in part by a revision in the estimate of remaining useful life of certain equipment. Legal expenditures increased 253.2% in the first six months of 1998, compared to the first six months of 1997. This is a result of SEC compliance activities related to the acquisition of Westbeach and financing issues related to loan agreements with LaSalle Business Credit and Foothill Capital Corp. The Company also recognized goodwill in the acquisition of Westbeach, resulting in related amortization of $138,000 during the first six months of 1998 compared to $-0- in the first six months of 1997. Bad debt expenses decreased 89.9% in the first six months of 1998 compared to the first six months of 1997. All other categories of expenses remained relatively consistent on a total expenditure basis from period to period.

  Interest Expense. Interest expense increased to $265,000 for the first six months of 1998 from $27,000 for the first six months of 1997. The Company's need to partially fund the acquisition of Westbeach in November, 1997 and its continued borrowings to fund operations during the first six months of 1998 created an increase in interest expense of 615.4% to $186,000 compared to $26,000 in the first six months of 1997. Related amortization of deferred financing fees accounted for an additional $78,000 in expense for the first six months of 1998, whereas in 1997 no such expenditures were incurred. In May, 1998 the Company terminated its financing agreement with LaSalle Business Credit, Inc. and as a result $62,000 of the amortization expense incurred in 1998 is related to the write-off of deferred financing fees related to this financing agreement.

  Other Income (Expense). Other income was $56,000 in the first six months of 1998, compared to $216,000 in the first six months of 1997. The utilization of Company cash in the acquisition of Westbeach significantly reduced Company funds available to invest and as a result, interest income decreased 93.7% to $10,000 in the first six months of 1998 from $158,000 in the first six months of 1997. In addition, the Company's ability to capitalize on cash discounts with its vendors has been impaired by its use of cash and as a result, discounts earned and taken decreased and finance charges increased in the first six months of 1998 to net an expense of $13,000 compared to income of $21,000 in the first six months of 1997. Foreign currency transactions recognized income of $66,000 in the first six months of 1998 compared to $24,000 in 1997. This increase is due largely to the acquisition of the Westbeach foreign subsidiaries and the increased activity in fluctuating currencies. Other income items decreased 71.4% to $4,000 in the first six months of 1998 compared to $14,000 in the first six months of 1997.

  Income Tax Benefit. The Company did not recognize an income tax benefit based on its losses for the six months of 1998. The income tax benefit for the first six months of 1997 was $1,334,000 based on the Company's estimated tax rate of approximately 39.0%.

  Net Loss. Net loss for the first six months of 1998 was $4,988,000 compared to $2,067,000 for the first six months of 1997.

Comparison of the Quarters ended June 27, 1998 and June 28, 1997

  Net Sales. Net sales for the second quarter of 1998 increased 65.0% to $3,545,000 from $2,149,000 in the second quarter of 1997, reflecting the addition of $413,000 from Westbeach apparel sales, $485,000 from Westbeach retail sales and an increase of $290,000 in Morrow brand sales. The majority of "Morrow" branded product sales occur in the third and fourth quarters of the year. In the second quarter of 1998 sales consisted of 68.3% of the "Morrow" branded hard goods, with the balance attributable to apparel and retail sales. By comparison the second quarter of 1997 sales consisted almost entirely of closeout sales and sales samples of the "Morrow" branded hard goods. Snowboard sales were up 57.0% in the second quarter of 1998 compared to the second quarter of 1997. As a percentage of net sales, the snowboard sales represented 62.9% of total net sales in the second quarter of 1998 compared to 66.0% of total net sales in the second quarter of 1997. Net sales for bindings decreased by 71.3%, representing 5.4% of net sales in the second quarter of 1998 compared to 31.0% in the second quarter of 1997. Net sales for boots represented 0.1% of net sales in the second quarter of 1998 compared to a negative sales balance in the second quarter of 1997. Apparel and accessory sales increased to 11.6% of net sales in the second quarter of 1998 compared to 3.0% in the second quarter of 1997 largely due to Westbeach apparel sales which were 11.6% of total net sales for the second quarter. Retail sales constituted 13.7% of total sales in the second quarter of 1998 as a result of the Westbeach acquisition in November, 1997.

  Gross Profit. Gross profit for the second quarter of 1998 increased 48.9% to $1,060,000 from $712,000 in the second quarter of 1997 as a result of sales of 1998/99 boards to Japan and increased apparel and retail sales due to the acquisition of Westbeach in November, 1997. Gross margin for the second quarter of 1998 decreased to 29.9% from 33.1% for the second quarter of 1997. Second quarter sales in 1998 are largely comprised of sales of the 1998/99 board line to Japan, and with the acquisition of Westbeach, shipments of the 1998 spring/summer clothing line and retail sales.

  Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the second quarter of 1998 decreased 30.7% to $658,000 from $949,000 for the second quarter of 1997, representing 18.6% and 44.2% of net sales, respectively. This decrease is a result of decreased expenses associated with travel, advertising and promotions, and trade show and sales meeting costs. Since the acquisition of Westbeach, the Morrow and Westbeach sales and distribution networks have been combined to generate more efficient use of the sales and marketing staff, along with greater penetration in the North American and International markets for the combined lines of product. These efficiencies and operating synergies are recognized in the second quarter of 1998. As a percentage of net sales, staff and employee-related expenses decreased 3.1%, travel expenses decreased 2.6%, advertising and promotional products decreased 9.9%, and trade show and sales meeting expenses decreased 94.4%. With the addition of Westbeach, the cost of rent, taxes and utilities related to sales distribution locations added $73,000 in expenses for the second quarter of 1998 with no costs of this type in the second quarter of 1997. The remaining expense categories of telephone, shipping costs, sales van program, commissions and general supplies, remained relatively consistent as a percentage of net sales on a period to period basis.

  Engineering, Advance Design and Product Management. Engineering, advance design and product management expenses were previously identified as "Engineering, Research and Development". Although the title has changed to more clearly indicate the type of expenses, the nature of these expenses have not changed. Related costs for the second quarter of 1998 increased 112.5% to $563,000 from $265,000 for the second quarter of 1997, representing 15.9% and 12.3% of net sales, respectively. This increase was primarily a result of increased expenses associated with additional staffing related to development of product management teams and product development of the binding and apparel product lines. Product development expenses for the second quarter of 1998 related to boards were $8,000, for bindings $89,000, for boots $28,000, for apparel $16,000, and for accessories $25,000, totaling $166,000 compared to $33,000 for all product lines in the second quarter of 1997. This increase is a reflection of the Company's significant efforts towards development of its proprietary step-in binding system.

  General and Administrative. General and administrative expenses for the second quarter of 1998 increased 31.4% to $1,213,000 from $923,000 for the second quarter of 1997, representing 34.2% and 43.0% of net sales, respectively. This increase was due to the increased staffing with the acquisition of Westbeach and the addition of retail store employees. These staff related expenditures reflected a 79.1% increase in the second quarter of 1998 compared to the second quarter of 1997. An increase in depreciation of 187.0% in the second quarter of 1998 to $132,000 from $46,000 in the second quarter of 1997 was a result of a revision in the estimate of remaining useful life of certain equipment. Legal expenditures increased 237.3% in the second quarter of 1998, compared to the second quarter of 1997. This is a result of financing issues related to loan agreements with LaSalle Business Credit and Foothill Capital Corp. The Company also recognized goodwill in the acquisition of Westbeach, resulting in related amortization of $69,000 during the second quarter of 1998 compared to $-0- in the second quarter of 1997. Bad debt expenses decreased 93.4% in the second quarter of 1998 compared to the second quarter of 1997. All other categories of expenses remained relatively consistent on a total expenditure basis from period to period.

  Interest Expense. Interest expense increased to $168,000 for the second quarter of 1998 from $12,000 for the second quarter of 1997. The Company's continued borrowings to fund operations during the second quarter of 1998 created an increase of 700.0% in interest expense to $96,000 compared to $12,000 in the second quarter of 1997. Related amortization of deferred financing fees accounted for an additional $70,000 in expense during the second quarter of
1998, whereas in 1997 no such expenditures were incurred.   In May, 1998 the
Company terminated its financing agreement with LaSalle Business Credit, Inc. and as a result $62,000 of the amortization expense incurred in the second quarter of 1998 is related to the write-off of deferred financing fees related to this financing agreement.

  Other Income (Expense). Other expense was $10,000 in the second quarter of 1998, compared to income of $64,000 in the second quarter of 1997. The utilization of Company cash in the acquisition of Westbeach, significantly reduced Company funds available to invest and as a result, interest income decreased 91.4% to $3,000 in the second quarter of 1998 from $35,000 in the second quarter of 1997. In addition, the Company's ability to capitalize on cash discounts with its vendors has been impaired by its use of cash and as a result, discounts earned and taken decreased and finance charges increased in the second quarter of 1998 to net an expense of $12,000 compared to income of $10,000 in the second quarter of 1997. Other income and expense items decreased 105.3% to a net expense of $1,000 in second quarter of 1998 compared to income $19,000 in the second quarter of 1997.

  Income Tax Benefit. The Company did not recognize an income tax benefit based on its losses for the second quarter of 1998. The income tax benefit for the second quarter of 1997 was $543,000 based on the Company's estimated tax rate of approximately 39.0%.

  Net Loss. Net loss for the second quarter of 1998 was $1,552,000 compared to $830,000 for the second quarter of 1997.

Liquidity and Capital Resources

  The Company requires capital for the development of its technology and products, procurement of raw materials and other supplies, and capital equipment for its manufacturing facility. At June 27, 1998, the Company had outstanding revolving loans of $2,855,000 and long term notes payable of $2,000,000.

  Net cash used in operating activities for the first six months of 1998 was $2,486,000, resulting primarily from a net loss of $4,988,000, with add backs for depreciation and amortization of $1,158,000, decreases in accounts receivable of $3,231,000, decreases in prepaid expenses of $291,000 and increases in accounts payable and accrued liabilities of $63,000, offset by increases in other assets of $203,000 and inventories of $1,947,000. The decrease in accounts receivable is a result of collections during the first six months. The increase in inventories is a result of building inventory for the 1998-99 season and the addition of Westbeach inventories.

  Capital expenditures for the six months ended June 27, 1998 were $971,000. Capital expenditures were primarily for the purchase or construction of manufacturing equipment, fixtures, and new snowboard, binding and boot toolings.

  Net cash provided by financing activities for the first six months of 1998 was $2,874,000, consisting of $932,000 from net borrowings under the revolving credit facility, $2,000,000 from borrowings under a long term loan agreement, less $58,000 of payments on capital leases.

  On May 7, 1998, the Company entered into a new credit facility with Foothill Capital Corporation ("Lender") which credit facility replaces the Company's prior credit facility with LaSalle Business Credit, Inc. ("Prior Lender") which has been fully repaid. The Company's line of credit under the new credit facility is up to $10,000,000. The new credit facility includes a revolving credit up to $10,000,000, an inventory subline of $3,500,000, a letter of credit subline up to $5,000,000, a term loan of $2,000,000 and a one-time overadvance subline of up to $750,000. Borrowings available under the revolving credit facility and line are reduced by borrowings from time to time under the other credit facilities. The amount that may be borrowed is also limited to the value of certain eligible inventory, accounts receivable and other assets. At June 27, 1998 the Company has borrowed approximately $4,855,000 under the credit facility which includes the $2,000,000 term loan, $711,000 under the over advance subline and $2,144,000 under the revolving line of credit. In addition, the Company has issued letters of credit of $2,207,000 under the letter of credit subline. At June 27, 1998 the Company had utilized the full extent of it's revolving line of credit and had $39,000 available under the over advance subline.

  The credit facility bears interest at the Lender's Reference Rate plus .5% to 1.5% depending on the principal amount outstanding. The Company is required to pay a monthly fee equal to .25% per annum on the average unused amount of the revolving credit facility. The credit facility was issued based on a loan fee of $200,000, payable in installments and monthly servicing fees of $4,000 per month. The one-time advance subline is being used to fund peak seasonal needs in spring 1998. Repayment of the one-time advance subline began May 31, 1998 and will be fully repaid by August 1998. The term loan provides for interest only payments in the first year, monthly principal payments of approximately $42,000 thereafter and the remaining principal balance due May 6, 2002. A fee of 1.5% per annum is payable on the undrawn amount of outstanding letters of credit.


  The revolving facility is secured by substantially all of the Company's assets. The revolving credit facility contains various covenants that require the Company, among other things, to meet certain objectives with respect to net worth, an "EBITDA" test as defined in the credit facility and capital expenditures. The credit facility is available through May 6, 2002.

   The Company's debt structure is comprised of the following:

                                                                                         June 27,
                                                                                           1998
                                                                                  ------------------
Short-term debt:
  Operating line of credit                                                                    $2,855
  Current portion of capital lease obligations                                                   139
                                                                                  ------------------
         Total short-term debt                                                                $2,994
                                                                                  ==================
  Long-term debt:
  Notes payable, long term                                                                    $2,000
  Capital lease obligations                                                                      335
    Less current portion                                                                        (139)
         Total long-term debt, net of current portion                                         $2,196
                                                                                  ==================

  Assuming certain minimum pre-book orders for the 1998/99 season, certain levels of retail stock sales, and certain levels of re-orders, the Company believes that, with certain steps being taken to significantly trim its operating costs in 1998, the Company will have sufficient financing to realize on its business plan. However, to provide additional cushion and liquidity for the Company, the Company is exploring raising up to $5,000,000 through convertible equity or debt securities offering.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company has reached a partial settlement of its claim against The Board Locker for collection of receivables due, which claim was first reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997. Of the $478,715 claimed (plus service charges and related costs), the Company has released claims for $340,000 in consideration of an agreement with a vendee of The Board Locker to pay $327,500 to the Company. To date, the Company has received $200,000 pursuant to this agreement and expects to receive the balance in August 1998.

     The Burton Corporation ("Burton") has just contacted the Company alleging that the Company's new Engage 3 step-in boot and binding system ("Engage System") infringes a Burton patent and requesting that the Company either cease using the Engage System or indicate the basis for a determination that the Engage System does not fall within the Burton patent. The Company has referred this matter to its outside patent counsel for review. If the Engage System did infringe such patent, Morrow could be liable for damages, or, if agreeable to the patent holder, the license of such technology and payment of royalties thereon, either of which could impact Morrow's sales and net income and results of operations.

     As reported in the Company's report on Form 10-Q for the quarter ended March 28, 1998, K2 Corporation ("K2") previously alleged that the Engage System infringes a K2 patent. The Company, after reviewing this matter with its outside patent counsel, believes that the Engage System does not infringe such patent and has recently notified K2 of this determination. Should K2 pursue this claim, the Company intends to vigorously defend against such patent infringement claim.

ITEM 2.  CHANGES IN SECURITIES.

       -None-

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       -None-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual shareholders' meeting on June 24, 1998. The following matters were voted on and approved:

     1. Election of the Company's six directors to serve until the next annual shareholders' meeting. The votes were cast as follows:


Director                    For      Withhold

 Ray E. Morrow, Jr.      4,003,375    336,583
 Maurice C. Bickert      4,032,920    307,038
 Gregory M. Eide         4,037,621    302,337
 Erik J. Krieger         4,034,175    305,783
 Victor G. Petroff       4,035,225    304,733
 James V. Zaccaro        4,033,765    306,193

     2. Ratification of the selection of Arthur Andersen, LLP as the Company's independent auditors for the fiscal year ending December 26, 1998. 4,111,047 votes were cast for the proposal, 215,138 votes were cast against the proposal and 13,733 abstained.

ITEM 5.  OTHER INFORMATION.

       -None-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          See Exhibit Index

     (b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended June 27, 1998:


     .        A Current Report on Form 8-K dated April 16, 1998 was filed on
          April 30, 1998 to report an agreement to restructure the Company's loan agreement with LaSalle Business Credit, Inc.


     .        A Current Report on Form 8-K dated May 8, 1998 was filed on May
          22, 1998 to report (i) changes in officer and Chairman of the Board of Directors positions, (ii) revision of a statement regarding sales forecast in the CEO's letter in the Company's Annual Report, and (iii) along with its affiliate company, Westbeach Snowboard U.S.A., Inc., the Company's entering into a revolving credit facility with Foothill Capital Corporation.


      .       A Current Report on Form 8-K dated June 24, 1998 was filed on July
          9, 1998 to report the Company's engagement of Veber Partners, an investment banking company, to act as the Company's exclusive financial advisor.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on August 11, 1998.

                                      MORROW SNOWBOARDS, INC.



                                      By:    /s/  P. Blair Mullin
                                          ---------------------------------
                                          P. Blair Mullin
                                          President (1)
                                          (Principal Executive)



                                      By:    /s/ P. Blair Mullin
                                          ---------------------------------
                                          P. Blair Mullin
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                             Officer)



(1) The position of Chief Executive Officer is vacant. The President is filling such position and is authorized to sign on behalf of the registrant and in the capacity of Chief Executive Officer.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                               DESCRIPTION
-------                             -----------

 10.1     First Amendment dated as of April 16, 1998 to the Loan and Security
          Agreement dated as of November 10, 1997 between the Company, as Borrower, and LaSalle Business Credit, Inc. (Note 1)

 10.2     Loan and Security Agreement dated as of May 7, 1998 among Morrow
          Snowboards, Inc. and Westbeach Snowboard U.S.A. Inc., as Borrowers, and Foothill Capital Corporation, as Lender. (Note 2)

 10.3 Guarantee and Postponement of Claim by Morrow Westbeach Canada ULC in favor of Foothill Capital Corporation dated as of May 7, 1998.
          (Note 2)

 10.4 Intellectual Property and Security Agreement dated as of May 7, 1998 between Morrow Snowboards, Inc. and Foothill Capital Corporation.
          (Note 2)

 10.5     General Security Agreement dated as of May 7, 1998 between Morrow
          Westbeach Canada ULC and Foothill Capital Corporation. (Note 2)

 10.6     Security Agreement-Stock Pledge dated as of May 7, 1998 between Morrow
          Snowboards, Inc. and Foothill Capital Corporation. (Note 2)

 27       Financial Data Schedule

______________
/1/ Incorporated herein by reference from the Company's Current Report on Form
    8-K dated April 16, 1998 (File No. 0-27002)

/2/ Incorporated herein by referenced from the Company's Current Report on Form
    8-K dated May 8, 1998 (File No. 0-27002)