Form 10-Q/A
period 1998-06-27
MORROW SNOWBOARDS INC
filed 1998-08-25
CIK 866415

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                  FORM 10-Q/A
--------------------------------------------------------------------------------

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

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)

                                             For The Six Months Ended        For The Three Months Ended
                                          --------------- ---------------  --------------- --------------
                                             June 27,        June 28,         June 27,        June 28,
                                               1998            1997             1998            1997
                                          --------------- ---------------  --------------- --------------
Net Sales                                   $ 6,002         $ 2,838          $ 3,225         $ 2,149
Cost of Goods Sold                            4,532           2,231            2,165           1,437
                                            -------         -------          -------         -------
  Gross Profit                                1,470             607            1,060             712
Operating Expenses:
  Selling, marketing and customer service     2,454           2,081              658             949
  Engineering, advance design and product
    management                                1,369             503              563             265
  General and administrative                  2,426           1,613            1,213             923
                                            -------         -------          -------         -------
   Total Operating Expenses                   6,249           4,197            2,434           2,137
                                            -------         -------          -------         -------
Operating Loss                               (4,779)         (3,590)          (1,374)         (1,425)
Other Income (Expense):
  Interest expense                             (265)            (27)            (168)            (12)
  Other income (expense)                         56             216              (10)             64
                                            -------         --------         -------         -------
   Total Other Income (Expense)                (209)            189             (178)             52
                                            -------         -------          -------         -------
Loss Before Income Tax                       (4,988)         (3,401)          (1,552)         (1,373)
Income Tax Benefit                               -            1,334               -              543
                                            -------         -------          -------         -------
Net Loss                                    $(4,988)        $(2,067)         $(1,552)        $  (830)
                                            =======         =======          =======         =======

Net Loss Per Share:
  Basic                                     $ (0.81)        $ (0.37)         $ (0.25)        $ (0.15)
                                            =======         =======          =======         =======
  Diluted                                   $ (0.81)        $ (0.37)         $ (0.25)        $ (0.15)
                                            =======         =======          =======         =======
Weighted Average Number of Shares Used in
  Computing Per Share Amounts:
  Basic                                   6,176,556       5,608,822        6,176,556       5,585,173
                                          =========       =========        =========       =========
  Diluted                                 6,176,556       5,608,822        6,176,556       5,585,173
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

  Summarized unaudited pro forma results of operations, assuming the Westbeach acquisition took place on January 1 of 1997, are as follows:

                                    For the Six Months Ended                            For the Three Months Ended
                                 (in thousands, except share data)                    (in thousands, except share data)
                              -----------------------------------------             --------------------------------------
                                 June 27,                 June 28,                     June 27,               June 28,
                                   1998                     1997                         1998                   1997
                                 (Actual)                (Proforma)                    (Actual)              (Proforma)
                              -------------           -----------------             ---------------       ----------------
Net sales                        $ 6,002                   $ 5,014                      $ 3,225                $ 3,241
Net loss                          (4,988)                   (3,289)                      (1,552)                (1,362)
Loss per share:
   Basic                         $(0.81)                    (0.53)                        (0.25)                 (0.22)
   Diluted                       $(0.81)                    (0.53)                        (0.25)                 (0.22)


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

  Depreciation and Amortization

  Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (3 to 35 years). As of December 28, 1997, the Company prospectively revised the lives of certain equipment and tooling. This change increased the loss for the six months ended June 27, 1998 by $217,000 or $.035 per share and for the quarter ended June 27, 1998 by $70,000 or $.011 per share. Amortization of leasehold improvements, facilities and equipment under capital lease is provided using the straight-line method over the expected useful lives of the assets or the initial term of the lease (including periods related to renewal options which are expected to be exercised), whichever is shorter. Amortization is included in depreciation expense.

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

  The Company accumulates a significant backlog of sales orders beginning in February of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company begins to deliver snowboards, snowboard products and apparel, backlog decreases and is usually eliminated by the end of the year. The Company had net sales of $6,002,000 and estimated open (preseason and new order) sales orders of approximately $16,200,000 for Morrow, Westbeach and OEM products at June 27, 1998. At June 28, 1997, the Company had net sales of $2,838,000 and estimated open sales orders of approximately $15,000,000. Open sales orders are subject to cancellation.

  The Company's net sales increased 111% to $6,002,000 for the six months ended June 27, 1998 from $2,838,000 in the six months ended June 28, 1997.

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

  The Company's year to date net sales of $6,002,000 and backlog of $16,200,000 at June 27, 1998 are up from those reported at June 28, 1997, with net sales of $2,838,000 and a backlog of $15,000,000. This is attributed to the acquisition of Westbeach.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of net sales.

                                                                    Six Months Ended                      Year Ended
                                                         -------------------------------------          ----------------
                                                            June 27,               June 28,               December 27,
                                                              1998                   1997                     1997
                                                         -------------------------------------          ----------------

Net Sales                                                    100.0 %                100.0 %                  100.0 %
Cost of Goods Sold                                            75.5                   78.6                     78.9
                                                         ---------------------------------------------------------------
   Gross Profit                                               24.5                   21.4                     21.1
                                                         ---------------------------------------------------------------
Operating Expenses:
   Selling, marketing and customer service                    40.9                   73.3                     23.0
   Engineering, research and product development              22.8                   17.7                      8.2
   General and administrative                                 40.4                   56.8                     18.7
   Loss on write-down of fixed assets                          0.0                    0.0                      7.8
                                                         ---------------------------------------------------------------
      Total Operating Expenses                               104.1                  147.8                     57.7
                                                         ---------------------------------------------------------------
Operating Loss                                               (79.6)                (126.4)                   (36.6)
   Interest Expense                                           (4.4)                  (1.0)                    (0.4)
   Other Income                                                0.9                    7.6                      1.7
                                                         ---------------------------------------------------------------
Loss Before Income Taxes                                     (83.1)                (119.8)                   (35.3)
Income Tax Benefit                                             0.0                   47.0                      0.6
                                                         ---------------------------------------------------------------
Net Loss                                                     (83.1) %               (72.8) %                 (34.7) %
                                                         ===============================================================


Comparison of the Six Months ended June 27, 1998 and June 28, 1997

  Net Sales. Net sales for the first six months of 1998 increased 111.5% to $6,002,000 from $2,838,000 in the first six months of 1997, reflecting the addition of $825,000 from Westbeach apparel sales, $1,380,000 from Westbeach retail sales and an increase of $981,000 in Morrow brand sales. The majority of "Morrow" branded product sales occurs in the third and fourth quarters of the year. In the first six months of 1998 sales consisted of 61.2% of the "Morrow" branded hard goods, with the balance attributable to apparel and retail sales. By comparison the first six months of 1997 sales consisted almost entirely of closeout sales and sales samples of the "Morrow" branded hard goods. Snowboard sales were up 91.6% in the first six months of 1998 compared to the first six months of 1997. As a percentage of net sales, the snowboard sales represented 54.0% of total net sales in the first six months of 1998 compared to 59.5% of total net sales in the first six months of 1997. Net sales for bindings decreased by 53.4%, representing 6.6% of net sales in the first six months of 1998 compared to 30.1% in the first six months of 1997. Net sales for boots decreased 64.5%, representing 0.5% of net sales in the first six months of 1998 compared to 3.0% in the first six months of 1997. Apparel and accessory sales increased to 14.6% of net sales in the first six months of 1998 compared to 3.7% in the first six months of 1997 largely due to Westbeach apparel sales which were 13.8% of total net sales for the six month period. Retail sales constituted 23.0% of total sales as a result of the Westbeach acquisition in November 1997.

  Gross Profit (Loss). Gross profit for the first six months of 1998 increased 142.2% to a gross profit of $1,470,000 from a gross profit of $607,000 for the first six months of 1997 as a result of increased apparel and retail sales due to the acquisition of Westbeach in November, 1997. Gross margin for the first six months of 1998 increased to 24.5% from 21.4% for the first six months of 1997. The first six months sales in 1998 are largely comprised of sales of 1998/99 boards to Japan, closeout sales of

1997/98 product, sales samples of 1998/99 product, and with the acquisition of Westbeach, shipments of the 1998 spring/summer clothing line and retail sales.

  Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the first six months of 1998 increased 17.9% to $2,454,000 from $2,081,000 for the first six months of 1997, representing 40.9% and 73.3% of net sales, respectively. This increase is a result of increased expenses associated with additional staff, increased trade show and sales meeting costs, increases in travel, and increases in advertising and promotional costs. Since the acquisition of Westbeach, the Morrow and Westbeach sales and distribution networks have been combined to generate more efficient use of the sales and marketing staff, along with greater penetration in the North American and International markets for the combined lines of product. These efficiencies began to be realized by the end of the first six months of 1998. The Company plans to achieve full integration of Morrow and Westbeach to realize the benefit of operating synergies within the third quarter. As a percentage of net sales, staff and employee-related expenses decreased 5.3%, sales meeting and trade show expenses decreased 2.2% travel expenses decreased 1.6%, and advertising and promotional products decreased 13.3%. With the addition of Westbeach, the cost of rent, taxes and utilities related to sales distribution locations added $172,000 in expenses for the first six months of 1998 with no costs of this type in the first six months of 1997. The remaining expense categories of commissions, telephone, shipping costs, sales van program and general supplies, remained relatively consistent as a percentage of net sales on a period to period basis.

  Engineering, Advance Design and Product Management. Engineering, advance design and product management expenses were previously identified as "Engineering, Research and Development". Although the title has changed to more clearly indicate the type of expenses, the nature of these expenses have not changed. Related costs for the first six months of 1998 increased 172.2% to $1,369,000 from $503,000 for the first six months of 1997, representing 22.8% and 17.7% of net sales, respectively. This increase was primarily a result of increased expenses associated with additional staffing related to development of product management teams and product development of the binding and apparel product lines. Product development expenses for the first six months of 1998 related to boards were $31,000, for bindings $183,000, for boots $38,000, for apparel $198,000, and for accessories $74,000, totaling $524,000 compared to $83,000 for all product lines in the first six months of 1997. This increase is a reflection of the acquisition of Westbeach in November 1997 and the Company's significant efforts towards development of its proprietary step-in binding system.

  General and Administrative. General and administrative expenses for the first six months of 1998 increased 50.4% to $2,426,000 from $1,613,000 for the first six months of 1997, representing 40.4% and 56.8% of net sales, respectively. This increase was due to the increased staffing with the acquisition of Westbeach and the addition of retail store employees. These staff related expenditures reflected an 89.8% increase in the first six months of 1998 compared to the first six months of 1997. An increase in depreciation of 247.3% in the first six months of 1998 to $257,000 from $74,000 in the first six months of 1997 was caused in part by a revision in the estimate of remaining useful life of certain equipment. Legal expenditures increased 253.2% in the first six months of 1998, compared to the first six months of 1997. This is a result of SEC compliance activities related to the acquisition of Westbeach and financing issues related to loan agreements with LaSalle Business Credit and Foothill Capital Corp. The Company also recognized goodwill in the acquisition of Westbeach, resulting in related amortization of $138,000 during the first six months of 1998 compared to $-0- in the first six months of 1997. Bad debt expenses decreased 89.9% in the first six months of 1998 compared to the first six months of 1997. All other categories of expenses remained relatively consistent on a total expenditure basis from period to period.

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

Comparison of the Quarters ended June 27, 1998 and June 28, 1997

  Net Sales. Net sales for the second quarter of 1998 increased 50.1% to $3,225,000 from $2,149,000 in the second quarter of 1997, reflecting the addition of $253,000 from Westbeach apparel sales, $485,000 from Westbeach retail sales and an increase of $290,000 in Morrow brand sales. The majority of "Morrow" branded product sales occur in the third and fourth quarters of the year. In the second quarter of 1998 sales consisted of 75.1% of the "Morrow" branded hard goods, with the balance attributable to apparel and retail sales. By comparison the second quarter of 1997 sales consisted almost entirely of closeout sales and sales samples of the "Morrow" branded hard goods. Snowboard sales were up 57.0% in the second quarter of 1998 compared to the second quarter of 1997. As a percentage of net sales, the snowboard sales represented 69.1% of total net sales in the second quarter of 1998 compared to 66.0% of total net sales in the second quarter of 1997. Net sales for bindings decreased by 71.3%, representing 5.9% of net sales in the second quarter of 1998 compared to 31.0% in the second quarter of 1997. Net sales for boots represented 0.1% of net sales in the second quarter of 1998 compared to a negative sales balance in the second quarter of 1997. Apparel and accessory sales increased to 7.8% of net sales in the second quarter of 1998 compared to 3.0% in the second quarter of 1997 largely due to Westbeach apparel sales which were 7.9% of total net sales for the second quarter. Retail sales constituted 15.0% of total sales in the second quarter of 1998 as a result of the Westbeach acquisition in November, 1997.

  Gross Profit. Gross profit for the second quarter of 1998 increased 48.9% to $1,060,000 from $712,000 in the second quarter of 1997 as a result of sales of 1998/99 boards to Japan and increased apparel and retail sales due to the acquisition of Westbeach in November, 1997. Gross margin for the second quarter of 1998 remained relatively constant at 32.9% compared to 33.1% for the second quarter of 1997. Second quarter sales in 1998 are largely comprised of sales of the 1998/99 board line to Japan, and with the acquisition of Westbeach, shipments of the 1998 spring/summer clothing line and retail sales.

  Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the second quarter of 1998 decreased 30.7% to $658,000 from $949,000 for the second quarter of 1997, representing 20.4% and 44.2% of net sales, respectively. This decrease is a result of decreased expenses associated with travel, advertising and promotions, and trade show and sales meeting costs. Since the acquisition of Westbeach, the Morrow and Westbeach sales and distribution networks have been combined to generate more efficient use of the sales and marketing staff, along with greater penetration in the North American and International markets for the combined lines of product. These efficiencies and operating synergies are recognized in the second quarter of 1998. As a percentage of net sales, staff and employee-related expenses decreased 2.7%, travel expenses decreased 2.3%, advertising and promotional products decreased 9.1%, and trade show and sales meeting expenses decreased 3.7%. With the addition of Westbeach, the cost of rent, taxes and utilities related to sales distribution locations added $73,000 in expenses for the second quarter of 1998 with no costs of this type in the second quarter of 1997. The remaining expense categories of telephone, shipping costs, sales van program, commissions and general supplies, remained relatively consistent as a percentage of net sales on a period to period basis.

  Engineering, Advance Design and Product Management. Engineering, advance design and product management expenses were previously identified as "Engineering, Research and Development". Although the title has changed to more clearly indicate the type of expenses, the nature of these expenses have not changed. Related costs for the second quarter of 1998 increased 112.5% to $563,000 from $265,000 for the second quarter of 1997, representing 17.5% and 12.3% of net sales, respectively. This increase was primarily a result of increased expenses associated with additional staffing related to development of product management teams and product development of the binding and apparel product lines. Product development expenses for the second quarter of 1998 related to boards were $8,000, for bindings $89,000, for boots $28,000, for apparel $16,000, and for accessories $25,000, totaling $166,000 compared to $33,000 for all product lines in the second quarter of 1997. This increase is a reflection of the Company's significant efforts towards development of its proprietary step-in binding system.

  General and Administrative. General and administrative expenses for the second quarter of 1998 increased 31.4% to $1,213,000 from $923,000 for the second quarter of 1997, representing 37.6% and 43.0% of net sales, respectively. This increase was due to the increased staffing with the acquisition of Westbeach and the addition of retail store employees. These staff related expenditures reflected a 79.1% increase in the second quarter of 1998 compared to the second quarter of 1997. An increase in depreciation of 187.0% in the second quarter of 1998 to $132,000 from $46,000 in the second quarter of 1997 was a result of a revision in the estimate of remaining useful life of certain equipment. Legal expenditures increased 237.3% in the second quarter of 1998, compared to the second quarter of 1997. This is a result of financing issues related to loan agreements with LaSalle Business Credit and Foothill Capital Corp. The Company also recognized goodwill in the acquisition of Westbeach, resulting in related amortization of $69,000 during the second quarter of 1998 compared to $-0- in the second quarter of 1997. Bad debt expenses decreased 93.4% in the second quarter of 1998 compared to the second quarter of 1997. All other categories of expenses remained relatively consistent on a total expenditure basis from period to period.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on August 24, 1998.

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