Form 10-K/A
period 1997-12-27
MORROW SNOWBOARDS INC
filed 1998-10-13
CIK 866415

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    CONTENTS

 PART I  .................................................................    1
 Item 1.  Business........................................................    1
 PART II .................................................................   13
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   13
 Item 8.  Financial Statements and Supplemental Data......................   20
 SIGNATURES...............................................................   40

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

  Morrow was incorporated in 1989 as an Oregon corporation. In November 1997, Morrow acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd. ("Westbeach"), a British Columbia company established in 1979 as a merchandiser of clothing products. Westbeach was subsequently amalgamated with two acquisition entities to form Morrow Westbeach Canada ULC, a Nova Scotia unlimited liability company. Westbeach is well recognized for its designs, manufacturing, wholesaling and retailing of snowboarding apparel and casual clothing. Wholesale clothing sales account for approximately 2/3 of Westbeach's sales which are sold in 15 countries through a network of distributors and sales representatives. Westbeach also sells snowboards, boots, bindings and a full line of apparel and accessories through its three retail stores in Canada and the U.S. Westbeach has three subsidiaries: an Austrian Corporation whose principal activity consists of a European sales and warehousing operation, a United Kingdom corporation whose principal activity consists of European sales and a Washington corporation whose principal activity is U.S. wholesale and retail sales. Morrow also has a Guam foreign sales corporation, Morrow International, Inc.

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

  Levante, Inc., the exclusive distributor of "Westbeach" brand products in Japan, accounted for approximately 21% and 31% of Westbeach's net sales for the years ended December 27, 1997 and December 31, 1996, respectively. Morrow believes the decline in clothing sales to Japan during 1997 is attributable to economic conditions in that country, including lower disposable income and the reduced exchange value of the Yen. Westbeach has an exclusive distributorship agreement with Levante through 2000. While Levante has been required to purchase certain minimum quantities of Westbeach products in the past, the minimum purchase requirements, if any, are being discussed and renegotiated currently. The contract may be canceled if minimum orders are not received. Westbeach has no economic interest in Levante. No other customer accounted for more than 10% of Westbeach's net sales in 1997 or 1996.

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

  The Company markets its snowboarding apparel and accessories and street clothing through the same channels as its snowboards.

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

COMPETITION

  The snowboard industry is highly competitive, and the Company expects this competition to increase as market interest in snowboards continues to grow. The Company's snowboards and apparel compete principally on performance, brand/product image and price. The Burton Corporation is currently the leader in the industry, followed by K-2, Ride and Morrow, with several other companies having smaller but significant market shares, and over 100 other smaller manufacturers and distributors sharing the remainder of the market. The Company believes that significant consolidation will occur over the next two years. The Company competes with a number of established manufacturers and distributors. In addition, manufacturers and large ski and sporting goods companies could introduce additional competition by developing new snowboard brands or acquiring other snowboard companies. Nike, Inc. has indicated it intends to market Nike(R) brand snowboards and boots and bindings in the 1999/2000 season.

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

                                    PART II

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
                                             =====        =====        =====

COMPARISON OF THE YEARS ENDED DECEMBER 27, 1997 AND DECEMBER 31, 1996

  Net Sales. Net sales for 1997 decreased 36.1% to $20,253,000, ($18,443,000 or 41.8% if Westbeach sales are excluded) from $31,699,000 for 1996. The decrease in sales was primarily due to the general oversupply of snowboards in the market in 1996 and Company efforts to combat "gray market" sales into conventional distribution channels. "Gray market" sales are sales of products that have been diverted from the normal distribution channels, usually involving diversion of product from one geographic area to another. Such sales on a short-term basis may actually increase product sales, but because they disrupt marketing of the normal distribution channel, the normal distribution channel may order fewer boards due to uncertainty regarding orders. Gray market sales are difficult to police in advance, as the products are generally not discovered until they reach the retail stores. The Company's efforts to control such sales were adding serial numbers on its snowboards to identify the diverters, and in the fiscal year ended December 27, 1997, eliminating, reducing or imposing controls on sales to apparently legitimate distribution sources shown to have engaged in "gray market" activity in the prior year. The reduced sales resulted from the Company refusing to take orders from known "gray marketers" and lower worldwide sales, including gray market sales, due to the oversupply of snowboard products. The "gray market" sales caused a decrease in pre-season sales orders for 1997, as well as reorders during 1997. The sale of snowboards in 1997 decreased 39.6% to $12,833,000 from $21,246,000 in 1996.

  The sale of bindings decreased 55.8% to $3,683,000 in 1997 from $8,337,000 for 1996. The sale of boots decreased 12.8% to $1,248,000 for 1997 compared to $1,432,000 in 1996. As a percentage of net sales, snowboards represented 63.3% in 1997 (69.6% if Westbeach sales are excluded) compared to 67% in 1996. In 1997, "Morrow" brand snowboards represented 59.6%, (94.0% of total snowboard sales), (65.4% if Westbeach sales are excluded) of net sales compared to 65.2% (97.2% of total snowboard sales) in 1996. OEM snowboard sales represented 3.7% of net sales in 1997 (4.0% if Westbeach sales are excluded) compared to 1.8% in 1996. As a percentage of net sales, binding sales decreased to 18.2% in 1997 (20.0% if Westbeach sales are excluded) compared to 26.3% for 1996 partially due to the lack of a step-in binding. Boot sales increased to 6.2% of net sales in 1997 (6.8% if Westbeach sales are excluded) from 4.5% in 1996. Apparel sales increased to 6.8% of net sales in 1997 from 2.2% in 1996 largely due to Westbeach sales which were 3.3% of net sales in 1997. Retail sales constituted 5.5% of total sales as a result of the Westbeach acquisition in November 1997. Except for discounting of excess carryover inventory in the first fiscal quarter and leftover inventory in the fourth quarter, changes in the net sales are principally attributable to changes in the number of units of various products sold.

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

  Assuming certain minimum pre-book orders for the 1998/99 season, the Company believes that it has adequate resources at its disposal to raise additional working capital either under the existing revolving credit facility, or by selling or mortgaging the building where its snowboards are manufactured, or issuing new subordinated debt or preferred securities. In addition, the Company believes it will be able to trim its operating costs significantly in 1998 such that the amount of additional working capital required will be reduced. The Company expects to trim operating costs in 1998 through two sources: (1) the realization of efficiencies from consolidating the Company and Westbeach Snowboard Canada Ltd. and (2) reviewing and eliminating discretionary costs where possible, a common business practice. The expected efficiencies from the Westbeach merger were disclosed in the Form 8-K/A filed January 20, 1998. However, there can be no assurance that the Company will be able to raise additional capital on terms acceptable to the Company or that it will be able to do so on a timely basis.

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

 Depreciation and Amortization

  Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets, which are 10 to 35 years for buildings and improvements, and 3 to 12 years for equipment, fixtures and other. Amortization of leasehold improvements and equipment under capital lease is provided using the straight-line method over the expected useful lives of the assets or the initial term of the lease (including periods related to renewal options which are expected to be exercised), whichever is shorter. Amortization is included in depreciation expense.

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

  The Company, pursuant to an agreement, retained Pacific Crest Securities, Inc. ("Pacific Crest") to act as its investment banking representative in connection with the Westbeach acquisition. A director of the Company is also an officer and director of Pacific Crest. In connection wit this agreement, the Company paid Pacific Crest fees and expenses of approximately $163,000. The Company believes that the agreement with Pacific Crest was on terms comparable to those available in the market place.

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

--------
(a)Balances written-off, net of recoveries

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on October 13, 1998.

                                       MORROW SNOWBOARDS, INC.

                                                 /s/ P. Blair Mullin
                                       By: ___________________________________
                                                     P. Blair Mullin
                                           President, Chief Financial Officer,
                                                 Treasurer and Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 has been signed by the following persons in the capacities indicated on October 13, 1998.




          /s/ P. Blair Mullin              Chief Financial Officer (principal
 ________________________________________  executive officer, principal
              P. Blair Mullin              financial officer and principal
                                           accounting officer)

         /s/ Victor G. Petroff             Chairman of the Board
 ________________________________________
             Victor G. Petroff

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