Form 10-Q/A
period 1998-06-27
MORROW SNOWBOARDS INC
filed 1998-10-13
CIK 866415

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                  FORM 10-Q/A
                                Amendment No. 2
--------------------------------------------------------------------------------

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


  The revolving facility and term loan are secured by substantially all of the Company's assets. The revolving credit facility contains various covenants that require the Company, among other things, to meet certain objectives with respect to net worth, an "EBITDA" test as defined in the credit facility and capital expenditures. The credit facility is available through May 6, 2002.

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