Form 10-Q
period 1998-09-26
MORROW SNOWBOARDS INC
filed 1998-11-10
CIK 866415

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

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

                         COMMISSION FILE NUMBER 0-27002
             ----------------------------------------------------

                            MORROW SNOWBOARDS, INC.
            (Exact name of Registrant as specified in its charter)

            OREGON                                     93-1011046
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)
             ----------------------------------------------------

                            2600 PRINGLE ROAD, S.E.
                             SALEM, OREGON  97302
                   (Address of principal executive offices)
                                (503) 375-9300

             (Registrant's telephone number; including area code)

             ----------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [_] no

The number of shares outstanding of the registrant's common stock, no par value, as of September 30, 1998 was 6,176,556.

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

Signatures

                         PART I.  FINANCIAL INFORMATION


                         Item 1.  Financial Statements



                            MORROW SNOWBOARDS, INC.
                             For the Quarter Ended
                               September 26, 1998

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                               ----------------         ---------------
                                ASSETS                                           SEPTEMBER 26,            DECEMBER 27,
                                                                                      1998                    1997
                                                                               ----------------         ---------------
Current Assets:
  Cash and cash equivalents                                                         $       360             $       855
  Accounts receivable, less allowance for uncollectible accounts                          7,772                   6,058
  Inventories                                                                             7,173                   5,926
  Prepaid expense                                                                           204                     628
  Refundable income taxes                                                                   285                     285
  Other current assets                                                                      255                     159
                                                                                 --------------           -------------
    Total Current Assets                                                                 16,049                  13,911
Property, plant and equipment, net                                                        9,219                   9,547
Other assets:
  Goodwill, net                                                                           3,950                   4,061
  Other assets, net                                                                         113                     134
                                                                                 --------------           -------------
    Total Other Assets                                                                    4,063                   4,195
                                                                                 --------------           -------------
      Total Assets                                                                  $    29,331             $    27,653
                                                                                 ==============           =============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line of credit                                                                    $     3,822             $     1,923
  Accounts payable                                                                        3,140                   1,648
  Accrued liabilities                                                                     2,141                   1,601
  Current portion of long term debt                                                       2,127                     139
                                                                                 --------------           -------------
    Total Current Liabilities                                                            11,230                   5,311
Long-Term Liabilities:
  Capital lease obligations, net of current portion                                         168                     254
  Deferred income taxes                                                                      30                      30
                                                                                 --------------           -------------
    Total Long-Term Liabilities                                                             198                     284
Commitments and Contingencies
Shareholders' Equity
  Preferred stock, no par, 10,000,000 shares authorized
    no shares issued or outstanding                                                       -                       -
  Common stock, no par, 20,000,000 shares authorized,
    6,176,556 and 6,176,556 shares issued and outstanding                                27,116                  27,116
  Notes receivable for common stock                                                         (94)                    (94)
  Accumulated deficit                                                                    (9,142)                 (5,014)
  Cumulative translation adjustment                                                          23                      50
                                                                                 --------------           -------------
    Total Shareholders' Equity                                                           17,903                  22,058
                                                                                 --------------           -------------
      Total Liabilities and Shareholders' Equity                                    $    29,331             $    27,653
                                                                                ===============           =============




The accompanying notes are an integral part of these consolidated balance sheets.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                     FOR THE NINE MONTHS ENDED            FOR THE THREE MONTHS ENDED
                                               -----------------------------------    ---------------------------------
                                                SEPTEMBER 26,       SEPTEMBER 27,      SEPTEMBER 26,      SEPTEMBER 27,
                                                    1998                1997                1998               1997
                                               --------------     ---------------     ---------------    -------------
Net Sales                                             $18,280             $13,011             $12,278          $10,173
Cost of Goods Sold                                     12,404               9,316               7,872            7,085
                                                --------------     ---------------     ---------------    -------------
   Gross Profit                                         5,876               3,695               4,406            3,088
Operating Expenses:
   Selling, marketing and customer service              3,924               3,503               1,470            1,422
   Engineering, advance design and product
     management                                         1,704                 652                 335              149
   General and administrative                           3,821               2,228               1,395              614
   Loss on write-down of fixed assets                      68                -                     68             -
                                               --------------     ---------------     ---------------    -------------
       Total Operating Expenses                         9,517               6,383               3,268            2,185
                                               --------------     ---------------     ---------------    -------------
Operating Income (Loss)                                (3,641)             (2,688)              1,138              903
Other Income (Expense):
   Interest expense                                      (433)                (59)               (168)             (32)
   Other income (expense)                                   1                 245                 (55)              28
                                              ---------------     ---------------     ---------------    -------------
       Total Other Income (Expense)                      (432)                186                (223)              (4)
                                              ---------------     ---------------     ---------------    -------------
Income (Loss) Before Income Tax                        (4,073)             (2,502)                915              899
Income Tax Benefit (Expense)                              (55)                885                 (55)            (449)
                                              ---------------     ---------------     ---------------    -------------
Net Income (Loss)                                     $(4,128)            $(1,617)            $   860          $   450
                                              ===============     ===============      ==============    =============
Net Income (Loss) Per Share:
   Basic                                              $ (0.67)            $ (0.29)            $  0.14          $  0.08
                                              ===============     ===============      ==============    =============
   Diluted                                            $ (0.67)            $ (0.29)            $  0.14          $  0.08
                                              ===============     ===============      ==============    =============
Weighted Average Number of Shares Used in
  Computing Per Share Amounts:
    Basic                                           6,176,556           5,599,956           6,176,556        5,582,516
                                              ===============     ===============      ==============    =============
    Diluted                                         6,176,556           5,599,956           6,176,556        5,806,843
                                              ===============     ===============      ==============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                                   CUMULATIVE
                                                   COMMON STOCK             NOTES    ACCUMULATED   TRANSLATION
                                          -----------------------------
                                               SHARES         AMOUNT     RECEIVABLE    DEFICIT     ADJUSTMENT     TOTAL
                                          ---------------- ------------ ------------ --------------------------------------
Balance, December 27,1997                     6,176,556        $27,116      $   (94)    $(5,014)       $  50      $22,058
  Net loss                                                         -           -         (4,128)         -         (4,128)
  Translation adjustment                                           -           -            -            (27)         (27)
                                            ===========    ===========   ==========  ==========  ===========  ===========
Balance, September 26,1998                    6,176,556        $27,116      $   (94)    $(9,142)       $  23      $17,903
                                            ===========    ===========  ============ ==========  ===========  ===========




The accompanying notes are an integral part of these consolidated financial statements.

                   MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              FOR THE NINE MONTHS ENDED
                                                                         ------------------ ------------------
                                                                           SEPTEMBER 26,      SEPTEMBER 27,
                                                                                1998               1997
                                                                         ------------------ ------------------
Cash Flows From Operating Activities:
  Net loss                                                                $  (4,128)         $  (1,617)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                             1,644                892
    Loss on write-down of fixed assets                                           68                 -
    Loss on retirement of fixed assets                                           92                 -
    Deferred income taxes                                                        -                (885)
    Other                                                                       (27)                -
    Changes in operating assets and liabilities
      (Increase) Decrease in accounts receivable                             (1,714)               859
      Increase  in inventories                                               (1,247)            (1,752)
      Decrease in prepaid expenses                                              424                207
      (Increase) Decrease in other assets                                      (257)                15
      Increase (Decrease) in accounts payable                                 1,492               (634)
      Increase (Decrease) in accrued liabilities                                540               (871)
                                                                          -----------------  -----------------
    Net Cash Used In
      Operating Activities                                                   (3,113)            (3,786)
Cash Flows From Investing Activities:
  Redemption of short-term investments                                           -               3,700
  Acquisition of property and equipment                                      (1,230)            (2,288)
  Proceeds from sale of equipment                                                47                 -
                                                                          -----------------  -----------------
    Net Cash Provided By (Used In)
      Investing Activities                                                   (1,183)             1,412
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                                         -                  18
  Payments for repurchase of common stock                                        -                (596)
  Proceeds from issuance of long-term liabilities                             2,000                 -
  Principal payments on long-term liabilities                                   (98)              (186)
  Line of credit borrowings, net                                              1,899                 -
                                                                          -----------------  -----------------
    Net Cash Provided By (Used In)
      Financing Activities                                                    3,801               (764)
                                                                          -----------------  -----------------
Decrease In Cash and Cash Equivalents                                          (495)            (3,138)
Cash and Cash Equivalents at Beginning of Period                                855              5,062
                                                                          -----------------  -----------------
Cash and Cash Equivalents at End of Period                                $     360          $   1,924
                                                                          =================  =================


Supplemental disclosure:
  Cash paid for interest                                                  $     261          $      59
  Cash paid for income taxes                                              $      55          $     440
Noncash Transactions:
  Tax Benefit on exercise of stock options and warrants                          -                   9

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries at September 26, 1998, and for the quarters and nine months ended September 26, 1998 and September 27, 1997, they do not include all notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended December 27, 1997, contained in the Company's Form 10-K/A, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the quarter and nine months ended September 26, 1998 are not necessarily indicative of the results that may be expected for the full year.

2.   WESTBEACH ACQUISITION

     On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd. in exchange for 584,240 newly-issued shares of the Company's common stock valued at $1,680,000, cash of approximately $2,251,000 and fees and expenses of $425,000. Subsequent to the acquisition, Westbeach Snowboard Canada Ltd. was merged into Morrow Westbeach Canada ULC, a wholly owned subsidiary of the Company. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value (which approximated historical carrying value) of the net assets acquired allocated to goodwill.

     Summarized unaudited pro forma results of operations, assuming the Westbeach acquisition took place on January 1 of 1997, are as follows:

                                   For the Nine Months Ended                        For the Three Months Ended
                               (in thousands, except share data)                (in thousands, except share data)
                              ---------------------------------               ------------------------------------
                              September 26,      September 27,                 September 26,      September 27,
                                 1998               1997                          1998               1997
                               (Actual)          (Proforma)                     (Actual)          (Proforma)
                              --------------     --------------               ---------------     ----------------
Net sales                         $  18,280           $  18,493                    $  12,278            $  13,479
Net income (loss)                    (4,128)             (2,438)                         860                  852
Income (loss) per share:
   Basic                          $   (0.67)              (0.39)                        0.14                 0.14
   Diluted                        $   (0.67)              (0.39)                        0.14                 0.13

3.   SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year

     Effective January 1, 1997, the Company changed its year end from a calendar year ended December 31st to a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the third fiscal quarter of 1998 began on June 28, 1998 and ended on September 26, 1998, whereas the prior fiscal quarter ended on September 27, 1997.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with an original maturity of three months or less.

     Financial Instruments

     A financial instrument is cash or a contract that imposes or conveys, a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of September 26, 1998 and December 27, 1997.

     Inventories

     Inventories are stated at the lower of cost or market using standard costs which approximate the first-in, first-out (FIFO) method. Costs for inventory valuation include labor, materials and manufacturing overhead.

     Depreciation and Amortization

     Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets, which are 10 to 35 years for buildings and improvements, and 3 to 12 years for equipment, fixtures and other assets. As of December 28, 1997, the Company prospectively revised the lives of certain equipment and tooling. This change increased the loss for the nine months ended September 26, 1998 by $283,000 or $.05 per share and for the quarter ended September 26, 1998 by $66,000 or $.01 per share. Amortization of leasehold improvements, facilities and equipment under capital lease is provided using the straight-line method over the expected useful lives of the assets or the initial term of the lease (including periods related to renewal options which are expected to be exercised), whichever is shorter. Amortization is included in depreciation expense.

     Goodwill and Other Long Lived Assets

     Goodwill resulting from the Westbeach acquisition is being amortized over 15 years using the straight-line method and is net of amortization of $242,000 at September 26, 1998. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on undiscounted projected cash flows. If the valuation indicates that undiscounted cash flows are insufficient to recover the recorded assets, then the projected cash flows are discounted to determine the revised carrying value and a write-down for the difference is recorded.

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

                                                   For the Nine Months Ended             For the Three Months Ended
                                                (in thousands except share data)      (in thousands except share data)
                                                ----------------------------------    ----------------------------------
                                                 Sept. 26,              Sept. 27,      Sept. 26,              Sept. 27,
                                                    1998                  1997           1998                   1997
                                                ------------          ------------     ------------          ------------
Earnings:
Net income (loss) for Basic EPS                   ($4,128)              ($1,617)               $860                 $450
Net income (loss) for Diluted EPS                 ($4,128)              ($1,617)               $860                 $450

Shares:
Weighted average shares outstanding for         6,176,556             5,599,956           6,176,556            5,582,516
 Basic EPS
Stock option and warrant dilution (1)                   -                     -                   -              224,327
Weighted average shares for Diluted EPS         6,176,556             5,599,956           6,176,556            5,806,843
  Basic EPS                                        ($0.67)               ($0.29)              $0.14                $0.08
  Diluted EPS                                      ($0.67)               ($0.29)              $0.14                $0.08


(1) The effect of potential common securities are excluded from the dilutive calculation for the periods ended September 26, 1998 and for the nine months ended September 27, 1997 as their effect would be antidilutive. Options and warrants to purchase 477,223 shares of common stock at an average price of $3.82 per share were outstanding during the third quarter of 1998 but were not included in the computation of diluted EPS.

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

4.   INVENTORIES

     Inventories consisted of the following:

                                               September 26,            December 27,
                                                   1998                    1997
                                            ------------------      ------------------
                                                          (in thousands)
Finished goods                                      $4,043                  $2,836
Retail Goods                                           967                     818
Work-in-Process                                        603                     413
Raw materials                                        1,907                   2,394
                                            ------------------      ------------------
                                                     7,520                   6,461
Less reserve for obsolete inventory                   (347)                   (535)
                                            ==================      ==================
 Total inventories                                  $7,173                  $5,926
                                            ==================      ==================

5.   DEBT

     On May 7, 1998, the Company entered into a new credit facility with Foothill Capital Corporation ("Lender") which credit facility replaces the Company's prior credit facility with LaSalle Business Credit, Inc. ("Prior Lender") which has been fully repaid. The Company's line of credit under the new credit facility is up to $10,000,000. The new credit facility includes a revolving credit up to $10,000,000, an inventory subline of $3,500,000, a letter of credit subline up to $5,000,000, a term loan of $2,000,000 and a one-time overadvance subline of up to $750,000.
Borrowings available under the revolving credit facility and line are reduced by borrowings from time to time under the other credit facilities. The amount that may be borrowed is also limited to the value of certain eligible inventory, accounts receivable and other assets. At September 26, 1998 the Company has borrowed approximately $5,822,000 under the credit facility which includes the $2,000,000 term loan and $3,822,000 under the revolving line of credit. In addition, the Company has issued letters of credit of $1,711,000 under the letter of credit subline.

     The credit facility bears interest at the Lender's Reference Rate plus
 .5% to 1.5% depending on the principal amount outstanding. The Company is required to pay a monthly fee equal to .25% per annum on the average unused amount of the revolving credit facility. The credit facility was issued based on a loan fee of $200,000, payable in installments and monthly servicing fees of $4,000 per month. The one-time advance subline was used to fund peak seasonal needs in spring 1998 and was fully repaid by September 1998. The term loan provides for interest only payments in the first year, monthly principal payments of approximately $42,000 thereafter and the remaining principal balance of $542,000 due May 6, 2002. A fee of 1.5% per annum is payable on the undrawn amount of outstanding letters of credit.

     The revolving facility is secured by substantially all of the Company's assets and is available through May 6, 2002. The revolving credit facility contains various covenants that require the Company, among other things, to meet certain objectives with respect to net worth, an "EBITDA" test as defined in the credit facility and capital expenditures. As of September 26, 1998, the Company was not in compliance with the "EBITDA" test, therefore all long term debt balances have been classified as current.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company acquired Westbeach, a merchandiser of snowboarding apparel and casual clothing, on November 13, 1997. Accordingly, Westbeach financial information and operating results are included in the Company's first nine months of results for 1998, but not for the first nine months of 1997. Due to the seasonal nature of the snowboard industry a majority of the Company's sales occur in the third and fourth quarters of the year.

     The Company accumulates a significant backlog of sales orders beginning in February of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company begins to deliver snowboards, snowboard products and apparel, backlog decreases and is usually eliminated by the end of the year. The Company had net sales of $18,280,000 and estimated open (preseason and new order) sales orders of approximately $5,200,000 for Morrow, Westbeach and OEM products at September 26, 1998. At September 27, 1997, the Company had net sales of $13,011,000 and estimated open sales orders of approximately $4,000,000. Open sales orders are subject to cancellation.

     The Company's net sales increased 40.5% to $18,280,000 for the nine months ended September 26, 1998 from $13,011,000 in the nine months ended September 27, 1997.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause actual consolidated results for the first nine months of 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, new initiatives by competitors, price pressures, cancellation of preseason orders, inventory risks due to shifts in market demand, excess wholesale and retail inventory, gray market sales of the Company's and competitors' goods, raw material costs, the ability to manufacture product at planned costs, weather in primary winter resort areas of the world, and the risk factors listed from time to time in the Company's SEC reports, including, but not limited to, the Report on Form 10-K/A for the fiscal year ended December 27, 1997.

     The Company's year-to-date net sales of $18,280,000 and backlog of $5,200,000 at September 26, 1998 are up from those reported at September 27, 1997, with net sales of $13,011,000 and a backlog of $4,000,000. Management attributes this increase to the acquisition of Westbeach.

     The snowboard market worldwide has in prior years experienced a significant oversupply of products at both the retail and wholesale level, which contributed to soft market conditions throughout the industry. Management believes this oversupply has been materially reduced. Management is unaware of any other trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity. However, investors should also be aware of factors which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes, regulations and laws affecting the worldwide business in each of the Company's markets; competitive product, advertising, promotional and pricing activity; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; the difficulty of forecasting sales at certain times in certain markets; and securing financial support to meet the requirements of the Company.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of net sales.

                                                        NINE MONTHS ENDED                THREE MONTHS ENDED           YEAR ENDED
                                                    -------------------------------------------------------------------------------
                                                    SEPT. 26          SEPT. 27        SEPT. 26        SEPT. 27         DEC. 27,
                                                      1998              1997            1998            1997             1997
                                                    -------------------------------------------------------------------------------
Net Sales                                                100.0 %         100.0 %         100.0 %         100.0 %           100.0 %
Cost of Goods Sold                                        67.9            71.6            64.1            69.6              78.9
                                                    -------------------------------------------------------------------------------
   Gross Profit                                           32.1            28.4            35.9            30.4              21.1
                                                    -------------------------------------------------------------------------------
Operating Expenses:
   Selling, marketing and customer service                21.5            26.9            12.0            14.0              23.0
   Engineering, advance design  and product
       management                                          9.3             5.0             2.7             1.5               8.2
    General and administrative                            20.9            17.1            11.4             6.0              18.7
    Loss on write-down of fixed assets                     0.3               -             0.6               -               7.8
                                                    -------------------------------------------------------------------------------
       Total Operating Expenses                           52.0            49.0            26.7            21.5              57.7
                                                    -------------------------------------------------------------------------------

Operating Income (Loss)                                  (19.9)          (20.6)            9.2             8.9             (36.6)
     Interest expense                                     (2.4)           (0.5)           (1.6)           (0.3)             (0.4)
     Other income (expense)                               (0.0)            1.9            (0.4)            0.2               1.7
                                                    -------------------------------------------------------------------------------
Income (Loss) Before Income Tax                          (22.3)          (19.2)            7.4             8.8             (35.3)
Income Tax Benefit (Expense)                              (0.3)            6.8            (0.4)           (4.4)              0.6
                                                    -------------------------------------------------------------------------------
Net Income (Loss)                                        (22.6)%         (12.4)%           7.0 %           4.4 %           (34.7)%
                                                    -------------------------------------------------------------------------------



Comparison of the Nine Months ended September 26, 1998 and September 27, 1997

     Net Sales. Net sales for the first nine months of 1998 increased 40.5% to $18,280,000 from $13,011,000 in the first nine months of 1997, reflecting the addition of $4,235,000 from Westbeach apparel sales, $1,990,000 from Westbeach retail sales and a decrease of $363,000 in Morrow brand hard good sales (boards, boots and bindings). The majority of "Morrow" branded hard good product sales occur in the third and fourth quarters of the year. In the first nine months of 1998 sales consisted of 65.4% of the "Morrow" branded hard goods, with the balance attributable to apparel and retail sales. By comparison, during the first nine months of 1997, sales consisted of 95.1% of the "Morrow" branded hard goods, with the rest attributable to "Morrow" apparel and accessories.
Snowboard sales were up 19.6% in the first nine months of 1998, compared to the first nine months of 1997. As a percentage of net sales, the snowboard sales represented 56.3% of total net sales in the first nine months of 1998, compared to 66.5% of total net sales in the first nine months of 1997. Due to late deliveries by suppliers in the third quarter, net sales for boots decreased 64.5% in the first nine months of 1998, representing 0.2% of net sales compared to 8.0% in the first nine months of 1997. Since many customers prefer to receive boots and bindings in the same shipment, with the delay in boot deliveries, net sales for bindings decreased by 39.1%, representing 8.9% of net sales in the first nine months of 1998, compared to 21.0% in the first nine months of 1997. Apparel and accessory sales increased $3,880,000, representing 23.8% of net sales in the first nine months of 1998, compared to 3.8% in the first nine months of 1997 largely due to Westbeach apparel sales, which were 23.1% of total net sales for the nine month period. Retail sales constituted 10.8% of total sales as a result of the Westbeach acquisition in November 1997.

     Gross Profit (Loss). Gross profit for the first nine months of 1998 increased 59.0% to $5,876,000 or 32.1% of net sales compared to $3,695,000 or 28.4% of net sales for the first nine months of 1997. This is a result of increased apparel and retail sales due to the acquisition of Westbeach in November, 1997 and cost cutting measures taken in the second quarter of 1998 to reduce the overhead costs for board production. Sales for the first nine months of 1998 are largely comprised of the 1998 spring/summer and fall clothing lines, retail sales and 1998/99 boards and outerwear, with a lesser amount of sales contributed by the closeout of 1997/98 product lines.

     Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the first nine months of 1998 increased 12.0% to $3,924,000 from $3,503,000 for the first nine months of 1997, representing 21.5% and 26.9% of net sales, respectively. This increase is a result of increased commission expenses on the increased sales revenues, increased contract costs of certain Company team riders and settlement costs related to the termination of contracts with other Company team riders. Since the acquisition of Westbeach, the Morrow and Westbeach sales and distribution networks have been combined to generate more efficient use of the sales and marketing staff, along with greater penetration in the North American and international markets for the combined product lines. These efficiencies were fully realized by the end of the first nine months of 1998.

     Engineering, Advance Design and Product Management. Engineering, advance design and product management expenses were previously identified as "Engineering, Research and Development". Although the title has changed to indicate more clearly the type of expenses, the nature of these expenses has not changed. Related costs for the first nine months of 1998 increased 161.3% to $1,704,000 from $652,000 for the first nine months of 1997, representing 9.3% and 5.0% of net sales, respectively. This increase was primarily a result of increased expenses associated with additional staffing related to development of product management teams, production engineering and further product development for the binding and apparel product lines.

     General and Administrative. General and administrative expenses for the first nine months of 1998 increased 71.5% to $3,821,000 from $2,228,000 for the first nine months of 1997, representing 20.9% and 17.1% of net sales, respectively. This increase was due to increased staffing resulting from the Westbeach acquisition, including the addition of employees at three retail stores. Legal and consulting expenditures increased during the first nine months of 1998 compared to the first nine months of 1997 as a result of SEC compliance activities related to the Westbeach acquisition and financing issues related to loan agreements with LaSalle Business Credit and Foothill Capital Corp. The Company also recognized goodwill in the acquisition of Westbeach, resulting in related amortization costs during the first nine months of 1998, whereas no such expense was incurred during the first nine months of 1997.

     Loss on Write-Down of Fixed Assets. During the first nine months of 1998, the Company recognized a loss on write-down of tooling for the 98/99 board models that have completed production and are discontinued for the 99/00 season, whereas in the first nine months of 1997, production of discontinued lines had not been completed and therefore no such costs were incurred.

     Interest Expense. Interest expense increased to $433,000 for the first nine months of 1998 from $59,000 for the first nine months of 1997. The Company's need to partially fund the acquisition of Westbeach in November 1997 and its continued borrowings to fund operations during the first nine months of 1998 created an increase in interest expense of $374,000 compared to the first nine months of 1997. Related amortization of deferred financing fees, included in interest expense, was recognized in the first nine months of 1998, whereas in
1997 no such expenditures were incurred.   In May 1998 the Company terminated
its financing agreement with LaSalle Business Credit, Inc. and as a result $62,000 of deferred financing fees related to this agreement were expensed in the first nine months of 1998.

     Other Income. Other income was $1,000 in the first nine months of 1998, compared to income of $245,000 in the first nine months of 1997. The utilization of Company cash in the Westbeach acquisition significantly reduced Company funds available for investment. The Company's ability to capitalize on cash discounts with its vendors has been impaired by its use of cash and, as a result, discounts earned and taken decreased and finance charges increased in the first nine months of 1998 as compared to the first nine months of 1997.

     Income Tax Benefit (Expense). The income tax expense of $55,000 for the first nine months of 1998 related to previously unrecognized taxes on the income of the Canadian subsidiary for the period November 13, 1997 through December 27, 1997. The Company did not recognize an income tax benefit based on its loss for the first nine months of 1998. The income tax benefit for the first nine months of 1997 was $885,000, based on the Company's estimated tax rate of approximately 39.0%

     Net Loss. Net loss for the first nine months of 1998 was $4,128,000 compared to $1,617,000 for the first nine months of 1997.


Comparison of the Quarters ended September 26, 1998 and September 27, 1997

     Net Sales. Net sales for the third quarter of 1998 increased 20.7% to $12,278,000 from $10,173,000 in the third quarter of 1997, reflecting the addition of $3,167,000 from Westbeach apparel sales, $801,000 from Westbeach retail sales and a decrease of $1,408,000 in "Morrow" brand hard good sales (boards, boots and bindings). The majority of "Morrow" branded product sales occur in the third and fourth quarters of the year. In the third quarter of 1998, 67.2% of sales consisted of the "Morrow" branded hard goods, with the balance attributable to apparel and retail sales. By comparison, during the third quarter of 1997, 95.9% of sales consisted of the "Morrow" branded hard goods. Snowboard sales were up 2.0% in the third quarter of 1998, compared to the third quarter of 1997. As a percentage of net sales, the snowboard sales represented 57.2% of total net sales in the third quarter of 1998 compared to 68.5% of total net sales in the third quarter of 1997. Due to late deliveries by suppliers, there were no sales of boots in the third quarter of 1998, compared to $943,000 in the third quarter of 1997 representing 9.3% of net sales. Since many customers prefer to receive boots and bindings in the same shipment, with the delay in boot deliveries, net sales for bindings decreased by 32.6%, representing 10.0% of net sales in the third quarter of 1998 compared to 18.1% in the third quarter of 1997. Apparel and accessory sales increased by $2,881,000, representing 26.3 % of net sales in the third quarter of 1998 compared to 4.1% in the third quarter of 1997, largely due to Westbeach apparel sales, which were 25.6% of total net sales for the third quarter. Retail sales constituted 6.5% of total sales in the third quarter of 1998 as a result of the Westbeach acquisition in November 1997.

     Gross Profit (Loss). Gross profit for the third quarter of 1998 increased 42.7% to $4,406,000 or 35.9% of net sales compared to $3,088,000 or 30.4% of net sales for the third quarter of 1997. This is a result of increased apparel and retail sales due to the acquisition of Westbeach in November, 1997 and cost cutting measures taken in the second quarter of 1998 to reduce the overhead
costs for board production.   Third quarter sales are largely comprised of
retail sales, the fall 1998 clothing line and the 1998/99 product lines for boards and outerwear.

     Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the third quarter of 1998 increased 3.4% to $1,470,000 from $1,422,000 for the third quarter of 1997, representing 12.0% and 14.0% of net sales, respectively. This increase is a result of increased commission expenses on the increased sales revenues, increased contract costs for certain Company team riders and settlement costs related to the termination of contracts with other Company team riders. These increases are offset by decreases in promotional and advertising expenditures. Since the acquisition of Westbeach, Morrow and Westbeach sales and distribution networks have been combined to generate more efficient use of the sales and marketing staff, along with greater penetration in the North American and international markets for the combined product lines. These efficiencies and operating synergies were fully recognized in the third quarter of 1998.

     Engineering, Advance Design and Product Management. Engineering, advance design and product management expenses were previously identified as "Engineering, Research and Development". Although the title has changed to indicate more clearly the type of expenses, the nature of these expenses has not changed. Related costs for the third quarter of 1998 increased 124.8% to $335,000 from $149,000 for the third quarter of 1997, representing 2.7% and 1.5% of net sales, respectively. This increase was partially a result of increased expenses associated with additional staffing related to development of product management teams and product development of the binding and apparel product lines. In addition, as a result of the acquisition of Westbeach, the Company incurred costs related to the development of the spring and fall 1999 apparel product lines, whereas in the third quarter of 1997, the Company did not produce a special line of apparel geared to the spring season.

     General and Administrative. General and administrative expenses for the third quarter of 1998 increased 126.8% to $1,395,000 from $614,000 for the third quarter of 1997, representing 11.4% and 6.0% of net sales, respectively. This increase was due to the increased staffing with the acquisition of Westbeach, including the addition of employees at three retail stores. The Company also recognized goodwill in the acquisition of Westbeach, resulting in related amortization costs during the third quarter of 1998, whereas no such expense was incurred during the third quarter of 1997. Legal and consulting expenditures increased during the third quarter of 1998 compared to the third quarter of 1997 as a result of patent related issues and the Company's start of ISO 9000 compliance-related activities.

     Loss on Write-Down of Fixed Assets. During the third quarter of 1998, the Company recognized a loss on write-down of tooling for the 98/99 board models that have completed production and are discontinued for the 99/00 season, whereas in the third quarter of 1997, production of discontinued lines had not been completed and therefore no such costs were incurred.

     Interest Expense. Interest expense increased to $168,000 for the third quarter of 1998 from $32,000 for the third quarter of 1997. The Company's continued borrowings to fund operations during the third quarter of 1998 created an increase of $136,000 in interest expense in the third quarter of 1998 compared to the third quarter of 1997.

     Other Income (Expense). Other expense was $55,000 in the third quarter of 1998, compared to income of $28,000 in the third quarter of 1997. The utilization of Company cash in the acquisition of Westbeach significantly reduced Company funds available for investment. In addition, the Company's ability to capitalize on cash discounts with its vendors has been impaired by its use of cash and as a result, discounts earned and taken decreased and finance charges increased in the third quarter of 1998, compared to the third quarter of 1997.

     Income Tax Expense. The income tax expense for the third quarter of 1998 was $55,000 related to previously unrecognized taxes on the income of the Canadian subsidiary for the period November 13, 1997 through December 27, 1997. No other income tax expense was recognized for the third quarter of 1998 due to the Company's year-to-date loss position. The income tax expense for the third quarter of 1997 was $449,000, based on the Company's estimated tax rate of approximately 39.0%.

     Net Income. Net income for the third quarter of 1998 was $860,000 compared to $450,000 for the third quarter of 1997.

Year 2000 Compliance.

     The Company is undertaking an assessment of both its internal Year 2000 compliance issues and its key vendors and customers Year 2000 compliance status.

     Internal Year 2000 Compliance. During the first nine months of 1998, the Company has continued to assess its Year 2000 readiness by evaluating its computer hardware and software and any services to the Company controlled by computer, such as its fire and security alarm, telephone system and HVAC system. As a result of this assessment, the Company has determined that upgrades are required to its voice mail system; e-mail system; the software for its payroll records, time clocks and manifesting program; and a few PC work stations. Management estimates the cost of these upgrades, which it expects to complete by September 1999, will be approximately $35,000.

     External Year 2000 Compliance. In addition to its internal assessment, the Company will survey each of its vendors and its top 20 customers to determine their Year 2000 readiness. Based on the results of those surveys, the Company will develop a contingency plan for any suppliers of critical materials not expected to be Year 2000 compliant, including identifying alternate sources of materials and, subject to available financing, possibly purchasing excess inventory before the 1999 fiscal year-end. The Company generally has alternate sources for all of its key products and raw materials/inventories. However, problems with or delays in obtaining key products or raw materials/inventories or higher costs due to vendor or shipper Year 2000 compliance problems could adversely impact the Company's ability to timely deliver products and the manufacturing/component costs for such products and related gross profit margins. The financial disruption of key distrubutors/retailers' operations, or shipping/transportation channels, due to Year 2000 compliance problems, could adversely impact the Company's sales, costs and related gross profit margins on products.

Liquidity and Capital Resources

     The Company requires capital for the development of its technology and products, procurement of raw materials and other supplies, and capital equipment for its manufacturing facility. At September 26, 1998, the Company had outstanding revolving loans of $3,822,000 and notes payable of $2,000,000.

     Net cash used in operating activities for the first nine months of 1998 was $3,113,000, resulting primarily from a net loss of $4,128,000, with add-backs for depreciation and amortization of $1,644,000, loss on retirement and write-down of fixed assets of $160,0000, decreases in prepaid expenses of $424,000 and increases in accounts payable and accrued liabilities of $2,032,000, offset by increases in accounts receivable of $1,714,000, other assets of $257,000 and inventories of $1,247,000. The increase in accounts receivable is a result of sales occurring during the first nine months of 1998 with payment terms of December 1, 1998. The increase in inventories is a result of the addition of Westbeach inventories.

     Capital expenditures for the nine months ended September 26, 1998 were $1,230,000. Capital expenditures were primarily for the purchase or construction of manufacturing equipment, fixtures, and new snowboard, binding and boot toolings.

     Net cash provided by financing activities for the first nine months of 1998 was $3,801,000, consisting of $1,899,000 from net borrowings under the revolving credit facility, $2,000,000 from borrowings under a term loan agreement, less $98,000 of payments on capital leases.

     On May 7, 1998, the Company entered into a new credit facility with Foothill Capital Corporation ("Lender") which credit facility replaces the Company's prior credit facility with LaSalle Business Credit, Inc., which has been fully repaid. The Company's line of credit under the new credit facility is up to $10,000,000, including an inventory subline of up to $3,500,000, a letter of credit subline up to $5,000,000, a term loan of up to $2,000,000 and a one-time over-advance subline of up to $750,000. Borrowings available under the revolving credit facility and line are reduced by borrowings from time to time under the other credit facilities. The amount that may be borrowed is also limited to the value of certain eligible inventory, accounts receivable and other assets. At September 26, 1998 the Company had borrowed approximately $5,822,000 under the credit facility, including a $2,000,000 term loan and $3,822,000 under the revolving line of credit. In addition, the Company has issued letters of credit of $1,711,000 under the letter of credit subline. At September 26, 1998 the Company had utilized the full extent of its revolving line of credit and the one-time advance subline had been repaid in full.

     The credit facility bears interest at the Lender's Reference Rate plus .5% to 1.5% depending on the principal amount outstanding. The Company is required to pay a monthly fee equal to .25% per annum on the average unused amount of the revolving credit facility. The credit facility was issued based on a loan fee of $200,000, payable in installments and monthly servicing fees of $4,000 per month. The one-time over-advance subline was used to fund peak seasonal needs in spring 1998. The one-time advance subline began on May 31, 1998 and was fully repaid by August 1998. The term loan provides for interest only payments in the first year and monthly principal payments of approximately $42,000 thereafter, withthe remaining principal balance of $542,000 due May 6, 2002. A fee of 1.5% per annum is payable on the undrawn amount of outstanding letters of credit.

     The credit facility is secured by substantially all of the Company's assets. The facility requires the Company to comply with certain financial covenants, including, among other things, an "EBITDA" test as defined in the credit facility. The "EBITDA" requirement is $3,750,000 for the six months ended September 26, 1998 and $3,000,000 for the nine months end December 26, 1998. The Company's "EBITDA" for the six months ended September 26 1998 was $800,000 compared to the $3,750,000 "EBITDA" requirement. The Lender has waived the failure to meet the "EBITDA" requirement for that period, subject to payment of a $10,000 fee and the Company's retention of a financial consultant to perform certain reviews and services to be determined. Based on current projections, the Company will not meet that financial covenant for the nine months ended December 26, 1998. The Company's failure to meet the "EBITDA" financial covenant results principally from lower than projected sales revenue and related net income, including third quarter cancellations of approximately $2,300,000 of pre-booked orders, lower gross profit margins on certain products and other factors.

   The Company's debt structure is comprised of the following:

                                                               September 26,
                                                                  1998
                                                             ---------------
                                                              (in thousands)
Short-term debt:
Operating line of credit                                       $       3,822
Current portion of  Notes payable                                      2,000
Current portion of capital lease obligations                             127
                                                             ---------------
       Total short-term debt                                   $       5,949
                                                             ===============
Long-term debt:
Capital lease obligations                                      $         295
  Less current portion                                                  (127)
                                                             ---------------
       Total long-term debt, net of current portion            $         168
                                                             ===============

     The Company presently projects that it will achieve up to approximately $27,000,000 in sales (including new orders and reorders of $3,500,000) in fiscal 1998, although there is no assurance the Company will do so. If the Company achieves its projections, management currently estimates the Company will require up to $5,000,000 in additional working capital by 1999 to continue its current level of operations. If Company sales are lower than projected and/or the Company is unable to achieve profitable operations in its next fiscal year, the Company will require greater working capital.

     As previously noted in a Current Report in Form 8-K dated June 24, 1998 filed on July 9, 1998 with the SEC, the Company had engaged Veber Partners to seek additional financing. That relationship was terminated and the Company has since been working with other investment banking companies to seek additional
financing.   The Company is in preliminary discussions with several prospects for additional debt, near debt and equity financing. The Company is also exploring other possibilities of raising additional working capital, including the sale and leaseback of its business facility and, the sale of portions of its business lines, including its retail stores. If the Company succeeds in raising additional capital, it may be able to do so only on terms that are highly dilutive to the current shareholders' interest in the Company, both from a voting percentage and book value/earnings per share perspective. However, there is no assurance the Company will be able to raise the needed capital or that the Lender will waive any violation of the "EBITDA" test at fiscal year-end and maintain the current credit facility. If the Company cannot raise the needed working capital or, absent an alternate credit facility, the Lender does not waive any future violation of the "EBITDA" covenant, the Company may not be able to continue operations or to fully realize on the value of its assets.

     The Company's Common Stock is quoted on the Nasdaq National Market System ("NNMS"). There are certain ongoing requirements that must be met for continued inclusion in the NNMS. Those requirements include having a minimum bid price of at least $1.00 per share during any 30 consecutive business days. The Company's Common Stock has recently traded below $1.00 per share. If such requirement is not met, the Company has 90 calendar days to take action that results in a minimum bid of $1.00 per share and the maintenance of such minimum price at least once in every 30 consecutive business days. In such event, there is no assurance corrective action could be successfully undertaken, and, if that occurred, investors in the Company may find their ability to trade the Company's Common Stock decreased and the lack of such listing may affect the perceived market value of the Company's securities.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is not currently involved in any material litigation or legal proceeding and is not aware of any potential material litigation or proceeding threatened against it other than as described below.

     As disclosed in the Company's Reports on Form 10-Q for the quarters ended March 28 and June 27, 1998, The Burton Corporation ("Burton") and K-2 Corporation ("K-2") both alleged that the Company's Engage 3 step-in boot and binding system ("Engage System") infringes patents of each of those companies. After considering the cost of litigating these claims, the risk that potential infringement may exist, and the Company's current financial resources, the Company determined the best resolution of these matters was to negotiate patent licenses from both Burton and K-2 for the Company's Engage System. Accordingly, around November 3, 1998 the Company entered into a three-year licensing agreement with Burton. The agreement provides for annual payments of $20,000 to Burton and payment of a three-percent (3%) royalty on sales of the Engage System by the Company. The Burton agreement may be renewed for two additional one-year terms. Around November 3, 1998, the Company also entered into a licensing agreement with K-2. The K-2 agreement has no definite term and may be cancelled by Morrow on 30 days' notice although the Company would not cancel the agreement if such license were needed to exploit the Engage System. The agreement provides for payment of a three-percent (3%) royalty on sales of the Engage System by the Company, with a minimum royalty payment of $15,000 per year. Both of these agreements limit the Company's ability to use the Engage System in OEM products, to sublicense the Engage System and to transfer the associated technology by merger with certain large companies that produce sports equipment or winter sports products. However, except for the time limit on the Burton agreement, neither agreement limits the Company's ability to fully exploit the technology under the Morrow brand name. The royalty payments are not expected to be material in amount under either contract during the current or next fiscal year.

     There are also three pending legal matters before the Company that, while not material separately, could be material to the Company, if considered together.

     1. Employment Claim. A former employee has alleged that the Company
        ----------------
wrongfully terminated her employment by failing to reinstate her upon return from maternity leave in accordance with the requirements of the Family Medical Leave Act. She has threatened to file suit against the Company for wrongful termination, but has not made a specific claim for damages. The Company believes it has a reasonable basis for defending against any such claim, but there can be no assurance the Company will be successful in its defense. If the former employee were successful in asserting such claim, she could recover lost wages and benefits, attorney's fees, and, depending on the claims raised and facts asserted, damages for emotional distress and punitive damages.

     2. Vendor Claim. Pama Limited, a Hong Kong company ("Pama") was an agent of
        ------------
Westbeach for fall 1997 production and fall 1998 sales samples. Pama claims approximately $84,000 was owing for services provided. Westbeach claims Pama failed to perform given that fall 1998 samples were not timely delivered and that certain surcharges were not agreed to. The parties are in discussions to settle this matter.

     3. Michael Joseph Fashion Agency, Inc. v. Morrow Snowboards, Inc.
        -------------------------------------------------------------
(Supreme Court, Province of British Columbia, No. C981832). Michael
Joseph Fashion Agency Inc. ("Michael Joseph"), the Company's former Western Canadian sales representative, filed a suit in Vancouver, British Columbia claiming damages of approximately $127,000 (United States Dollars), together with interest, attorneys' fees and certain litigation costs. Michael Joseph is seeking approximately $60,000 for lost sales commissions due to the alleged termination of its sales representative relationship without adequate notice under Canadian common law principles, approximately $60,000 for alleged lost sales commissions on gray market goods shipped through unauthorized distribution channels and its exclusive sales territory and the balance for certain expenses incurred. The Company has retained legal counsel in Vancouver, British Columbia to defend this action. The Company believes it has a reasonable basis for defending against any such claim, but there can be no assurance the Company will be successful in this defense.

     An award of damages or the expenditure of significant sums in all the matters described above could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES.

           -None-

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           -None-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           -None-

ITEM 5.  OTHER INFORMATION.

           The Company has entered into a three year contract, effective retroactively as of November 1, 1997, with Todd Richards, a professional snowboard rider. Pursuant to this agreement, Mr. Richards has agreed to ride as a Morrow Pro Rider, exclusively promote and use, ride or wear Morrow snowboards, snowboard bindings and certain snowboard accessories, and assist in designing and evaluating Morrow products for the 1997 through 1999 snowboard seasons. In addition, Mr. Richards has granted Morrow an exclusive right to use his name, picture and likeness on certain Morrow products. Subject to the terms and conditions of the agreement, Mr. Richards retains certain rights to promote, use and grant the use of his name and/or likeness on certain other products under nonconflicting agreements with other manufacturers or distributors. In exchange for such rights and services, the Company will pay Mr. Richards $15,000 per month and an additional sum of $38,333 per quarter, subject to certain limitations, during the term of the agreement. This agreement replaces a previous pro rider agreement between the Company and Mr. Richards and a royalty agreement regarding the payment of royalties on the Todd Richards signature line of snowboards.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)    Exhibits

                See Exhibit Index


         (b)    Reports on Form 8-K


     The following reports on Form 8-K were filed during the quarter ended September 26, 1998:

                . A Current Report on Form 8-K dated June 24, 1998 was filed on July 9, 1998 to report the Company's engagement of Veber Partners, an investment banking company, to act as the Company's exclusive financial advisor.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on November 10, 1998.

                             MORROW SNOWBOARDS, INC.


                             By:  /s/  P. Blair Mullin
                                  ---------------------
                                  P. Blair Mullin
                                  President (1)
                                  (Principal Executive Officer)



                             By:  /s/ P. Blair Mullin
                                  -------------------
                                  P. Blair Mullin
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)










(1) No Chief Executive Officer is appointed. Under the Company's Bylaws, if no Chief Executive Officer is appointed, the President acts in such capacity and has the authority of a Chief Executive Officer.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------


10.1 Agreement dated April 9, 1998 between Morrow Snowboards, Inc, and Todd Richards.


27       Financial Data Schedule