Form 10-K
period 1998-12-26
MORROW SNOWBOARDS INC
filed 1999-07-07
CIK 866415

 ------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -------------------------------------

                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998

                         COMMISSION FILE NUMBER 0-27002

                   ------------------------------------------

                             MORROW SNOWBOARDS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          OREGON                                         93-1011046
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

        ---------------------------------------------------------------
                             2600 PRINGLE ROAD, S.E.
                               SALEM, OREGON 97302
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / yes /X/ no

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting shares held by non-affiliates of the registrant's common stock on March 31, 1999 was approximately $2,316,000 (based on last sale price of such stock as reported by Nasdaq National Market).

The number of shares outstanding of the registrant's common stock, no par value, as of March 31, 1999 was 6,176,556.

------------------------------------------------------------------------------

                                    CONTENTS

PART I

         Item 1.      Business ...............................................................................    1
         Item 2.      Properties .............................................................................   12
         Item 3.      Legal Proceedings ......................................................................   13
         Item 4.      Submission of Matters to a Vote of Security Holders ....................................   15

PART II               ........................................................................................   16

         Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters ..................   16
         Item 6.      Selected Consolidated Financial Data ...................................................   17
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                      of Operations ..........................................................................   19
         Item 8.      Financial Statements and Supplementary Data ............................................   30
         Item 9.      Changes In and Disagreements With Accountants on Accounting and
                      Financial Disclosure ...................................................................   55

PART III              ........................................................................................   56

         Item 10.     Directors and Executive Officers of the Registrant......................................   56
         Item 11.     Executive Compensation..................................................................   58
         Item 12.     Security Ownership of Certain Beneficial Owners and Management .........................   63
         Item 13.     Certain Relationships and Related Transactions .........................................   64

PART IV               ........................................................................................   65

         Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................   65

SIGNATURES            ........................................................................................   66

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Morrow Snowboards, Inc. (the Company) is engaged principally in the surf, skate and snowboard industry. The Company's Westbeach-TM- clothing line is well recognized for its design of apparel and casual clothing targeting participants in those sports. The Company's retail stores provide an outlet for the Westbeach-TM- brand as well as other brands of clothing, snowboards, skateboards, surfboards and accessories. In March 1999, the Company announced it had sold its Morrow-TM- intellectual property, along with all 1999/2000 inventories and its snowboard and binding production equipment to K2 Acquisitions Inc. (K2) and discontinued the manufacturing and marketing of snowboards, boots and bindings. The sale of this business was completed on March 26, 1999, and the snowboard, boot and binding results for 1996, 1997 and 1998 have been shown as discontinued operations. This form 10-K, in particular, this "Item 1. Business," outlines the Company's current business, as conducted and expected to be conducted, assuming adequate financing. As outlined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," there is serious question as to the Company's ability to receive adequate financing, both as to timing and amounts, to continue the business as described herein. To preserve the value of the Company's businesses, the Company is considering selling those businesses currently to avoid the loss in value that would result in attempting to operate its business lines without adequate financing.

     The Company, an Oregon corporation, was originally incorporated in 1989 and through the 1990's developed itself to be a well recognized designer, manufacturer and marketer of premium snowboards, bindings, boots and related accessories. In November 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd., a British Columbia company established in 1979 as a merchandiser of clothing products. Westbeach was subsequently amalgamated with two acquisition entities to form Morrow Westbeach Canada ULC (Westbeach), a Nova Scotia unlimited liability company.

     Westbeach is known for its Westbeach-TM- brand apparel and retail outlets. Westbeach designs, manufactures and wholesales its own Westbeach-TM- brand of snowboarding apparel and casual clothing. Westbeach-TM- brand products are sold in 19 countries through a network of distributors and sales representatives. Westbeach also sells snowboards, boots, bindings, skateboards, surfboards and a full line of apparel and accessories through its three retail stores in Canada and the U.S. Westbeach has three subsidiaries: an Austrian corporation whose principal activity consists of a European sales and warehousing operation, a United Kingdom corporation whose principal activity consists of European sales and a Washington corporation whose principal activity is U.S. retail sales. The Company also has a Guam foreign sales corporation, Morrow International, Inc.

     The Company has established an integrated distribution network targeting the respective home markets of the Company in the U.S., Westbeach in Canada and efforts by both entities on a global basis. This strategy is expected to increase penetration in targeted existing markets.

         Unless otherwise indicated, all financial numbers and operating results presented for the Company for 1998 include information for the consolidated Company for the entire fiscal year December 28, 1997 through December 26, 1998. On a comparison basis, prior year financial numbers and operating results include information for Morrow Snowboards, Inc. for the entire fiscal year January 1, 1997 through December 27, 1997 and Westbeach only for the period since the acquisition of Westbeach (November 13, 1997 through December 27,
1997). All financial results related to the snowboard operations sold to K2 have been reflected as discontinued operations. Further, all pro forma Westbeach financial information for the periods ended November 12, 1997 and December 31, 1996, which is normally expressed in Canadian dollars, has been converted to U.S. dollars at the assumed exchange rate of 1.384 (except as otherwise indicated herein). Financial information for the fiscal year ended December 26, 1998 is expressed based on the weighting of monthly currency averages.

INDUSTRY

         In the early 1980's, Westbeach grew as the first Canadian manufacturer and retailer in the action sports industry. Early production was limited to a few styles of surf shorts and t-shirts. The demand for Westbeach-TM- branded products at wholesale and retail continued to grow and the line was expanded to be a complete program of shorts, tops, pants and jackets for summer and winter. During the 1970's and 1980's, the sports of surfing and skateboarding attracted mass appeal in the 12 to 24 year old youth market. The lifestyle clothing and accessories that were associated with surfing and skateboarding experienced significant growth during this period. Today, the action sports industry is a multi-billion dollar industry. It has expanded to include sales of clothing, shoes, sunglasses, swimwear and accessories for men and women. Distribution has matured to the point that sales of the larger brands like Quicksilver, Billabong and Rusty are in demand at the local specialty retail level and department store chains like Nordstrom.

         In the late 1980's and early 1990's, the sport of snowboarding became popular. The demographics of the snowboarders were the same as the surf and skateboard industry, so there was a natural crossover for many of the manufacturers and retailers. Westbeach was one of the first manufacturers of snowboard outerwear. This established a year-round presence in specialty retailers for streetwear and outerwear.

         Over the years, snowboarding has seen a continuous increase in mainstream acceptance. With the debut of the sport in the Olympic Games in Nagano, Japan, snowboarding was broadcast into millions of living rooms across the globe. According to American Sports Data, the sport surged by 33% in the number of participants from 1996 to 1997. Males 12 to 24 continue to comprise the majority of the snowboard population. However, the fastest growing segment is in women and men of all ages trying the sport for the first time. In fact, the growth in snowboarding during 1997 was generated almost exclusively by those aged 18-34, as the number of snowboarders aged 25-34 surged by 207% and the 18-24 division posted a 94% gain. The same growth pattern was seen in the skiing industry, which is currently experiencing a decline.

According to American Sports Data, snowboarding is now 34% the size of the skiing population, steadily increasing since 1988, when snowboarders represented only 8% of the total skiing population.

         The Westbeach-TM- brand competes with more than 100 other companies in the snowboard apparel industry. A recent Transworld Snowboarding Magazine survey ranks Westbeach-TM- seventh among snowboard apparel brands in North America for 1998. The Westbeach-TM- streetwear program continues to be popular in Canada and Europe. The streetwear line is currently not available to the U.S. market. The three Westbeach stores operate as flagship stores for the Westbeach-TM- brand and represent all the major brands for snowboarding, surfing and skateboarding.

OPERATING STRATEGY

         The Company has implemented its operating strategy based on the following statements:

         LISTEN - Listen to and understand what our customers want; make that information known to all employees and act on that information; analyze results, make adjustments and repeat.

         HUNGRY - Be a hungry, lean, performance-oriented organization in which we work toward a common purpose and produce extraordinary results.

         QUALITY - Produce quality products and continuously improve that quality. Ship products on time at competitive prices, in all markets.

         REDUCE - Reduce the cost of our products continuously and control all of our costs tightly.

         AGGRESSIVE - Market and sell our products aggressively and give our customers incredible service.

VISION STATEMENT

         The Company is committed to the pursuit of perfection. Our culture is one of quality -- we are never satisfied. We push ourselves to ever-higher standards of performance, always exceeding the expectations of our customers. The pursuit never ends...

MISSION STATEMENT

         Our mission is to constantly exceed the expectations of our customers in the design, manufacturing, marketing, sales and distribution of top quality apparel, accessories and related services, and by delivering on a timely basis at competitive prices.

GROWTH STRATEGY

         The Company has gained momentum by positioning its Westbeach-TM- brand to take advantage of expansion in the industry. The Company's continued growth strategy is to: (i) increase visibility and distribution of the brand in the U.S. market; (ii) continue the pursuit of direct distribution in Europe; (iii) target the specialty shop market in Japan; (iv) develop further efficiencies with apparel contractors; (v) increase the commitment to women's apparel; and
(vi) increase the number of retail stores owned by the Company.

          U.S. MARKET - The Company will continue to focus on growth through marketing to the U.S. market in recognition that all export markets also benefit from this strategy.

         DIRECT DISTRIBUTION IN EUROPE - The Westbeach-TM- brand has been sold directly to retailers from the Company's subsidiary in Innsbruck for four years. The focus is on competitive pricing with superior customer service, and the Company will continue to benefit from this strategy.

         JAPAN MARKET - The Company will focus on growth in the specialty market in Japan, capitalizing on the marketing efforts already in place within the U.S

         EFFICIENCIES WITH CONTRACTORS - The Company will continue to develop relationships with apparel contractors to improve efficiencies in the manufacture of Westbeach apparel. The Company will benefit from better pricing and terms, which can be used to enhance the selling efforts in all markets.

         WOMEN'S MARKET - The women's category is the fastest growing part of the snowboard market and the Company will increase its product offering and marketing efforts to capitalize on this.

         RETAIL STORES - The Company will grow in this area by adding one or more Westbeach retail outlets in 1999. The Company has the ability to stay in tune with the snowboard and lifestyle apparel markets by owning and operating retail outlets.

TECHNOLOGY AND DESIGN

APPAREL

         The Company's Westbeach-TM- brand clothing line, founded in Canada in 1979, has always targeted snowboarders, offering features that allow for a better experience on the mountain. One of the core strengths of the line is "built to last" construction techniques combined with a unique, rugged outdoor design.

         The Westbeach-TM- outerwear line uses adjustable hood technology to allow custom fit at eye level for better visibility, lining compatible shells, and a custom-flow-through system to create free air flow which carries away perspiration while exhaust vents provide cooling-down ability.

         The fleece product line incorporates both Power Dry-TM- and fleece fabrics. These fabrics are designed to wick moisture away from the body, leaving the wearer dry. Power Dry-TM- is a lightweight fabric engineered with micro-ban, an anti-microbial built into the molecular structure so that it does not wash out. The fleece groups consist of a 200-weight fleece for mid-weight layering and a 100-weight series for lighter insulation. Both categories provide insulation against cold and are breathable and quick drying.

ACCESSORIES

         Under the Westbeach-TM- brand name, the Company also markets a line of accessories, including t-shirts, sweatshirts, hats, caps, backpacks, gear bags, watchbands and key chains to support and promote the brand name.

PRODUCTS

         The following table sets forth the contribution to net sales attributable to each of the Company's product groups for the years ended December 26, 1998, December 27, 1997 and December 31, 1996.

                          ----------------------------   ------------------------------------  -----------------------------
                                     1998                             1997                               1996
                          ----------------------------   ----------------------------------   ------------------------------
                             Net Sales   Percentage of       Net Sales     Percentage of        Net Sales      Percentage of
                          (in thousands)   Net Sales       (in thousands)    Net Sales        (in thousands)     Net Sales
                          -----------------------------  -----------------------------------  ------------------------------
Wholesale - Accessories
and apparel                     $  5,905         62.6%            $   969          53.5%              $  -            - %
Retail                             3,523         37.4                 841          46.5                  -            -
                           =============================   ================================  ==============================
Total                           $  9,428        100.0%           $  1,810         100.0%              $  -            - %
                           =============================   ================================  ==============================

         As discussed previously, in March 1999, the Company sold its snowboard, boot and binding business to K2. The snowboard business results for 1998, 1997 and 1996 are reflected as discontinued operations in the accompanying consolidated financial statements. Revenues for the discontinued snowboard business, which are excluded from the table above, were $16.0 million, $18.4 million and $31.7 million, respectively.

         The following table sets forth Westbeach's unaudited pro forma sales by product group for the periods ending prior to its acquisition by Morrow Snowboards, Inc.:

                                    ----------------------------------    ---------------------------------
                                            1/1/97 - 11/12/97                    1/1/96 - 12/31/96
                                    ---------------------------------     ----------------------------------
                                        Net Sales      Percentage of          Net Sales      Percentage of
                                     (in thousands)      Net Sales          (in thousands)     Net Sales
                                    ----------------------------------     ---------------------------------
PRODUCT GROUP

Wholesale accessories and                 $     5,275       72.4%               $     6,018        68.4%
apparel
Retail                                          2,010       27.6                      2,777        31.6
                                    ==================================     =================================
Total                                     $     7,285      100.0%                $    8,795       100.0%
                                    ==================================     =================================

         The Company promotes three groupings of apparel outerwear lines with a variety of performance and design characteristics. For the 1999/2000 model year, the Company offers 28 outerwear pieces for men and 14 outerwear pieces for women in three performance categories under the "Westbeach"-TM- brand name. The line is extensive and offers price points from high to low with looks and features that appeal to riders of all skill levels. All have the distinctive "Westbeach"-TM- look and logos.

                     WESTBEACH OUTERWEAR AND STREETWEAR LINE


GROUP NAME        STYLE                                       DESCRIPTION
-----------------------------------------------------------------------------------------------------------------
Elevation         Men's/Women's Jackets & Pants               High-end technical group, fully seam sealed,
                                                              highly waterproof & breathable

Summit            Men's/Women's Jackets & Pants               Middle-range group, critically seam sealed,
                                                              3M Thinsulate-TM- insulation, highly
                                                              Waterproof & breathable

Base Camp         Men's/Women's Jackets, Vests & Pants        Low-range group, critically seam sealed,
                                                              very waterproof & breathable

Down              Men's/Women's Jackets, Vests                Down-proof nylon, gray duck down, duck
                                                              friendly

Fleece            Men's/Women's Jackets, Pants, Vests         Second & first layer insulation offerings

Thermal           Men's/Women's Pull-overs & Pants            Power Dry-TM- First layer wicking thermal

Sweaters          Men's/Women's                               Crews, zips, v-necks, hooded

Yarn-Dye          Men's Shirts                                Short & long-sleeve

Jerseys           Men's/Women's                               Fashion pull-overs, 100% cotton

Fashion Fleece    Men's/Women's Jackets                       90% cotton/10% polyester

Denim             Men's Jeans                                 Denim jeans

Twill             Men's/Women's Pants                         Fashion pants, 100% cotton

Polyester Jersey  Women's Dress, Skirt, Tops                  Fashion apparel, 100% polyester

Accessories       Westbeach                                   Tee shirts, sweatshirts, hats, stickers,
                                                              neck gaitors, key-chains, leashes, bags

SALES AND DISTRIBUTION

SALES

         The Company's promotion and sales strategy for Westbeach-TM- brand products is to emphasize penetration into the growing Canadian and international markets, especially at the mid-range to high-end price points. Domestic penetration will continue through the specialty retail distribution channel, while international sales will be further developed through the

Company's international dealer and distributor network. The Company and its distributors participate in North American, European and Japanese trade shows and advertise in global trade publications. Due to the seasonal nature of the snowboard industry, a significant portion of the Company's wholesale apparel sales occur in the third and fourth quarters. In 1998, 74% of the Company's sales for continuing operations were made in the last six months of the fiscal year. Typically, there are limited amounts of sales occurring during the first quarter. These sales are comprised primarily of the Westbeach spring/summer program in Canada and Europe, plus closeout sales, as well as sales from the three retail stores. The second quarter sales are comprised largely of international sales, a limited amount of domestic sales and retail sales. The last six months of the year are comprised of continuing retail sales and domestic sales, typically occurring from August through the end of the year, with the balance of international sales typically shipped by the end of the third quarter.

         The Company's promotion and sales strategy is to emphasize penetration in the U.S. and European markets, as well as to expand Westbeach-TM- presence in the casual wear market. North American and European market penetration will continue through specialty retail distribution channels. International sales will be developed through sales representatives and dealer and distributor networks. Since the acquisition, Morrow and Westbeach sales and distribution networks have been combined to create 25 commissioned sales representatives. The Company's movement to focus on direct distribution through profitable distributors has decreased its distributor network from 20 distributors covering 17 countries to 18 distributors in 15 countries, including the United States and Canada.

DISTRIBUTION

         The primary distribution channels for Westbeach-TM- brand products are specialty retailers and Westbeach's three retail stores in the U.S. and Canada. Specialty retailers cater to experienced and novice surfers, skateboarders and snowboarders, existing skiers and other summer and winter sport enthusiasts. These distribution channels allow the Company to achieve the higher margins associated with premium markets and enhance the appeal of the Westbeach-TM-brand name. Within such distribution channels, the Company will continue to focus on and enhance customer service, including timely delivery of products, high-quality product information materials and increased access to customer service representatives.

         In the U.S. and Canadian markets, the Company sells its Westbeach-TM-products through independent sales representatives, who in some cases may be subject to a standard three-year written sales representative agreement that is cancelable on 30 days' written notice by either party.

         In Europe, the Company operates through two different types of networks, through distributors and directly to retailers. Through its Austrian subsidiary, the Company markets its Westbeach-TM- product line directly to specialty retailers utilizing its independent sales representatives covering the UK, Holland, Austria, Germany and France. Through its distributor network, Westbeach-TM- products are marketed in the Czech Republic, Greece, Sweden, Norway, Finland and Switzerland.

         In addition, the Company sells its Westbeach-TM- brands though separate distributors in Australia and New Zealand.

         Levante, Inc., the exclusive distributor of Westbeach-TM- brand products in Japan, accounted for approximately 7% of the Company's sales for the year ended December 26, 1998 and 21% of Westbeach net sales for the year ended December 27, 1997. The decline in Japanese sales is a result of the larger ski companies that are dominating the market utilizing a Japanese fit with a perceived higher quality product, utilization of consignment selling terms and better pricing. Westbeach has an exclusive distributorship agreement with Levante through 2000. While Levante has been required to purchase certain minimum quantities of Westbeach-TM- products in the past, the minimum purchase requirements, if any, are currently being discussed and renegotiated. The contract may be canceled if minimum orders are not received. Westbeach has no economic interest in Levante.

         No customers accounted for more than 10% of the Company's net sales for the continuing operations in 1998 or 1997.

         The Company's U.S., Canadian and export net sales for continuing operations are set forth below for the years ended December 26, 1998, December 27, 1997 and December 31, 1996.

                       --------------------------- ---------------------------------- -------------------------------
                                 1998                         1997                             1996 (1)
                       --------------------------- ---------------------------------- -------------------------------
                         Net Sales   Percentage of     Net Sales      Percentage of      Net Sales     Percentage of
                       (in thousands)  Net Sales     (in thousands)      Net Sales     (in thousands)    Net Sales
                       --------------------------- ---------------------------------- -------------------------------
Wholesale
   United States           $   1,039      11.0%          $     288          15.9%          $       -            -%
   Canada                      2,382      25.3                 355          19.6                   -            -
   Japan                         833       8.8                   1           0.1
   Europe and other            1,651      17.5                 325          18.0                   -            -
Retail
   Canada                      2,966      31.5                 687          38.0                   -            -
   United States                 557       5.9                 154           8.4                   -            -
                       =========================== ================================= ================================
      Total               $   9,428      100.0%          $   1,810         100.0%          $       -          0.0%
                       =========================== ================================= ================================

 (1) Net sales of $31,699,000 in 1996 were all from discontinued operations.

         The following table sets forth Westbeach's unaudited pro forma sales prior to the acquisition by Morrow for Canada, U.S., Japan and Europe for the periods ended November 12, 1997 and December 31, 1996.

                            ---------------------------------------    --------------------------------------
                                      1/1/97 - 11/12/97                          1/1/96 - 12/31/96
                            --------------------------------------      --------------------------------------
                               Net Sales      Percentage of                Net Sales      Percentage of
                             (in thousands)     Net Sales                (in thousands)     Net Sales
                            --------------------------------------      --------------------------------------
Wholesale
      Canada                      $    1,686             23.1%                 $   1,615            18.4%
      United States                      784             10.8                      1,031            11.7
      Japan                            1,914             26.3                      2,751            31.3
      Europe                             891             12.2                        621             7.1
Retail
      Canada                           1,732             23.8                      2,369            26.9
      United States                      278              3.8                        408             4.6
                            --------------------------------------      --------------------------------------
      Total                       $    7,285            100.0%                 $   8,795           100.0%
                            --------------------------------------      --------------------------------------

         Westbeach opened its first retail store in Vancouver, British Columbia in 1984 and currently operates three retail stores. Two of the stores are in British Columbia at locations in Vancouver and Whistler. The third store is located in Bellevue, Washington, and is operated through Westbeach's wholly owned subsidiary, Westbeach Snowboard U.S.A. Inc. Westbeach closed a North Vancouver, B.C. store in April 1996 to concentrate on the then four remaining stores and closed its Richmond, B.C. store in January 1997. Retail sales represented approximately 37.4% of the Company's total sales in 1998 and approximately 46.4% of total sales on a combined proforma basis in 1997.

         In the retail stores, Westbeach-TM- brand products account for approximately 25% of sales. Clothing from other manufacturers also account for approximately 30% of sales, with snowboards and other accessories representing the balance. Westbeach has historically carried between five and eight brands of snowboards, plus several brands of boots and bindings, in each of its retail stores.

         All store locations are leased. A breakdown of unaudited pro forma sales by store for the years ended December 26, 1998, December 27, 1997 and December 31, 1996 is as follows:

                          ------------------------------  --------------------------------  -------------------------------
                                    1998                               1997                            1996
                          ------------------------------  --------------------------------  -------------------------------
                            Net Sales    Percentage of      Net Sales     Percentage of       Net Sales    Percentage of
                          (in thousands)   Net Sales      (in thousands)    Net Sales       (in thousands)   Net Sales
                          ------------------------------  --------------------------------  -----------------------------

    Cdn Currency Exchange     1.503                           1.384                             1.384
                          ------------------------------  --------------------------------  -----------------------------

Vancouver                      $   1,898        53.9%          $   1,525          53.5%         $   1,379        49.7%
North Vancouver (1)                    -           -                   -             -                 90         3.2
Richmond (2)                           -           -                   2           0.1                243         8.8
Whistler                           1,068        30.3                 894          31.3                656        23.6
Bellevue (Washington)                557        15.8                 430          15.1                409        14.7
                          ------------------------------  --------------------------------  -----------------------------
      Total                    $   3,523       100.0%          $   2,851         100.0%        $    2,777       100.0%
                          ==============================  ================================  ==============================

      (1) The North Vancouver store was closed at the end of April 1996.
      (2) The Richmond store was closed at the end of January 1997.

         The Whistler store has been in operation since December 1993 and the Bellevue store and related warehouse space opened in August 1993. The Vancouver store is the original store and flagship of the group. The Vancouver store underwent major renovations in 1996, 1997 and 1998. The Whistler store underwent expansion and major renovations in 1998. Margins in the retail stores averaged 36.9% in 1998, including Westbeach-TM- and non-Westbeach goods.

         The retail stores enhance the image of the Company with their support of the Westbeach products. At the same time, the stores provide customers with a complete selection of products in the industry. The stores are able to support themselves through high profitability and year-round sales. The Company plans to continue to support the retail division.

PRODUCT DEVELOPMENT

         The Company strives to be a technology leader in the snowboard industry by drawing on the expertise of its in-house product development team, outside design consultants, sales representatives, distributors and retailers to develop high-performance characteristics in the design and construction of its snowboard apparel. In addition, the Company has integrated its professional team riders into its product development and design processes, allowing regular testing of both prototypes and finished products. This collaboration continues to produce new products, current designs and enhancements to existing technology.

MARKETING

         The Company's marketing goal for apparel is to build the Westbeach-TM-image into one of the leading high-performance, design-driven snowboard apparel brands in the specialty retail channel. With its roots in the Canadian market and a strong presence in that country, Westbeach-TM- has a strong image foundation to use in penetrating the U.S. market. Here again, the Company recognizes a growing snowboard demographic and will be marketing an expanded women's line. The Company employs print advertising, tradeshow presence, a professional snowboard team and promotional partnerships, as with the "Morrow" brand, to increase visibility and build brand awareness.

CUSTOMER AND RETAILER SUPPORT

         The Company provides customer support through its field staff and in-house personnel, with a focus on enhancing end-user and retailer satisfaction. The Company's customer service group facilitates order entry, tracking and delivery, and is responsible for oversight of the Company's warranty policy. The Company provides a one-year warranty on all of its products against defects in materials and workmanship. The Company repairs or replaces a defective product promptly at no cost to the owner during the warranty period.

SUPPLIERS

          Apparel products are subcontracted on a finished goods contract basis to independent clothing manufacturers. Westbeach-TM- outerwear is divided almost evenly between three large manufacturers located in China, Taiwan and Korea. Most of the casual woven bottoms are contracted with manufacturers in Cambodia and Vietnam. The balance of the apparel and related accessory products are manufactured in Canada and the U.S. The Company is continually sourcing new manufacturers in order to fulfill its goal of high quality construction at the highest possible margin. The Company contracts with a quality control specialist assigned to assess the facilities of potential manufacturers and check the quality of the production worldwide during all stages of the production process. While there are no written contracts with any of these manufacturers, relations with such manufacturers are good and the Company expects to continue to source products from these and other manufacturers.

         The Company imports finished goods (apparel and accessories) into the U.S. under multilateral and bilateral trade agreements between the U.S. and China. These agreements impose import quotas on the amount and types of textile and products that can be imported into the U.S. from the source country. To expand U.S. sales, the Company must ensure its manufacturing sources have adequate import quotas for the goods. The Company does not anticipate these restrictions will adversely affect the expected growth of Westbeach since the Company could meet its demands within the U.S. from countries not affected by the restrictions. Similarly, European sales are primarily subject to European Union rules. Under those rules, there are few internal trade barriers but many goods imported to Europe are subject to constraints, including quotas and duty charges. The Company does not anticipate these restrictions will materially or adversely affect projected growth.

COMPETITION

         The market for snowboarding apparel and casual clothing is highly competitive and the Company expects competition to increase as market interest in snowboards continues to grow. The Burton Corporation is currently the leader in the snowboard apparel industry, with several other companies, including the Company's Westbeach-TM- brand name, having smaller but significant market shares, and many smaller manufacturers and distributors sharing the remainder of the market. Other significant competitors in the apparel area include Sessions, Sims, Bonfire, Special Blend and ACG (Nike, Inc.) in the high-end specialty markets. The Company believes its strongest markets are Canada and Europe, and that Westbeach-TM- is not yet a major competitor in the U.S. market. The Company competes with a number of established manufacturers and distributors. In addition, other established manufacturers could introduce additional competition by introducing snowboard apparel under existing brands, developing new sports apparel brands or acquiring other snowboard apparel brands.

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

         The Company has trademark protection for the Westbeach-TM- name in 17 countries, including Japan, the U.S. and Canada, and is seeking protection in all of the European Union and eight additional countries for the Westbeach-TM-brand for use with snowboarding apparel and, to a lesser degree, trademark protection for the "3 surfer" and other marks. The Company also claims common law rights to the foregoing and various other trademarks arising out of its use of such marks.

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

EMPLOYEES

         As of December 26, 1998, the Company had 232 employees world-wide, including 126 in manufacturing; 25 in general and administrative; 33 in sales, marketing and customer service; 8 in product engineering, research and development; and 40 in Westbeach's retail sales operations. With the sale of the snowboard, boot and binding operations, the Company significantly reduced its work force to 13 in general and administrative, 16 in sales, marketing and customer service and eliminated its product engineering and research and development departments. The Westbeach retail operations were unaffected by this transaction. The Company's employees are not subject to a collective bargaining agreement. The Company considers its employee relations to be good.

         The Company also engages the services of 25 independent sales representatives who are responsible for selling the Company's products to retailers in the U.S. and Canada, one independent field representative in the U.S. and nine professional team riders in Europe, Canada and the U. S., all of whom the Company considers to be independent contractors. The number of professional riders is under review.

ENVIRONMENTAL

         Based on a review of its manufacturing practices and activities, the Company believes that it is currently in substantial compliance with environmental laws and regulations, and does not believe that it will be required to make significant capital expenditures in order to comply with such laws and regulations as they currently exist.

ITEM 2.  PROPERTIES

         The Company owns its approximately 103,000 square foot administrative and manufacturing facility in Salem, Oregon. Prior to March 1996, the Company leased the space. The building is currently for sale.

         The Company leases 2,200 square feet in the building adjacent to the Company's manufacturing facility under a lease expiring September 30, 2000. The Company is currently negotiating the termination of this lease.

         The Company also holds various leases to maintain the operations of its subsidiaries.

         Westbeach leases administrative and warehouse space in Vancouver, British Columbia of approximately 10,000 square feet through March 31, 2002, and in Innsbruck, Austria of approximately 2,500 square feet on a month-to-month basis. Use of approximately 1,000 square feet of additional warehouse storage space near Munich, Germany is leased on a month-to-month basis.

         Westbeach also leases warehouse and retail space of approximately 3,500 square feet in Bellevue, Washington under a lease expiring July 31, 2003 with a three-year renewal option.

         Finally, Westbeach leases retail space in Whistler Mountain, British Columbia under a lease expiring December 11, 2008 with a ten-year renewal option, and in Vancouver, British Columbia under a lease expiring March 31, 2005 with a five-year renewal option.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently involved in the litigation and proceedings described below.

         There are seven pending legal matters before the Company besides the involuntary bankruptcy petition. While not all matters are material on an individual basis, they would be material to the Company, if considered together. In general, all litigation against the company, but not foreign subsidiaries, is currently stayed pending resolution of the involuntary bankruptcy petition described above.

1. SANDRA TEAL v. MORROW SNOWBOARDS, INC. (United States District Court, District of Oregon, No. 99-6005-HO). The lawsuit filed by a former employee is a civil action for declaratory injunctive relief, damages and attorneys' fees for federal claims pursuant to the Family and Medical Leave Act of 1993, 29 U.S.C.
(S) 2601-2619 (1994) ("FMLA Claims"). The action also includes supplemental claims under the Oregon Family Leave Act, ORS 659.470 to 659.494 ("OFLA Claims") and ORS 659.030 (prohibiting employment discrimination based on sex). The FMLA Claims allege that Morrow violated the plaintiff's leave and re-employment rights. For the FMLA Claims, the plaintiff seeks reinstatement to her former position, compensatory damages estimated to exceed $50,000, and equivalent liquidated damages, plus attorneys' fees. The OFLA Claims are similar to the FMLA Claims. For the OFLA Claims, the plaintiff seeks reinstatement to her former position, compensatory damages estimated to exceed $50,000, plus attorneys' fees. Additionally, under Oregon law, the plaintiff seeks damages for Morrow's alleged sex discrimination in hiring new employees to perform duties that plaintiff performed, reinstatement to her former position, compensatory damages estimated to exceed $50,000, and punitive damages in excess of $50,000, plus attorneys' fees. The Company believes it has a reasonable basis for defending against such claims, but there can be no assurance the Company will be successful in its defense. Because a jury may award significant compensatory damages, liquidated damages and punitive damages for these types of claims if the jury finds the allegations to be true, a judgment against the Company could be material and could have a material adverse impact upon the Company, its financial condition and continued operations. The Company intends to vigorously defend against these claims.

2. VENDOR CLAIM. Pama Limited, a Hong Kong company ("Pama") was an agent of Westbeach for fall 1997 production and fall 1998 sales samples. Pama claims approximately $84,000 was owing for services provided. Westbeach claims Pama failed to perform given that fall 1998 samples were not timely delivered and that certain surcharges were not agreed to. The parties are in discussions to settle this matter.

3. VENDOR CLAIM. Northwest Precision Castparts has filed a small claims court lawsuit for $3,500 in Douglas County. The Company is handling this matter.

4. MICHAEL JOSEPH FASHION AGENCY, INC. v. MORROW SNOWBOARDS, INC. (Supreme Court, Province of British Columbia, No. C981832). Michael Joseph Fashion Agency Inc. ("Michael Joseph"), the Company's former Western Canadian sales representative, filed a suit in Vancouver, British Columbia claiming damages of approximately $127,000 ( U.S. Dollars), together with interest, attorneys' fees and certain litigation costs. Michael Joseph is seeking approximately $60,000 for lost sales commissions due to the alleged termination of its sales representative relationship without adequate notice under Canadian common law principles, approximately $60,000 for alleged lost sales commissions on gray market goods shipped through unauthorized distribution channels in its exclusive sales territory and the balance for certain expenses incurred. The Company has retained legal counsel in Vancouver, British Columbia to defend this action. The Company believes it has a reasonable basis for defending against any such claim, but there can be no assurance the Company will be successful in this defense.

5. INVOLUNTARY PETITION UNDER CHAPTER 7 BANKRUPTCY (United States Bankruptcy Court for the District of Oregon, No. 699-61663-fra7). On March 30, 1999, certain of the Company's trade creditors filed an involuntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon.

         The Company has negotiated a tentative settlement with the creditors that filed the Involuntary Petition as described under "Tentative Settlement of Involuntary Petition" in the May 3, 1999 Form 8-K. In general, under the terms of the proposed settlement, creditors holding undisputed, non-contingent, liquidated claims against the Company (approximately $2.5 million in the aggregate) will receive payments from the Company as follows: $250,000 within 60 days after an order dismissing the Involuntary Petition becomes final; $200,000 each calendar quarter after the first payment is made; and the remaining unpaid balance of such claims, without interest, all due and payable in one year. Such payments will be secured by a lien against the Company's improved real property located in Salem, Oregon, subject to a senior lien to secure financing for the Company up to a maximum amount of $500,000 which may be increased to $750,000 if the $250,000 initial payment is made to such creditors. Alternatively, at the Company's option, such creditors will receive payments of 85% of the amount of their claims, in full satisfaction, within 60 days after an order dismissing the Involuntary Petition (Dismissal) becomes final. The Company's agreement to make such payments and to grant such a lien is conditioned upon both at least 90% in dollar value of creditors holding claims on these terms and the dismissal of the Involuntary Petition. The settlement was submitted to the Company's creditors and approved by over 90% of the Company's creditors (by number and dollar amount of claims) with undisputed claims. Most, but not all creditors, would be covered by the settlement.

         The Dismissal is subject to approval of the bankruptcy court which approval was received on June 16, 1999. Such bankruptcy court approval is subject to a 10-day appeal period following the approval in which the Company's creditors may object. There is no assurance that the Dismissal will not be challenged or that the Company will be able to comply with the terms of the involuntary settlement and make the payments required thereunder.

6. MARMOT MOUNTAIN LTD. v. MORROW SNOWBOARDS, INC. (United States District Court for the Northern District of California, No. C99-1786). Marmot Mountain Ltd.
(MML) is seeking payment of damages in the amount of $130,000 plus interest at the legal rate on $60,000 of such amount from January 15, 1998, and on $70,000 of such amount from January 15, 1999. In its complaint, MML alleges breach of a contract whereby MML agreed to provide the Company with design, manufacturing and merchandising services related to snowboard apparel. A tentative settlement of $35,500 has been reached.

7. AMERI-TOOL INDUSTRIES, INC. v. MORROW SNOWBOARDS, INC. (Marion County, Oregon Circuit Court, No. 98C19786). Ameri-Tool is seeking payment for molded plastic products and related goods furnished to the Company in the amount of $169,405, together with interest. The Company believes that the Company and Ameri-Tool, subsequent to their initial agreement for the sale of such goods, entered into a revised payment arrangement with regard to such products, in addition to other agreements regarding the delivery by Ameri-Tool of additional products and tooling. The Company has filed an answer containing a counterclaim for alleged damage incurred by the Company due to Ameri-Tool's failure to deliver the products and tooling in accordance with the revised agreement. Morrow does not disagree with the amount claimed by Ameri-Tool.

8. EMPIRE OF CAROLINA, INC. ("EMPIRE") v. MORROW SNOWBOARDS, INC. Empire has asserted rights to a breakage fee of $500,000 and reimbursement of its costs under the Letter of Intent with the Company dated March 2, 1999. The Company has responded that it believes the Letter of Intent was terminated without any obligation on the Company's part to pay such a fee or reimburse any costs. The Company believes it has a reasonable basis for that position and will vigorously defend against any action by Empire seeking such fee.

         An award of damages or the expenditure of significant sums in some or a combination of some of the matters described above could have a material adverse effect on the Company's financial condition and results of operations. The Company's financial condition and capital resources may also adversely affect its ability to vigorously defend any action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since December 14, 1995, the Company's Common Stock has been trading on the Nasdaq National Market under the symbol "MRRW." On April 27, 1999, the Company was delisted from the Nasdaq National Market. The Company is currently traded under the symbol "MRRWE". Due to the delisting, the trading market for the Company's shares may be reduced compared to the Nasdaq National Market. As of February 27, 1999, there were 552 holders of the Common Stock of the Company. Since certain of the shares of Common Stock are held in street name, there may be additional beneficial holders of the Company's Common Stock. On February 27, 1999, there were 6,176,556 shares outstanding.

         The following table shows the range of high and low market prices as reported by the Nasdaq National Market for the past two calendar years:

         NATIONAL MARKET SYMBOL:  MRRW                             HIGH             LOW
         1st Quarter, 1997                                         $   7.75       $    4.50

         2nd Quarter, 1997                                         $   5.50       $    3.25

         3rd Quarter, 1997                                         $   4.88       $    3.25

         4th Quarter, 1997                                         $   4.00       $    2.22

         1st Quarter, 1998                                         $   4.50       $    1.38

         2nd Quarter, 1998                                         $   2.22       $    1.03

         3rd Quarter, 1998                                         $   1.56       $    0.88

         4th Quarter, 1998                                         $   1.75       $    0.50

         The Company has paid no dividends on its Common Stock since its inception. For the foreseeable future, any earnings will be retained to finance the growth of the Company and, accordingly, the Company does not anticipate the payment of cash dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents a summary of selected financial data for each of the five years in the period ended December 26, 1998.

                                                  ------------------------------------------------------------------
                                                                             Years Ended
                                                  ------------------------------------------------------------------
                                                   December 26,    December 27,             December 31,
                                                  ------------------------------------------------------------------
                                                       1998            1997            1996       1995        1994
                                                  ------------------------------------------------------------------
                                                           (in thousands, except per share and share data)
                                                  ------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Net sales (1)                                             $ 9,428         $ 1,810       $  -        $  -       $  -
Cost of goods sold                                          6,288           1,018          -           -          -
                                                  ------------------------------------------------------------------
           Gross profit                                     3,140             792          -           -          -
Operating expenses:
           Selling, marketing and customer                  2,582             214          -           -          -
           service
           Engineering, advance design and
           product management                                 698              28          -           -          -
           General and administrative                       4,096             446          -           -          -
                                                  ------------------------------------------------------------------
  Total operating expenses                                  7,376             688          -           -          -
                                                  ------------------------------------------------------------------
Operating income (loss)                                   (4,236)             104          -           -          -
Interest expense                                            (539)            (11)          -           -          -
Other expense                                               (459)               -          -           -          -
                                                  ------------------------------------------------------------------
Income (loss) from continuing operations                  (5,234)              93          -           -          -
                                                  ------------------------------------------------------------------
Income (loss) from discontinued snowboard                 (7,402)         (7,113)      2,147         485        333
operations

Loss from discontinuance of snowboard operations          (1,952)               -          -           -          -
                                                  ------------------------------------------------------------------
Income (loss) from discontinued snowboard                 (9,354)         (7,113)      2,147         485        333
operations

                                                  ------------------------------------------------------------------
Net income (loss)                                       ($14,588)        ($7,020)     $2,147        $485       $333
                                                  ------------------------------------------------------------------
Income (loss) per share from continuing
operations (2)

   Basic                                                  ($0.85)           $0.02        $ -         $ -        $ -
   Diluted                                                ($0.85)           $0.02        $ -         $ -        $ -
Income (loss) per share from discontinued
operations (2)

   Basic                                                  ($1.51)         ($1.26)      $0.38       $0.15      $0.13
   Diluted                                                ($1.51)         ($1.26)      $0.36       $0.14      $0.12
Net income (loss) per share (2)

   Basic                                                  ($2.36)         ($1.24)      $0.38       $0.15      $0.13
   Diluted                                                ($2.36)         ($1.24)      $0.36       $0.14      $0.12
                                                  ------------------------------------------------------------------
Weighted average number of shares outstanding (2)

   Basic                                                6,176,556       5,671,634  5,684,053   3,130,636  2,592,411
   Diluted                                              6,176,556       5,752,098  5,929,674   3,822,569  2,837,545
                                                  ------------------------------------------------------------------

                                       17

                                          ----------------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------------
                                              December 26,     December 27,                     December 31,
                                          ----------------------------------------------------------------------------------
                                                  1998             1997             1996 (4)       1995 (4)        1994 (4)
                                          ----------------------------------------------------------------------------------
                                                                           (in thousands)
                                          ----------------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents                           $1,348              $855          $5,062        $15,026            $509
Short term investments                                   -                 -           3,700              -               -
Net current assets from continuing
   operations                                        8,358             9,790          23,017         24,200           5,645
Net current assets of discontinued
   operations                                        2,439             4,006               -              -               -
Equipment, fixtures, and property held
   for sale, net                                     3,679             3,980           9,183          6,936           6,140
Total assets from continuing operations             16,171            17,965          32,243         31,179          11,821
Total net assets from discontinued
   operations                                        3,907             9,332               -              -               -
Current liabilities                                 12,583             5,196           3,789          5,478           4,845
Long-term debt and capital lease
   obligations, net of current portion                   -                13             258            475           2,688
Shareholders' equity  (3)                            7,495            22,058          27,892         25,150           3,975

(1) The Company acquired Westbeach on November 13, 1997, thus the 1997 statement of operations represents the continuing Westbeach results of operations for the period from acquisition through year-end.

(2) Common share equivalents included in the computation of per share amounts represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock method.

(3) In December 1995, the Company completed an initial public offering of 1,919,500 shares of common stock at $11.00 per share. Net proceeds to the Company were $18,517,000.

(4) In November, 1997, Morrow acquired Westbeach, whose brand survives as continuing operations. Since the 1994, 1995 and 1996 balance sheets consist entirely of the Company's discontinued operations, these amounts have not been restated to reflect continuing vs. discontinued net assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company acquired Westbeach, a merchandiser of snowboarding apparel and casual clothing, on November 13, 1997. In March 1999, the Company sold its "Morrow" intellectual property, along with all 1999/2000 inventories and its snowboard and binding production equipment to K2. The Company's consolidated net sales were $9,428,000 for continuing operations during the fiscal year ended December 26, 1998 and $15,991,000 for the discontinued operations. These compare to $1,810,000 for continuing operations at an average Canadian exchange rate of 1.4227 U.S. dollars during the prior fiscal period ended December 27, 1997, which includes only a six-week period after the acquisition of Westbeach, and $18,443,000 for the discontinued operations during the fiscal year ended December 27, 1997.

         Due to the seasonal nature of the snowboard industry, a majority of the Company's sales occur in the last two quarters of the year. The three Westbeach retail stores, which do not experience as heavy a seasonal trend, helps to somewhat reduce the seasonal nature of the Company's sales. Gross margins vary significantly throughout the year depending on product mix, price and the mix of wholesale versus retail sales throughout the year.

         The Company accumulates a significant backlog of sales orders in February and March of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company begins delivery of pre-season orders, backlog sales orders decrease and are usually eliminated by the end of the year.

         The Company has taken certain steps to position itself for the future, including selling of the Morrow-TM- brand product line, focusing on the core apparel line offered by the Company, maintaining an efficient management staff with expertise in core areas of the business and implementing financial and accounting controls and systems.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data for the periods indicated as a percentage of net sales.

                                                                ------------------------------------------------
                                                                                  Years Ended
                                                                ------------------------------------------------
                                                                   December 26,    December 27,    December 31,
                                                                ------------------------------------------------
                                                                       1998            1997            1996
                                                                ------------------------------------------------
Net sales                                                               100.0%          100.0%             - %
Cost of goods sold                                                       66.7            56.2              -
                                                                ------------------------------------------------
           Gross profit                                                  33.3            43.8              -
Operating expenses:
           Selling, marketing and customer service                       27.4            11.8              -
           Engineering, advance design and product management             7.4             1.6              -
           General and administrative                                    43.4            24.6              -
                                                                ------------------------------------------------
              Total operating expenses                                   78.2            38.0              -
                                                                ------------------------------------------------
Operating income (loss)                                                (44.9)             5.8              -
Interest expense                                                        (5.7)            (.6)              -
Other  expense                                                          (4.9)               -              -
Income (loss) from continuing operations                               (55.5)             5.2              -
Income (loss) from discontinued operations, net of income taxes        (78.5)         (393.0)          100.0
Loss from discontinuance of operations                                 (20.7)               -              -
                                                                ------------------------------------------------
Net income (loss)                                                      (154.7)%        (387.8)%        100.0%
                                                                ================================================

COMPARISON OF THE YEARS ENDED DECEMBER 26, 1998, (FISCAL 1998) AND DECEMBER 27, 1997, (FISCAL 1997)

         CONTINUING OPERATIONS. The Company's continuing operations consist of the Westbeach-TM- brand apparel and accessory lines and its three retail stores. These continuing operations stem from the acquisition of Westbeach on November 13, 1997. As a result, comparisons of Fiscal 1998 activity to Fiscal 1997 activity consist of a twelve month and a six week comparison, respectively.

         NET SALES. Net sales for continuing operations in Fiscal 1998 increased to $9,428,000, from $1,810,000 for Fiscal 1997. This increase is a result of recognition of twelve months of sales during 1998 compared to six weeks in Fiscal 1997 with the acquisition of Westbeach on November 13, 1997. All sales prior to this acquisition were a part of the Company's discontinued operations and therefore not reflected in this comparison. Sales for continuing operations include Westbeach-TMbrand apparel of $5,905,000 for the year ended December 26, 1998 and $969,000 for the year ended December 27, 1997. Retail sales for the year ended December 26, 1998 in the amount of $3,523,000 and $841,000 for the year ended December 27, 1997 are also included in sales for continuing operations.

         GROSS PROFIT. Gross profit for continuing operations in Fiscal 1998 increased to $3,140,000 from $792,000 for Fiscal 1997 as a result of the recognition of twelve months of activity in Fiscal 1998 versus six weeks in Fiscal 1997. Total gross margin as a percentage of net sales for 1998 decreased 23.9% in Fiscal 1998 to 33.3% down from 43.8% in Fiscal 1997. This is mainly a result of the lack of closeout sales recognized in Fiscal 1997, which are generally recorded in the first half of the year.

         OPERATING EXPENSES. Operating expenses for continuing operations consist of selling, marketing and customer service costs, engineering, advance design and product management costs and general and administrative costs. These costs increased to $7,376,000 for the year ended December 26, 1998 from $688,000 for the year ended December 27, 1997. This increase is a result of the acquisition of Westbeach in November 1997. As a percentage of sales the costs increased 105.8 % to 78.2% for the year ended December 26, 1998, from 38.0% for the year ended December 27, 1997. Many of the annual costs related to product development, shareholder business, sales commissions and corporate compliance issues are incurred during the first three quarters of the year. As a result, the year ended December 26, 1998 will reflect normalized activity, while the year ended December 27, 1997 does not incorporate these costs in continuing operations.

         INTEREST EXPENSE. Interest expense increased to $539,000 for the year ended December 26, 1998 from $11,000 for the year ended December 27, 1997. The Company's need to partially fund the acquisition of Westbeach in November 13, 1997 and its continued borrowings to fund continuing and discontinued operations during Fiscal 1998 created an increase in interest charges of $528,000. Related amortization for allocated deferred financing fees of $115,000 are included in interest expense, whereas in Fiscal 1997 no such fees were incurred. In May 1998, the Company terminated its financing agreement with LaSalle Business Credit, Inc. and as a result $62,000 of deferred financing fees related to this agreement were allocated to continuing operations.

         OTHER INCOME / EXPENSE. Other expense was $459,000 for the year ended December 26, 1998 compared to $0 for the year ended December 27, 1997. The Company's need to utilize secured financing throughout Fiscal 1998 resulted in loan expenses of $301,000, compared to no such expenses in Fiscal 1997. Also, due to the acquisition of Westbeach, the Company enters into transactions denominated in foreign currencies and as a result of unfavorable currency fluctuations has recognized foreign currency losses throughout the year ended Fiscal 1998.

         DISCONTINUED OPERATIONS. On March 26, 1999, the Company sold all of its snowboard, boot and binding assets to K2 for $3.2 million. The Company retained all of the related receivables and liabilities, except for capital lease obligations and certain contract team rider obligations.

         During 1998, the Company continued to incur losses related to the oversupply of products produced in 1996 by a highly fragmented, over-populated and under-capitalized industry. Net sales of the discontinued operations decreased 13.3% in Fiscal 1998 to $15,991,000 from $18,443,000 in Fiscal 1997.
Corresponding gross profits decreased 48.5% to $1,799,000 in Fiscal 1998 from $3,490,000 in Fiscal 1997. The soft market in 1997 continued through 1998. This market effect on the Company, its ability to compete under the current corporate structure and its need for an infusion of cash to continue operations on some front provided a need to evaluate its current and future involvement in the snowboard, boot and binding business. This evaluation resulted in the sale of the snowboard, boot and binding business to K2 in March 1999. As a result of decreased sales and management's decisions to write down the value of certain equipment related to future usage, as well as other factors, the discontinued operations generated a net loss on discontinued operations of $7,402,000 in Fiscal 1998 compared to $7,113,000 in Fiscal 1997. The Company recognized a loss on the discontinuance of $1,952,000 in Fiscal 1998, which is comprised of a $454,000 loss on the sale to K2 and $1,498,000 in accruals related to discontinued snowboard operations in the first quarter of Fiscal 1999.

         NET (LOSS) INCOME. Net loss for Fiscal 1998 was $14,588,000 compared to net loss of $7,020,000 for Fiscal 1997 due to lower than projected sales revenue and related net income, including cancellations of approximately $2,300,000 in pre-booked orders, lower gross profit margins on certain products, write-down in fixed assets of $2,745,000 and other factors.

COMPARISON OF THE YEARS ENDED DECEMBER 27, 1997 (FISCAL 1997) AND DECEMBER 31, 1996 (FISCAL 1996)

         WESTBEACH OPERATIONS. On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach, including the Westbeach-TM- brand name, its apparel product line and three specialty retail stores. Post acquisition net revenues for the year ended December 1997 were $1,810,000, with a gross profit of $792,000 or 43.8%. Corresponding net income of $93,000 was recognized. The Westbeach operations were not owned by the Company in 1996. Therefore, there are no applicable comparisons for Fiscal 1996.

         DISCONTINUED OPERATIONS. On March 26, 1999, the Company sold all of its snowboard, boot and binding assets to K2 for $3.2 million. The Company retained all of the related receivables and liabilities, except for capital lease obligations and certain contract team rider obligations.

         During Fiscal 1997 and Fiscal 1996, the Company incurred significant losses related to the considerable oversupply of products produced in 1996 and 1997 by a highly fragmented, over-populated and under-capitalized industry. Net sales of the discontinued operations decreased 41.8% in Fiscal 1997 to $18,443,000 from $31,699,000 in Fiscal 1996. Corresponding gross profits decreased 67.9% to $3,490,000 in Fiscal 1997 from $10,856,000 in Fiscal 1996.
During 1997, while selling, marketing and customer service costs remained fairly consistent with the prior year, other overhead costs were increasing. During Fiscal 1997, the Company increased product development expenses in support of its development towards a proprietary step-in boot and binding system. In addition, the oversupply of products created a soft market in Fiscal 1997 compared to Fiscal1996. This market effect on the Company's customers created significant hardships, with the write-off of $960,000 in bad debt compared to $110,000 in Fiscal 1996 and the need to evaluate its current and future use of equipment for snowboards, boots and bindings. This evaluation resulted in a $1,568,000 write-down to reflect equipment at its net realizable value. All of this resulted in a net loss of $7,113,000 in Fiscal 1997 compared to net income of $2,147,000 in Fiscal 1996 for the discontinued operations.

YEAR 2000

         The Company is undertaking an assessment of both its internal Year 2000 compliance issues and its key vendors, and customers, Year 2000 compliance status.

         INTERNAL YEAR 2000 COMPLIANCE. During 1998, the Company has continued to assess its Year 2000 readiness by evaluating its computer hardware and software and any services to the Company controlled by computer, such as its fire and security alarm, telephone system and HVAC system. As a result of this assessment, the Company has determined that upgrades are required to its voice mail system; e-mail system; the software for its payroll records, time clocks and manifesting program; and a few PC work stations. Management estimates the cost of these upgrades, which it expects to complete by September 1999, will be approximately $15,000.

         EXTERNAL YEAR 2000 COMPLIANCE. In addition to its internal assessment, the Company will survey each of its vendors and its top 20 customers to determine their Year 2000 readiness. Based on the results of those surveys, the Company will develop a contingency plan for any suppliers of critical materials not expected to be Year 2000 compliant, including identifying alternate sources of materials and, subject to available financing, possibly purchasing excess inventory before the 1999 fiscal year-end. The Company generally has alternate sources for all of its key products and raw materials/inventories. However, problems with or delays in obtaining key products or raw materials/inventory or higher costs due to vendor or shipper Year 2000 compliance problems could adversely impact the Company's ability to timely deliver products, the manufacturing/component costs for such products and related gross profit margins. The financial disruption of key distributors/retailers' operations or shipping/transportation channels due to Year 2000 compliance problems could adversely impact the Company's sales, costs and related gross profit margins on products.

MARKET RISK

         The Company accumulates foreign currency in payment of accounts (principally Canadian dollars) which it then uses to pay its foreign vendors or converts to U.S. dollars, exposing the Company to fluctuations in currency exchange rates. The Company currently holds foreign currencies which are translated into U.S. dollars using the year-end exchange rate, for a total of $218,503. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $18,320. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices, or marketable equity security prices. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in interest rates would have a material effect on the Company's cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital to procure raw materials and other supplies. At December 26, 1998, the Company had $1,348,000 in cash and revolving loans of $3,698,000, compared to $855,000 in cash and revolving loans of $1,923,000 outstanding at December 27, 1997. As discussed below, the Company will require additional working capital to implement its current Business Plan for the 1999-2000 season for its Westbeach apparel line and to sustain operations of its Westbeach retail stores. Based on discussions to date with potential financing sources, there is concern whether the Company can raise working capital in the amounts and at the time needed to fully implement its Business Plan for the 1999-2000 winter sports season. As a result, the Company and its subsidiaries are considering a sale of part or all of its business lines or the assets thereof, if continued operation would jeopardize the value of those assets. Further, even if additional working capital is obtained, there are a number of contingencies that could adversely affect the Company, the adequacy of any working capital obtained and the Company's ability to implement its Business Plan and continue operations.

         Net cash used in operating activities for 1998 was $2,297,000 resulting primarily from net loss from continuing operations of $5,234,000, net loss from discontinued operations of $9,354,000 with add backs for depreciation and amortization of $2,209,000, loss on write-off of fixed assets of $2,745,000, loss on asset retirements of $89,000, loss on forgiveness of shareholder notes receivable of $94,000, decreases in accounts receivable of $1,215,000, decreases in inventories of $1,757,000, decreases in prepaid expenses of $32,000 and increases in accounts payable and accrued liabilities of $2,304,000.

         Net cash used in investing activities for 1998 was $843,000 of which $924,000 was used for the acquisition of property and equipment, offset by $81,000 from the proceeds of sales of property and equipment.

         Net cash provided by financing activities in 1998 was $3,633,000, consisting of $1,775,000 from net borrowings under the revolving credit facility, proceeds of $2,000,000 from a term loan and repayments of $142,000 from payments on long-term borrowings.

         On May 7, 1998, the Company entered into a new credit facility with Foothill Capital Corporation ("Lender") which credit facility replaces the Company's prior credit facility with LaSalle Business Credit, Inc., which has been fully repaid. The Company's line of credit under the new credit facility is up to $10,000,000, including an inventory subline of up to $3,500,000, a letter of credit subline up to $5,000,000, a term loan of up to $2,000,000 and a one-time over-advance subline of up to $750,000. Borrowings available under the revolving credit facility and line are reduced by borrowings from time to time under the other credit facilities. The amount that may be borrowed is also limited to the value of certain eligible inventory, accounts receivable and other assets. At December 26, 1998 the Company had borrowed approximately $5,698,000 under the credit facility, including a $2,000,000 term loan and $3,698,000 under the revolving line of credit. In addition, the Company has issued letters of credit for $331,000 under the letter of credit subline. At December 26, 1998 the Company had utilized the full extent of its revolving line of credit and the one-time advance subline had been repaid in full.

         The credit facility bears interest at the Lender's Reference Rate plus .5% to 1.5% depending on the principal amount outstanding. The Company is required to pay a monthly fee equal to .25% per annum on the average unused amount of the revolving credit facility. The credit facility was issued based on a loan fee of $200,000, payable in installments and monthly servicing fees of $4,000 per month. The one-time over-advance subline was used to fund peak seasonal needs in spring 1998. The one-time advance subline began on May 31, 1998 and was fully repaid by August 1998. The term loan provides for interest-only payments in the first year and monthly principal payments of $41,667 thereafter, with the remaining principal balance of $542,000 due May 8, 2002. A fee of 1.5% per annum is payable on the undrawn amount of outstanding letters of credit.

       The credit facility is secured by substantially all of the Company's assets. The facility requires the Company to comply with certain financial covenants, including, among other things, a tangible net worth value and an "EBITDA" test as defined in the credit facility. The Company's tangible net worth is currently at $2,973,000, compared to the required value of $10,500,000. The Company's "EBITDA" for the nine months ended December 26, 1998 was a loss of $9,781,000 compared to the $3,000,000 "EBITDA" requirement. The Company's failure to meet both the tangible net worth covenant and the "EBITDA" covenant results principally from lower than projected sales revenue and related net income, including cancellations of approximately $2,300,000 in pre-booked orders, lower gross profit margins on certain products, write-down of fixed assets of $2,745,000, and other factors.

         This credit facility was acquired by Capitol Bay Management, Inc. (Capitol Bay) from the Lender on May 7, 1999 pursuant to an Assignment and Acceptance among Capitol Bay, Morrow Snowboards, Inc. and certain other parties. At the time, the amount owing under the credit facility was $217,722, which amount was increased to $451,055, reflecting a reduced Termination Fee (as defined in the credit facility) of $100,000 and an unpaid closing fee of $133,333. At May 7, 1999, the Company was in default of the over-advance funding limitation under Section 2.5 of the Credit Agreement. As a result of such default, the Lender is entitled to exercise its rights and remedies in accordance with the Credit Agreement. The Lender reserved all of its rights to enforce the Credit Agreement as a result of that event of default, effective March 12, 1999, and invoked its right to charge interest at the default rate of 5.5% above the Lender's prime rate as specified in the Credit Agreement. In addition, the Company is out of compliance with its tangible net worth and EBITDA covenants. No default has been declared in these compliance issues. Capitol Bay, as successor to the Lender under the credit facility, has not waived these defaults or the increased interest rate.

         The Company's debt structure is comprised of the following:

                                                                                                 December 26,
                                                                                                      1998
                                                                                              ------------------
Short-term debt:
   Borrowings under revolving line of credit                                                        $ 3,698,000
   Current portion of term loan                                                                       2,000,000
   Current portion of capital lease obligations                                                          13,000
                                                                                              ------------------
              Total short-term debt                                                                 $ 5,711,000
                                                                                              ==================

Long-term debt:
   Capital lease obligations                                                                          $  13,000
         Less current portion                                                                            13,000
                                                                                              ------------------
               Total long-term debt, net of current portion                                           $     -0-
                                                                                              ==================

         On March 30, 1999, certain of the Company's trade creditors filed an Involuntary Petition ("Involuntary Petition") for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon (Case No. 699-61663-FRA7). On March 30, 1999, the Company's accounts payable were approximately $2,500,000, with all overdue more than 90 days. The Company has retained insolvency counsel to assist it in responding to the Involuntary Petition. A motion to dismiss the Involuntary Petition has been filed. See "Item 3. Legal Proceedings."

         On April 27, 1999, the Company's Board of Directors authorized the Company to enter into a binding Memorandum of Understanding ("MOU") with Capitol Bay whereby Capitol Bay will provide the Company with additional financing to be used as working capital, as previously reported in detail in the Form 8-K filed May 3, 1999. Pursuant to the MOU, Capitol Bay acquired Foothill's secured lender position under the credit facility on May 7, 1999. While there is no written agreement to provide additional working capital under the credit facility, the Company believes that Capitol Bay may be less restrictive in releasing funds under the credit facility and that some additional limited working capital may be available under the credit facility. Under the MOU, Capitol Bay also intends to obtain and fund a loan to be secured by the Company's real estate to provide additional working capital. The proposed settlement with certain creditors outlined below and in "Item 3. Legal Proceedings" will limit the aggregate amount secured to $500,000, thereby limiting the amount that may be raised.

         Pursuant to the MOU, the Company has negotiated a tentative settlement with its creditors as outlined in "Item 3. Legal Proceedings." The tentative settlement has been approved by over 90% of the Company's creditors (by number and dollar amount of claims) with undisputed claims. There is no assurance that the Company will be able to make the payments provided under such plan. Based on discussion with potential financing sources to date, the Company has serious concerns about its ability to raise adequate working capital in the amount or at the times needed to fund its business lines for the 1999-2000 winter sports season. To protect the value of the Company's business lines, the Company's subsidiaries are currently considering selling part or all of those business lines or the assets thereof.

         Under the MOU, the Company, if certain conditions are met, has agreed to allow Capitol Bay to convert up to $500,000 of the credit facility into up to 2,000,000 shares (as presently constituted) of the Company's Common Stock (no par value) at the conversion rate of $.25 per share. The Conversion right would run for a one-year period from the date the Dismissal becomes final. Until consummation of the financings under the MOU or, if earlier, the termination of the MOU, the Company has agreed not to issue any securities without the prior written consent of Capitol Bay. The Company has further agreed, that until the Dismissal becomes final, to refrain from filing a petition under the bankruptcy laws provided the proposed agreement with creditors is reached and approved. The closing of the financing is contingent upon a number of material conditions, including obtaining approval of the bankruptcy court of the Dismissal and the creditors agreement to the tentative settlement agreement. There is no assurance that such conditions will be satisfied or that the financings will be consummated.

         At the close of business on April 26, 1999 the Company was delisted from the NASDAQ Stock Market. Because the Company has been delinquent in its filings under the Securities Exchange Act of 1934, trading in the Company's securities will be reported in the pink sheets until the Company has filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1999 and a requisite number of market makers have applied for a listing on the OTC Bulletin Board on the Company's behalf. The Company anticipates it will file such Form 10Q by July 23, 1999 and be listed on the OTC Bulletin Board shortly thereafter.

         Due to the lack of borrowing capacity under the credit facility, the Company's limited working capital, the Involuntary Petition, the Company's debts, including accounts payable, and other factors as outlined herein, the Company has a liquidity problem. After reviewing its working capital needs, the Company has determined it will need additional working capital for 1999. The Company is working on reducing the amount of working capital needed and pursuing alternatives to raise that capital without raising additional equity, except for the right to convert part of the credit facility extended to Capitol Bay.

         The Company estimates that it will require a minimum of $500,000 in additional working capital to implement its Business Plan for the 1999-2000 winter sports season. Further, such minimum working capital does not include any reserves for contingencies. Such minimum number is also based on a number of assumptions about orders of the Company's products, follow-up orders and retail store sales, based on historical numbers. The minimum amount required could increase significantly if the Company is unsuccessful in negotiating acceptable settlements to the numerous pending lawsuits and/or successfully prevailing in such litigation. Further, the Company will need to obtain part or all of such financing at certain dates to maintain adequate working capital and liquidity to fund and continue its operations, as well as place and ship orders for apparel for distribution under its Westbeach brand and acquire inventory for its Westbeach retail stores.

         Based on response to date from potential financing sources, there is significant risk the Company will be unable to obtain adequate working capital at the time or in the amount needed. As a result, the Company is currently considering selling part or all of its business lines. Besides considering a potential sale of part or all of its business lines, the Company will continue to seek additional working capital to continue and maintain the business lines as part of the Company. There is no assurance that the Company will be able to obtain adequate working capital in the amounts needed or at the times needed to sustain its operations or sell its business lines in a timely fashion.

         The Company's ability to survive and potentially attract working capital also depends on reaching tentative settlement with its creditors and dismissing the Involuntary Petition filed by certain creditors under Chapter 7 of the United States Bankruptcy Code (See Note 18). The tentative settlement has been approved by over 90% of the Company's creditors (by number and dollar amount of claims) with undisputed claims. Further, dismissal of the Involuntary Petition was approved by the bankruptcy court on June 16, 1999, subject to a 10-day appeal period. If the dismissal of the Involuntary Petition is challenged during the appeal period with extended delays resulting, or, if challenged, overturned on appeal, the Company would attempt to convert the proceeding to a Chapter 11 bankruptcy proceeding. The Company's ability to convert to a Chapter 11 proceeding may depend on its ability to attract additional working capital to implement the cash management plan it presents to the bankruptcy court in such event. If unsuccessful in such efforts, the Company's assets could be liquidated in a Chapter 7 bankruptcy proceeding by a bankruptcy trustee and the value of its operating businesses, due to the nature of such proceedings, could be seriously diminished in selling those assets. There is no assurance that the dismissal of the Involuntary Petition will not be challenged and delayed and, if challenged, overruled. The settlement covers most, but not all, creditors.

         If the Company is successful in effecting a dismissal of the Involuntary Petition and obtaining working capital to continue operations, there is no assurance that the Company will not encounter future financial problems due to unexpected contingencies, unsuccessful results or negotiations in the pending litigation, or other factors and will not again be faced with an involuntary bankruptcy proceeding. Further, there is no assurance the Company will successfully resolve the pending litigation, either through negotiations or prevailing on the merits at trial.

         To provide capital to pay its creditors, the Company is seeking to sell its principal property, the approximate 103,000 square foot office/manufacturing facility in Salem, Oregon. As noted, the Company is also considering selling its retail stores and/or its apparel line. There remains a significant risk that the Company will be unsuccessful in obtaining dismissal of the Involuntary Petition and raising sufficient working capital to sustain its operations and that the Company could face a liquidation, either voluntarily or involuntarily. Based on the Company's condition, there is no assurance that investors will be able to realize a return on their investment in the Company.

         The above matters raise substantial doubt about the Company's ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause actual consolidated results in the future to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, the Company's ability to obtain adequate financing, address lenders' concerns, achieve dismissal of the Involuntary Petition or successful conversion to a Chapter 11 Company reorganization under U.S. Bankruptcy Code, cure or waiver of the existing bank line default, adequate sales volume, new initiatives by competitors, price pressures, cancellation of preseason orders, inventory risks due to shifts in market demand, raw materials costs, the ability to manufacture product at planned costs, weather in primary resort areas of the world, and the ability to achieve sufficient sales levels and the risk factors listed from time to time in the Company's SEC reports, including, but not limited to, this report.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Morrow Snowboards, Inc.:

         We have audited the accompanying consolidated balance sheets of Morrow Snowboards, Inc. (an Oregon corporation) and subsidiaries (the "Company") as of December 26, 1998 and December 27, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 26, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrow Snowboards, Inc. and subsidiaries as of December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1998 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses in 1998 and is out of compliance with its EBITDA and Tangible Net Worth covenants. Also, the Company's secured creditor has issued a letter of default related to continued over-advances on collateral limitations which are required to maintain the Company's line of credit. In addition, certain of the Company's unsecured trade creditors filed an involuntary petition for relief under Chapter 7 of the United States Bankruptcy Code. A tentative settlement with the Company's creditors has received required approval, and the dismissal of the involuntary petition was approved by the bankruptcy court on June 16, 1999, subject to a 10-day appeal period. There is no assurance that the dismissal of the Involuntary Petition will not be challenged and delayed and, if challenged, overruled. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.

                                                        ARTHUR ANDERSEN LLP

Portland, Oregon
June 17, 1999

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     --------------    --------------
                          ASSETS                                       DECEMBER 26,      DECEMBER 27,
                                                                          1998              1997
                                                                     --------------    --------------
Current Assets:
      Cash and cash equivalents                                           $  1,348       $    855
      Accounts receivable, less allowance for doubtful                       4,843          6,058
           accounts of $1,066 and $659, respectively
      Inventories                                                            1,452          1,805
      Prepaid expense                                                          596            628
      Refundable income taxes                                                    -            285
      Other current assets, net                                                119            159
      Net current assets of discontinued operations                          2,439          4,006
                                                                     --------------    -----------
           Total Current Assets                                             10,797         13,796
Equipment and fixtures, net                                                    571            779
Property held for sale, net                                                  3,108          3,201
Other assets:
      Goodwill, net                                                          3,926          4,061
      Other non-current assets, net                                            208            134
      Net non-current assets of discontinued operations                      1,468          5,326
                                                                     --------------    -----------
           Total Other Assets                                                5,602          9,521
                                                                     --------------    -----------
                Total Assets                                              $ 20,078       $ 27,297
                                                                     ==============    ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Line of credit                                                       $ 3,698        $ 1,923
      Accounts payable                                                       3,053          1,648
      Accrued liabilities                                                    2,321          1,601
      Accrued loss on disposal                                               1,498              -
      Current portion of long-term debt and capital lease obligations        2,013             24
                                                                     --------------    -----------
           Total Current Liabilities                                        12,583          5,196
Long-Term Liabilities:
      Capital lease obligations, net of current portion                          -             13
      Deferred income taxes                                                      -             30
                                                                     --------------    -----------
           Total Long-Term Liabilities                                           -             43
Commitments and contingencies (Note 9)
Shareholders' Equity
      Preferred stock, no par, 10,000,000 shares authorized,
        no shares issued or outstanding                                          -              -
      Common stock, no par, 20,000,000 shares authorized,
        6,176,556 and 6,176,556 shares issued and outstanding               27,116         27,116
      Notes receivable for common stock                                          -            (94)
      Accumulated deficit                                                  (19,602)        (5,014)
      Other comprehensive income (loss)                                        (19)            50
                                                                     --------------    -----------
           Total Shareholders' Equity                                        7,495         22,058
                                                                     --------------    -----------
                Total Liabilities and Shareholders' Equity                $ 20,078       $ 27,297
                                                                     ==============    ===========

            The accompanying notes are an integral part of
                these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              YEAR ENDED
                                                            --------------------------------------------
                                                             DECEMBER 26,     DECEMBER 27,    DECEMBER 31,
                                                                1998             1997            1996
                                                            -------------    -----------    ------------
Net Sales                                                      $   9,428        $ 1,810         $     -
Cost of Goods Sold                                                 6,288          1,018               -
                                                            -------------    -----------    ------------
      Gross Profit                                                 3,140            792               -
Operating Expenses:
      Selling, marketing and customer service                      2,582            214               -
      Engineering, advance design and product management             698             28               -
      General and administrative                                   4,096            446               -
                                                            -------------    -----------    ------------
           Total Operating Expenses                                7,376            688               -
                                                            -------------    -----------    ------------
Operating income (loss)                                           (4,236)           104               -
Other Expense:
      Interest expense                                              (539)           (11)              -
      Other expense                                                 (459)             -               -
                                                            -------------    -----------    ------------
           Total Other Expense                                      (998)           (11)              -
Income (loss) from continuing operations before income taxes      (5,234)            93               -
Income taxes                                                           -              -               -
                                                            -------------    -----------    ------------
Income (loss) from continuing operations                          (5,234)            93               -
                                                            -------------    -----------    ------------
Income (loss) from discontinued snowboard operations              (7,402)        (7,113)          2,147
Loss from discontinuance of snowboard operations                  (1,952)             -               -
                                                            -------------    -----------    ------------
Income (loss) from discontinued operations                        (9,354)        (7,113)          2,147
                                                            -------------    -----------    ------------
Net income (loss)                                              $ (14,588)      $ (7,020)        $ 2,147
                                                            =============    ===========    ============

Net income (loss) per common share:
Income (loss) from continuing operations - basic               $   (0.85)      $   0.02         $     -
Income (loss) from continuing operations - diluted                 (0.85)          0.02               -
Income (loss) from discontinued operations - basic                 (1.51)         (1.26)           0.38
Income (loss) from discontinued operations - diluted               (1.51)         (1.26)           0.36
Net income (loss) - basic                                          (2.36)         (1.24)           0.38
Net income (loss) - diluted                                        (2.36)         (1.24)           0.36

Weighted Average Number of Shares Used in
  Computing Per Share Amounts:
      Basic                                                    6,176,556      5,671,634       5,684,053
                                                             ============   ============    ============
      Diluted                                                  6,176,556      5,752,098       5,929,674
                                                             ============   ============    ============

            The accompanying notes are an integral part of
                these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     NOTES       RETAINED        OTHER
                                                               COMMON STOCK        RECEIVABLE     EARNINGS   COMPREHENSIVE
                                                          ---------------------   FOR COMMON   (ACCUMULATED    INCOME
                                                           SHARES      AMOUNT       STOCK        DEFICIT)       (LOSS)       TOTAL
                                                          ----------  ---------  -----------  ------------- ------------- ---------
Balance, December 31,1995                                 5,500,448   $ 25,385    $     (94)   $    (141)   $        -  $   25,150
      Common stock options exercised                        114,953        318            -            -             -         318
      Repurchase of common stock                            (92,500)      (657)           -            -             -        (657)
      Warrant activity                                      144,848        211            -            -             -         211
      Tax benefit for exercise of non-
        qualified stock options                                   -        723            -            -             -         723
      Comprehensive income:
               Net income                                         -          -            -        2,147             -       2,147
                                                          ----------  ---------   ----------  -----------   ----------  ----------
Balance, December 31,1996                                 5,667,749     25,980          (94)       2,006             -      27,892
      Stock issued for acquisition                          584,240      1,680            -            -             -       1,680
      Common stock options exercised                         12,250         40            -            -             -          40
      Repurchase of common stock                            (92,583)      (596)           -            -             -        (596)
      Warrant activity                                        4,900         12            -            -             -          12
      Comprehensive income (loss):
               Net loss                                           -          -            -       (7,020)            -      (7,020)
               Change in translation adjustment                   -          -            -            -            50          50
                                                                                                                        -----------
      Total comprehensive loss                                                                                              (6,970)
                                                          ----------  ---------   ----------  -----------  ------------ -----------
Balance, December 27,1997                                 6,176,556     27,116          (94)    $ (5,014)           50      22,058
      Forgiveness of shareholder notes receivable                 -          -           94            -             -          94
      Comprehensive loss:
              Net loss                                            -          -            -      (14,588)            -     (14,588)
              Change in translation adjustment                    -          -            -            -           (69)        (69)
                                                                                                                        -----------
      Total comprehensive loss                                                                                             (14,657)
                                                          ----------  ---------   ----------  -----------  ------------ -----------
Balance, December 26, 1998                                6,176,556   $ 27,116    $        -  $   (19,602) $       (19) $    7,495
                                                          ==========  =========   ==========  ===========  ============ ===========

            The accompanying notes are an integral part of
                these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               YEAR ENDED
                                                               ---------------------------------------------
                                                               DECEMBER 26,    DECEMBER 27,     DECEMBER 31,
                                                                   1998            1997             1996
                                                               ------------   -------------     ------------
Cash Flows from Operating Activities:
      Net income (loss)                                        $   (14,588)   $   (7,020)       $   2,147
      Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Loss from discontinuance of snowboard operations          1,952             -                -
           Depreciation and amortization                             2,209         1,593            1,205
           Loss on write-down of fixed assets                        2,745         1,568                -
           Loss on retirement of fixed assets                           89             -                -
           Deferred income taxes                                       (30)          146               67
           Effect on income tax from exercise of
             stock options                                               -             -              723
           Loss on forgiveness of shareholder notes receivable          94             -                -
           Other                                                       (69)           28               26
           Changes in operating assets and liabilities:
                (Increase) Decrease in accounts receivable           1,215         5,155           (2,850)
                (Increase) Decrease in inventories                   1,757           732           (1,786)
                (Increase) Decrease in prepaid expenses                 32            18             (284)
                (Increase) Decrease in refundable income taxes         285          (285)               -
                Increase in other assets                              (292)         (252)               -
                Increase (Decrease) in accounts payable              1,405        (1,486)            (305)
                Increase (Decrease) in accrued liabilities             899          (408)           1,045
                                                               ------------   -----------       ----------
           Net Cash Used in Operating Activities                    (2,297)         (211)             (12)
Cash Flows From Investing Activities:
      Redemption of short-term investments                               -         3,700                -
      Purchase of short-term investments                                 -             -           (3,700)
      Acquisition of Westbeach, net of cash acquired                     -        (2,554)               -
      Acquisition of property and equipment                           (924)       (2,975)          (3,481)
      Proceeds from sale of equipment                                   81             -                3
                                                               ------------   -----------       ----------
           Net Cash Used In Investing Activities                      (843)       (1,829)          (7,178)
Cash Flows From Financing Activities:
      Proceeds from issuance of common stock                             -            52              529
      Payments for repurchase of common stock                            -          (596)            (657)
      Proceeds from issuance of term loan                            2,000             -                -
      Principal payments on debt assumed from Westbeach                  -        (3,271)               -
      Principal payments on long-term liabilities                     (142)         (275)          (2,646)
      Line of credit borrowings, net                                 1,775         1,923                -
                                                               ------------   -----------       ----------
           Net Cash Provided By (Used In)
             Financing Activities                                    3,633        (2,167)          (2,774)
                                                               ------------   -----------       ----------
Net Increase (Decrease) In Cash and Cash Equivalents                   493        (4,207)          (9,964)
Cash and Cash Equivalents at Beginning of Year                         855         5,062           15,026
                                                               ------------   -----------       ----------
Cash and Cash Equivalents at End of Year                       $     1,348    $      855        $   5,062
                                                               ============   ===========       ==========

            The accompanying notes are an integral part of
                these consolidated financial statements.

                             MORROW SNOWBOARDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        ORGANIZATION AND CURRENT EVENTS

          DESCRIPTION OF BUSINESS

         Morrow Snowboards, Inc., and subsidiaries (the "Company"), headquartered in Salem, Oregon, was organized in October 1989 to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States as well as international distributors in several foreign countries. On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd., a manufacturer, wholesaler and retailer of snowboarding apparel and casual clothing. Westbeach has three subsidiaries, an Austrian organization whose principal activity consists of a European sales warehousing operation, a United Kingdom organization consisting of European sales and a Washington State corporation whose principal activity is U.S. retail sales. On March 26, 1999, the Company sold all of its "Morrow" intellectual property, along with all 1999/2000 snowboard inventories and its snowboard and binding production equipment to K2 Acquisitions Inc. (K2). The results of operations for the snowboard, boot and binding business have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations. See Note 17 for further discussion.

         The consolidated financial statements include the wholly owned subsidiaries, Morrow Westbeach Canada ULC, a Canadian Corporation and Morrow International, Inc., a Guam foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

         The Company operates in a relatively new and rapidly growing segment of the action sports industry that is highly seasonal. Further, the Company has undergone significant expansion since its inception in 1989, related to its manufacturing, marketing and sales activities with subsequent discontinuance of its snowboard, boot and binding operations. These and other factors present certain risks to the future operations of the Company.

         CURRENT EVENTS

         In 1998 the Company experienced a significant increase in operating expenses due to higher costs related to the Westbeach merger and further debt and organizational restructuring charges, among other factors, which resulted in a significant loss. The Company evaluated its equipment used in the manufacture of snowboards, boots, and bindings in light of current and future usage, as well as expected market demand, and the realization of certain other of its assets, and thus provided write-downs in the 1998 and 1997 statements of operations, primarily related to discontinued operations, of $2,745,000 and $1,568,000, respectively, to reflect the equipment and other assets at net realizable value. In addition, the Company evaluated its ability to continue under the current corporate structure and its need for an infusion of cash to continue operations (see Note 17 for further discussion). This evaluation resulted in the sale of the snowboard, boot and binding business in March of 1999.

         As a result of the 1998 loss, effective March 12, 1999, the Company is in default of overadvance funding under Section 2.5 of the Company's line of Credit Agreement ("the Agreement"). As a result of such default, the lender is entitled to exercise its rights and remedies in accordance with the Agreement. The lender reserves all of its rights to enforce the Agreement as the result of the event of default. Also, the lender will charge interest on the obligation at the default rate of 5.5% above the lender's prime rate as specified in the Agreement. In addition, the Company is out of compliance with its tangible net worth and EBITDA covenants. No default has been declared for these compliance issues. The Company's operations are very seasonal with the majority of the revenue recorded in the third and fourth quarters. Due to the lack of borrowing capacity under the credit facility, the Company's limited working capital, the Involuntary Petition, the Company's debts, including accounts payable, and other factors as outlined herein, the Company has a liquidity problem. After reviewing its working capital needs, the Company has determined it will need additional working capital for 1999. The Company is working on reducing the amount of working capital needed and pursuing alternatives to raise that capital without raising additional equity, except for the right to convert part of the credit facility extended to Capitol Bay Management, Inc. (See Note 18 for further discussion.)

         The Company estimates that it will require a minimum of $500,000 in additional working capital to implement its Business Plan for the 1999-2000 winter sports season. Further, such minimum working capital does not include any reserves for contingencies. Such minimum number is also based on a number of assumptions about orders of the Company's products, follow-up orders and retail store sales, based on historical numbers. The minimum amount required could increase significantly if the Company is unsuccessful in negotiating acceptable settlements to the numerous pending lawsuits and/or successfully prevailing in such litigation (See Note 9). Further, the Company will need to obtain part or all of such financing at certain dates to maintain adequate working capital and liquidity to fund and continue its operations, as well as place and ship orders for apparel for distribution under its Westbeach brand and acquire inventory for its Westbeach retail stores.

         Based on response to date from potential financing sources, management believes there is significant risk the Company will be unable to obtain adequate working capital at the time or in the amount needed. As a result, the Company is currently considering selling part or all of its business lines. Besides considering a potential sale of part or all of its business lines, the Company will continue to seek additional working capital to continue and maintain the business lines as part of the Company. There is no assurance that the Company will be able to obtain adequate working capital in the amounts needed or at the times needed to sustain its operations or sell its business lines in a timely fashion.

         The Company's ability to survive and potentially attract working capital also depends on reaching tentative settlement with its creditors and dismissing the Involuntary Petition filed by certain creditors under Chapter
7 of the United States Bankruptcy Code. (See Note 18). The tentative settlement has been approved by over 90% of the Company's creditors (by number and dollar amount of claims) with undisputed claims. Further, dismissal of the Involuntary Petition was approved by the bankruptcy court on June 16, 1999, subject to a 10-day appeal period. If the dismissal of the Involuntary Petition is challenged during the appeal period with extended delays resulting or, if challenged, overturned on appeal, the Company would attempt to convert the proceeding to a Chapter 11 bankruptcy proceeding. The Company's ability to convert to a Chapter 11 proceeding may depend on its ability to attract additional working capital to implement the cash management plan it presents to the bankruptcy court in such event. If unsuccessful in such efforts, the Company's assets could be liquidated in a Chapter 7 bankruptcy proceeding by a bankruptcy trustee and the value of its operating businesses, due to the nature of such proceedings, could be seriously diminished in selling those assets. There is no assurance that the dismissal of the Involuntary Petition will not be challenged and delayed and, if challenged, overruled. The settlement covers most, but not all, creditors.

         If the Company is successful in effecting a dismissal of the Involuntary Petition and obtaining working capital to continue operations, there is no assurance that the Company will not encounter future financial problems due to unexpected contingencies, unsuccessful results or negotiations in the pending litigation, or other factors, and will not again be faced with an involuntary bankruptcy proceeding. Further, there is no assurance the Company will successfully resolve the pending litigation, either through negotiations or prevailing on the merits at trial.

         To provide capital to pay its creditors, the Company is seeking to sell its principal office/manufacturing facility in Salem, Oregon, which has been shown in the financial statements as property held for sale. As noted, the Company is also considering selling its retail stores and/or its apparel line. However, no decision to sell such stores or apparel line has been made. There remains a significant risk that the Company will be unsuccessful in obtaining dismissal of the Involuntary Petition and raising sufficient working capital to sustain its operations and that the Company could face a liquidation, either voluntarily or involuntarily.

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

         Summarized unaudited 1997 and 1996 pro forma results of continuing operations, assuming the Westbeach acquisition took place on January 1 of each year, are as follows:

                                                            YEARS ENDED
                                                           (in thousands)
                                              --------------------------------------
                                                DECEMBER 27,         DECEMBER 31,
                                              -----------------    -----------------
                                                    1997                 1996
                                              -----------------    -----------------
         Net Sales                                $ 9,095              $ 8,795
         Net income (loss) from
         continuing operations                    $  (590)             $  (206)
         Net income (loss) from
         continuing operations per share:
            Basic                                 $  (.10)             $  (.04)
            Diluted                               $  (.10)             $  (.04)

3.       SIGNIFICANT ACCOUNTING POLICIES

         FISCAL YEAR

         Effective January 1, 1997, the Company changed its year-end from a calendar year end to a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the 1998 fiscal year ended on December 26th, whereas the prior fiscal year ended on December 27th.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with a maturity of three months or less.

         FINANCIAL INSTRUMENTS

         A financial instrument is cash or a contract that imposes or conveys a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of December 26, 1998 and December 27, 1997.

          INVENTORIES

         Inventories for continuing operations, including retail inventories, are stated at the lower of average cost or market. Inventories for discontinued operations are stated at the lower of cost or market using standard costs, which approximate the first-in, first-out (FIFO) method. Costs for valuation of manufacturing inventory are comprised of labor, materials (including freight and duty) and manufacturing overhead.

         DEPRECIATION AND AMORTIZATION

         Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets, which are 10-35 years for buildings and improvements and 3-12 years for equipment, fixtures and other. As of December 28, 1997, the Company prospectively revised the lives of certain equipment and tooling. This change increased the loss for discontinued operations for the year ended December 26, 1998 by $349,000 or $.06 per share. Amortization of leasehold improvements and equipment under capital leases is provided using the straight-line method over the expected useful lives of the assets or the initial term of the lease (including periods related to renewal options which are expected to be exercised), whichever is shorter. Amortization is included in depreciation expense.

         GOODWILL AND OTHER LONG LIVED ASSETS

         Goodwill resulting from the Westbeach acquisition is being amortized over 15 years using the straight-line method and is net of amortization of $312,000 and $34,000 at December 26, 1998 and December 27, 1997, respectively. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on non-discounted projected earnings. If the valuation indicates that non-discounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded. Management has evaluated the realizability of the Westbeach goodwill and believes it is realizable from future continuing operations.

         DEFERRED LOAN COSTS

         Deferred loan costs included in other assets are amortized over the life of the related debt on a straight-line basis, which does not differ materially from the effective rate method.

          WARRANTY COSTS

         The Company offers a one-year warranty on its products. The Company provides for anticipated warranty expense related to products sold.

         ADVERTISING AND PROMOTION COSTS

         Advertising and promotion costs are expensed as incurred and included in selling, marketing and customer service expenses. Advertising and promotion expenses for continuing operations totaled $1,037,000 in 1998. These same expenses related to discontinued operations were, $419,000, $1,440,000, and $1,284,000 in 1998, 1997 and 1996 respectively.

         REVENUE RECOGNITION

         The Company recognizes revenue from the sale of its products when the products are shipped to customers or for retail sales when the customer takes the product.

         INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 uses the liability method so that deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expenses or credits are based on the changes in the financial statement bases versus the tax bases in the Company's assets or liabilities from period to period.

         STOCK-BASED COMPENSATION PLANS

         The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as described in Note 10.

         PRODUCT DEVELOPMENT COSTS

         Expenditures associated with the development of new products and improvements to existing products are expensed as incurred. Product development expenses for continuing operations totaled $629,000 in 1998. These same expenses related to discontinued operations were, $1,568,000, $932,000, and $589,000 in 1998, 1997, and 1996 respectively.

         NET INCOME PER SHARE

         Effective December 27, 1997, the Company adopted SFAS 128, "Earnings Per Share". SFAS 128 prescribes new calculations for Basic and Diluted Earnings Per Share (EPS), which replaces the former calculations for Primary and Fully Diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average shares outstanding; no dilution for any potentially dilutive securities is included. Diluted EPS is calculated differently than the Fully Diluted EPS calculation under the old rules. When applying the treasury stock method for Diluted EPS to compute dilution for options, SFAS 128 requires use of the average share price for the period, rather than the greater of the average share price or end-of-period share price. The shares are computed as follows:

                                                                                           YEAR ENDED
                                                                       -------------------------------------------------
                                                                        DECEMBER 26,      DECEMBER 27,     DECEMBER 31,
                                                                       --------------  ---------------  ----------------
                                                                            1998              1997             1996
                                                                       --------------  ---------------  ----------------
Shares:

Weighted average shares outstanding for Basic EPS                        6,176,556         5,671,634          5,684,053
Stock option and convertible debenture dilution (1)                              -            80,464            245,621
                                                                       --------------------------------------------------
Weighted average shares outstanding for Diluted EPS                      6,176,556         5,752,098          5,929,674
                                                                       ==================================================

(1) The effect of potential common securities of 398,998 shares is excluded from the dilutive calculation in 1998 as their effect would be antidilutive.

         FOREIGN CURRENCY TRANSLATION

         The financial statements of the Company's foreign subsidiaries are translated into U. S. dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates for the period for revenues and expenses. Adjustments resulting from translating foreign functional currency balance sheet components into U.S. dollars are included in Other Comprehensive Income (Loss) in the Consolidated Statement of Shareholders' Equity.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.        INVENTORIES

         Inventories consisted of the following:

                                                             DECEMBER 26,  DECEMBER 27,
                                                             ------------  ------------
                                                                 1998         1997
                                                             ------------  ------------
                                                                 (in thousands)
Finished goods                                               $        846  $        431
Retail goods                                                          787           818
Work-in-process                                                        13             5
Raw materials                                                         247           551
                                                             ------------  ------------
                                                                    1,893         1,805
Less reserve for obsolete inventory                                  (441)            -
                                                             ------------  ------------
   Total continuing operations inventories, net              $      1,452  $      1,805
                                                             ============  ============
Total discontinued operations inventory, net                 $      2,717       $ 4,121
                                                             ============  ============

5.       EQUIPMENT AND FIXTURES

         Equipment and fixtures consisted of the following:

                                                             DECEMBER 26,  DECEMBER 27,
                                                             ------------  ------------
                                                                 1998         1997
                                                             ------------  ------------
                                                                 (in thousands)
Equipment and fixtures                                       $        997  $        950

Less accumulated depreciation, amortization and
reserve for write-down                                               (426)         (171)
                                                             ------------  ------------

Equipment and fixtures for continuing operations, net        $        571  $        779
                                                             ============  ============
Equipment, fixtures and other assets for discontinued
operations, net                                              $      1,607  $      5,567
                                                             ============  ============

         Included in equipment from discontinued operations was $479,000 and $795,000 of equipment under capital lease as of December 26, 1998 and December 27, 1997, respectively.

         As more fully discussed in Note 1, the Company performed an evaluation of its machinery, equipment and other assets and, as a result, recognized a write-down primarily related to discontinued operations of $2,745,000 and $1,568,000, in 1998 and 1997 respectively.

         As a result of the sale of its snowboard, binding, and boot business lines, the Company has decided to sell its manufacturing facility and improvements. Such assets are reflected as property held for sale in the accompanying Consolidated Balance Sheets.

6.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                                                           DECEMBER 26,       DECEMBER 27,
                                                                                         ----------------    --------------
                                                                                               1998               1997
                                                                                         ----------------    --------------
                                                                                                    (in thousands)
              Accrued commissions                                                                 $  361             $ 275
              Accrued payroll and related liabilities                                                456               508
              Accrued inventory purchases                                                            504               154
              Accrued warranty                                                                       464               260
              Other                                                                                  536               404
                                                                                         ----------------    --------------
                 Total Accrued Liabilities                                                       $ 2,321           $ 1,601
                                                                                         ================    ==============

7.       DEBT

         Debt consisted of the following:

                                                                                            DECEMBER 26,       DECEMBER 27,
                                                                                          ------------------  ----------------
                                                                                                1998               1997
                                                                                          ---------------------------------
                                                                                                    (in thousands)
  Operating line of credit with LaSalle Business Credit, Inc. of $7,000,000 for the period from October 15 through February 28 of each calendar year, increasing to $14,000,000 for the periods March 1 through October 14 of each calendar year, collateralized by accounts receivable, inventory, personal property, investment property, intangibles and all deposit accounts. Monthly interest payments were made at 0.25% above the prime rate. The agreement
  was terminated on May 7, 1998.                                                          $             -      $      1,923

  Operating line of credit with Foothill Capital Corporation of up to
  $10,000,000 collateralized by accounts receivable, inventory, personal property, investment property, intangibles and all deposit accounts. An unused line fee equal to 0.25% per annum times the average unused portion of the maximum revolving amount is assessed on the first of each month.  Monthly interest payments are made at the Lender's Reference Rate plus 0.5% to 1.5%
  depending on the principal amount outstanding when combined with the term
  loan, yielding a total interest rate of 8.75% as of December 26, 1998.                            3,698                -

  Term loan with Foothill Capital Corporation of $2,000,000, secured by land and buildings. Monthly installments in the amount of $41,667 are due beginning
  May, 1999 and bear interest at a rate of 0.5% to 1.5% over the Lender's
  Reference Rate depending on the principal amount outstanding when combined with the operating line of credit, yielding a total interest rate of 8.75%
  as of December 26, 1998.                                                                          2,000                 -
                                                                                          ------------------  ----------------
                                                                                          $         5,698      $      1,923
                                                                                          ==================  ================

         The Foothill credit facility includes a revolving line of credit up to $10,000,000, including an inventory subline of up to $3,500,000, a letter of credit subline up to $5,000,000, and a term loan of $2,000,000. Borrowings available under the revolving credit facility and line are reduced by borrowings from time to time under the other credit facilities. The amount that may be borrowed is also limited to the value of certain eligible inventory, accounts receivable and other assets. At December 26, 1998 the Company had borrowed approximately $5,698,000 under the credit facility which includes the $2,000,000 term loan and $3,698,000 under the revolving line of credit. In addition, at December 26, 1998, the Company had outstanding letters of credit of $331,000 under the letter of credit subline.

         The credit facility is secured by substantially all of the Company's assets and is available through May 6, 2002. The credit facility contains various covenants that require the Company, among other things, to meet certain objectives with respect to net worth, an "EBITDA" test as defined in the credit facility and capital expenditures limitations. As of December 26, 1998, the Company was not in compliance with the "EBITDA" test or the Tangible Net Worth test, therefore all long-term debt balances have been classified as current. On March 12, 1999, Foothill issued a letter of default under Section 2.5 of the loan agreement as a result of continued overadvance of obligations owing in excess of advance limitations set forth in the loan. Foothill reserves its rights to enforce the agreement as a result of the event of default but is currently forbearing against any further action. Until such time that the Company can cure this default, the Company will pay a default interest rate of 5.5% above the Lender's Reference Rate on outstanding balances and 5.5% above the Lender's Reference Rate on outstanding letters of credit, as required by the loan agreement.

         See Note 18 for additional discussion of subsequent events relating to the Company's debt.

8.        CAPITAL LEASE OBLIGATIONS

         Substantially all of the Company's capital lease obligations related to the snowboard operations. K2 assumed the snowboard-related obligations during the purchase that occurred on March 26, 1999, therefore, such obligations have been netted against the assets of discontinued operations in the accompanying Consolidated Balance Sheets.

         Capital lease obligations relating to the continuing operations of the Company at December 26, 1998 and December 27, 1997 were $13,000 and $37,000, respectively.

9.       COMMITMENTS AND CONTINGENCIES

         Rent expense for continuing operations totaled $219,000 in 1998. These same expenses related to discontinued operations were, $14,000, $4,000, and $0 in 1998, 1997, and 1996, respectively.

         The Company currently leases six locations to house its distribution operations; its retail operations and its graphic department, which expire at various time periods through the year 2005. On certain leases, the Company is responsible for taxes and insurance.

         Minimum annual real property lease obligations for continuing operations for the 12-month period ending December are as follows (in thousands):

              1999                                                   $     207
              2000                                                         213
              2001                                                         203
              2002                                                         180
              2003                                                         154
              Thereafter                                                   426
                                                                     ---------
              Minimum lease payments for real property leases        $   1,383
                                                                     =========

         LEGAL MATTERS

         The Company is party to various legal matters which if settled unfavorably to the Company in the aggregate would have a material effect on the Company's financial position and results of operations. While the Company believes it has a reasonable basis in most of these cases and intends to vigorously defend itself, the Company cannot estimate, except as indicated below, the probable outcome and, no assurance can be given that the Company will be successful. The more significant legal matters are as follows:

         A former employee filed a civil action claiming Morrow violated the federal Family and Medical Leave Act, the Oregon Family Leave Act and Oregon law prohibiting employment discrimination based on sex. A jury may award significant damages for these types of claims. The Company intends to vigorously defend against these claims, and believes it has a reasonable basis for defending against such claims.

         The Company's former sales representative in Western Canada is claiming damages of approximately $127,000 together with interest, attorney's fees and certain litigation costs for alleged termination of relationship without adequate notice under Canadian common law principles and alleged lost commissions for shipments into its exclusive sales territory through unauthorized distribution channels. The Company has retained legal counsel in British Columbia to defend this action and believes it has a reasonable basis for defending against such claim.

         Marmot Mountain Ltd. alleges breach of contract regarding provisions of services related to snowboard apparel. A tentative settlement of $35,500 has been reached, and is accrued in the Consolidated Balance Sheet as of December 26, 1998.

         Ameri-Tool Industries, Inc. is seeking payment of approximately $169,000, together with interest, for goods furnished the Company. The Company has filed an answer, counterclaiming alleged damages due to Ameri-Tool's failure to deliver in accordance with a revised agreement. The potential amount payable under this claim is accrued in the Consolidated Balance Sheet as of December 26, 1998.

         In the spring of 1999, the Company entered into a Letter of Intent with Empire of Carolina, Inc. for the sale of the Company. Empire of Carolina claims rights to a breakage fee of $500,000 and costs under the Letter of Intent with the Company. The Company believes the Letter of Intent was terminated without obligation on the Company's part for the payment of a fee or reimbursement of any costs.

         The Company also has two claims filed against it by certain vendors for payment of approximately $87,500. The Company believes it will settle these matters without a material effect on the Company's financial position and results of operation.

10.       SHAREHOLDERS' EQUITY

          STOCK OPTION PLANS

         In September 1990, the Company adopted a stock option plan (the "Plan") for selected executives, employees and directors and reserved 490,000 shares of common stock for issuance under the Plan. In January 1995, the Plan was amended to increase the number of shares of common stock under the Plan to 857,500. In July 1995, the Plan was further amended to increase the number of shares of common stock under the Plan to 1,102,500. The Plan was again amended by the Board of Directors in 1997 to change the name of the Plan, add certain additional types of equity grants, provide for acceleration of vesting on certain changes in control or sale of substantially all the Company's assets and a number of immaterial changes to update, modernize and reorganize the Plan, which amendment was also approved by the Company's shareholders. The Plan permits the granting of options for terms not to exceed ten years from date of grant. The options generally vest ratably over a four-year period and are exercisable subject to terms established in the Plan document. The exercise price of the options granted under the Plan must be equal to or greater than the fair market value of the shares on the date of grant for incentive stock options and not less than 85 percent of the fair market value for nonqualified stock options. The exercise price of the options granted by the Company has generally been equal to or greater than fair market value at the date of grant. Fair market value for periods prior to the Company's initial public offering were determined by the Board of Directors without an independent valuation. Information regarding the Plan is as follows:

                                                                NUMBER        WEIGHTED AVERAGE      AGGREGATE
                                                              OF SHARES       EXERCISE PRICE         PRICE
                                                              ----------      ----------------    -----------

     Options outstanding at December 31, 1995                    566,582       $         3.41       $ 1,931,000
        Granted                                                  131,200                11.27         1,478,000
        Lapsed                                                  (17,105)                 5.39          (92,000)
        Exercised                                              (114,953)                 2.77         (318,000)
                                                            -------------  -------------------   ---------------
     Options outstanding at December 31, 1996                    565,724                 5.30         2,999,000
        Granted                                                   83,750                 3.90           326,000
        Re-Issued                                                 90,500                 9.20           833,000
        Lapsed/Canceled                                         (183,300)                8.57        (1,570,000)
        Exercised                                                (12,250)                3.27           (40,000)
                                                            -------------  -------------------   ---------------
     Options outstanding at December 27, 1997                    544,424                 4.68         2,548,000
        Granted                                                  116,250                 1.33           154,600
        Lapsed/Canceled                                        (261,676)                 4.57        (1,194,600)
                                                            -------------  -------------------   ---------------
     Options outstanding at December 26, 1998                    398,998           $     3.78       $ 1,508,000
                                                            =============  ===================   ===============

         In accordance with the terms of option agreements, in August 1995, certain employees exercised their stock options in exchange for notes receivable. The notes bore interest at 10 percent per annum and were due and payable August 1, 1997; however, the shareholders were unable to satisfy the notes as they became due, and thus the December 26, 1998 financial statements reflect a $94,000 forgiveness of such notes. The notes receivable, net of any payments received and the aforementioned forgiveness, have been reflected as a loss to continuing operations in the accompanying consolidated financial statements.

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

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

         During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which defines a fair value based method of accounting for employee stock options and similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

         The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1998, 1997 and 1996 using the Black-Scholes option pricing model, as prescribed by SFAS 123, using the following weighted average assumptions for grants for the years ended:

                                                December 26,            December 27,          December 31,
                                                ------------            ------------          ------------
                                                   1998                     1997                 1996
                                                ------------            ------------          ------------
Risk-free interest rate                             5.3%                     6.0%                   6.5%
Expected dividend yield                             0.0%                     0.0%                   0.0%
Expected lives (Years)                              6.0                      6.0                    6.0
Expected volatility                                99.1%                    64.3%                  57.1%

         Using the Black-Scholes methodology, the total value of options granted during 1998, 1997 and 1996 was $114,000, $ 752,000 and $918,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value per share of options granted during 1998, 1997 and 1996 was $0.98, $4.32 and $6.99, respectively.

         If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma disclosures below, for the years ended December 26, 1998, December 27, 1997 and December 31, 1996 (in thousands except per share data):

                                -----------------------------    -----------------------------    -----------------------------
                                            1998                             1997                             1996
                                -----------------------------    -----------------------------    -----------------------------
                                As Reported     Pro Forma        As Reported     Pro Forma         As Reported    Pro Forma
                                --------------- -------------    --------------- -------------    --------------- -------------
Net income (loss)                 $(14,588)      $(14,898)          $(7,020)       $(7,366)           $2,147         $1,901
Net income (loss) per share:
  Basic                            $ (2.36)       $ (2.41)          $ (1.24)       $ (1.35)           $ .38          $ .34
  Diluted                          $ (2.36)       $ (2.41)          $ (1.24)       $ (1.35)           $ .36          $ .33

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years. The following table summarizes information about stock options outstanding at December 26, 1998:

                                        Options Outstanding                                         Options Exercisable
                      ---------------------------------------------------------       ----------------------------------------
      Range of        Number of Shares    Weighted Average     Weighted Average       Number of Shares      Weighted Average
  Exercise Prices        Outstanding         Remaining          Exercise Price         Exercisable at        Exercise Price
     per Share         at December 26,      Contractual            per Share          December 26, 1998        per Share
                            1998            Life (Years)
--------------------- ------------------ ------------------- ---------------------- ---------------------- -------------------
$ 0.81  -  $4.50           330,148              6.6                  $ 2.80                213,798                $ 3.24
$ 5.31  -  $8.50            46,150              7.9                  $ 7.30                 44,350                $ 7.31
$10.62  - $11.50            22,700              7.7                  $10.85                 17,500                $10.80
                      ------------------ ------------------- ---------------------- ---------------------- -------------------
   Total/Average           398,998              6.9                  $ 3.78                275,648                $ 4.38

         Total options exercisable at December 26, 1998, December 27, 1997, and December 31, 1996, were 275,648, 360,827 and 106,934, respectively, at a weighted average exercise price per share of $4.38, $4.19, and $4.19, respectively.

         STOCK WARRANTS

         The Company, from time to time, has issued stock warrants as payment for fees, interest and services rendered. At December 26, 1998, December 27, 1997 and December 31, 1996, the Company had outstanding warrants to purchase 34,300, 58,801 and 63,701 shares of common stock, respectively. The warrants are exercisable at a weighted average exercise price per share of $2.45. Warrants are valued at the excess of the fair value of the common stock over the exercise price at the date of the grant. Any excess of the fair value over the exercise price of the common stock at the date of grant is recognized as a capital contribution to warrants outstanding and corresponding expense. In 1998, no warrants to purchase common stock were exercised. During 1997 and 1996, warrants to purchase 4,900 and 144,848 shares of common stock were exercised at weighted average exercise prices of $2.45 and $1.46 per share, respectively. During 1998, 24,501 warrants lapsed and none were granted. During 1997 and 1996, no warrants were granted or lapsed.

         CANCELLATION AND REISSUANCE OF STOCK OPTIONS

         In February 1997, the Company canceled and reissued certain options granted to employees during 1996 under the 1990 Stock Option Plan as amended. The options canceled were to purchase 90,500 shares of common stock at a weighted average exercise price of $11.41 per share. The option prices for the reissued options were at or above market value of the stock at the date the options were issued, therefore no compensation expense has been recognized.

         REPURCHASE OF COMMON STOCK

         On December 18, 1996, the Board of Directors passed a resolution to repurchase and retire up to 300,000 shares of the Company's outstanding common stock. During 1998 and 1997 and 1996, 0, 92,583 and 92,500 shares, respectively, of common stock had been repurchased and retired.

11.       RELATED PARTY TRANSACTIONS

         During 1995, related party notes for $ 110,000 bearing interest at 10 percent per annum were issued in exchange for employee stock options. During 1998, these notes, with a balance remaining of $94,000, were forgiven, as the shareholders were unable to satisfy the notes as they became due.

         The Company, pursuant to an agreement, retained Pacific Crest Securities, Inc. ("Pacific Crest") to act as its investment banking representatives in connection with the Westbeach acquisition in 1997. A director of the Company is also an officer and director of Pacific Crest. In connection with this agreement, the Company paid Pacific Crest fees and expenses of approximately $113,000. The Company believes that the agreement with Pacific Crest was on terms comparable to those in the market place.

         During 1998, 1997 and 1996, the Company purchased certain manufacturing tooling and supplies from a company owned by shareholders of the Company. The Company recorded $72,000, $105,000 and $4,000 of manufacturing expenses and capitalized $245,000, $448,000 and $63,000 for tooling related to these transactions, respectively. All such purchases were related to the discontinued snowboard operations.

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

                                                                               DECEMBER 26,      DECEMBER 27,
                                                                              ----------------  ---------------
                                                                                   1998             1997
                                                                              ----------------  --------------
                                                                                      (in thousands)
Deferred Tax Assets:

  Accrued expenses and reserves                                                      $  3,043       $    715
  Net operating loss and tax credit carryforwards                                       5,716          3,092
                                                                              ----------------  --------------
    Gross deferred tax assets                                                           8,759          3,807
    Less valuation allowance                                                           (8,129)        (2,988)
                                                                              ----------------  --------------
    Net deferred tax asset                                                                630            819
Deferred Tax Liabilities:
     Depreciation and amortization                                                      (630)           (849)
                                                                              ----------------  --------------
Net deferred tax assets (liability)                                              $        --        $    (30)
                                                                              ================  ==============

         At December 26, 1998 and December 27, 1997, the Company had an estimated federal net operating loss carryforward of approximately $14,585,000 and $7,928,000 , respectively, expiring through 2018. For the years ended December 26, 1998 and December 27, 1997, the Company increased its valuation allowance $5,141,000 and $2,988,000, respectively.

         The components of income tax (benefit) expense for both continuing and discontinued operations are as follows:

                                                                          YEARS ENDED
                                                        ------------------------------------------------
                                                         DECEMBER 26,    DECEMBER 27,       DECEMBER 31,
                                                        ---------------  --------------   ---------------
                                                             1998             1997             1996
                                                        ---------------  ---------------  ---------------
                                                                         (in thousands)
(Benefit) expense for income taxes:
  Current:

     Federal                                               $          -      $     (275)        $   1,034
     State                                                            -               -               179
     Foreign                                                         30               -                 -
                                                        ---------------  ---------------  ---------------
     Total                                                           30            (275)            1,213
     Deferred                                                    (5,171)         (2,842)               67
     Valuation allowance                                          5,141           2,988                 -
                                                        ---------------- ---------------  ---------------
Total (benefit) expense for income taxes                   $          -      $     (129)        $   1,280
                                                        ===============  ===============  ===============
   Tax (benefit) expense recorded in:
      Continuing Operations                                $         --      $       --         $      --
      Discontinued Operations                              $         --      $     (129)        $   1,280

         A reconciliation of the income tax at the federal statutory income tax rate to the income tax (benefit) expense as reported is as follows:

                                                                               YEARS ENDED
                                                             -------------------------------------------------
                                                                DECEMBER 26,     DECEMBER 27,      DECEMBER 31,
                                                             ----------------  -------------     --------------
                                                                   1998             1997              1996
                                                             ----------------  -------------     --------------
(Benefit) expense computed at statutory rates                    (34.0)%        (34.0)%              34.0 %
State taxes, net of federal benefit                               (4.4)          (4.4)                4.4
Change in valuation allowance                                     35.2           41.8                   -
Other                                                              3.2           (5.2)               (1.0)
                                                             ----------------  -------------     --------------
Income tax (benefit) expense as reported                            -- %         (1.8)%              37.4 %
                                                             ================  =============     ==============

13.      CASH FLOW ACTIVITIES

                                                                                 YEARS ENDED
                                                              --------------------------------------------------
                                                               DECEMBER 26,      DECEMBER 27,      DECEMBER 31,
                                                              --------------    --------------    --------------
                                                                   1998             1997              1996
                                                              ---------------   --------------    --------------
                                                                                (in thousands)
Supplemental Disclosure:

  Cash paid for interest                                        $ 483             $  80                 $154
  Cash paid for income taxes                                       54               440                   22
Noncash Transactions:
  Assets acquired under capital lease                               -               182                    -
  Tax benefit on exercise of non-qualified stock options            -                 -                  723

         In 1997, the Company purchased all of the outstanding securities of Westbeach Snowboard Canada Ltd. for cash and common stock of $4,356,000. In conjunction with the acquisition, liabilities were assumed as follows (dollars in thousands):

Fair value of assets acquired, including goodwill                                     $      9,241
Cash paid for the securities, including expenses                                            (2,676)
Common stock issued for the securities                                                      (1,680)
Cash received from Westbeach                                                                  (122)
                                                                                ------------------
      Liabilities assumed                                                             $      4,763
                                                                                ==================

14.       CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments, short-term investments and trade receivables. The Company places its temporary cash investments and short term investments with high quality financial institutions.

         The Company sells to customers located predominantly throughout the United States, Japan, Canada and Europe. The concentrations of credit risk with respect to trade receivables are, in management's opinion, considered not significant due to the Company's ongoing performance of credit evaluations of its customers' financial condition and the fact that a significant portion of export sales are made on a letter-of-credit basis. The Company generally does not require collateral from its domestic branded-label customers. The Company maintains policies and procedures to continually monitor the reserves for potential credit losses. In 1998 and 1997, due to adverse market conditions, the Company recognized additional reserves on certain outstanding accounts receivable balances primarily related to its discontinued operations. Such reserves are reflected in Accounts Receivable in the Consolidated Balance Sheets. Total bad debt expense for 1998, 1997 and 1996 was $550,000, $960,000 and $110,000, respectively.

15.      EMPLOYEE SAVINGS PLAN

         The company created an employee savings plan on July 1, 1996, under the provisions of Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. The Company's matching contributions take two forms; a basic matching contribution of 30 percent of employee contributions, and a discretionary supplemental matching contribution based upon parameters set by management on an annual basis. The basic matching contribution is allocable each month to participants who have made contributions for that month, and who remain employed as of the end of that month. Supplemental matching contributions are allocable to participants who are actually employed by the Company as of the last day of the plan year. Participants are fully vested in their 401(k) contributions and basic matching contribution accounts. Supplemental matching contributions are subject to a three year (one-third per year) vesting schedule. Company matching contributions expensed in 1998, 1997 and 1996 were $27,000, $36,000 and $26,000, respectively.

16.      SEGMENT AND GEOGRAPHIC REPORTING

                  Under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), public companies are required to disclose certain information about the enterprise's reportable segments. The Company has two continuing reportable product segments within four major geographic territories. The product segments are categorized as softgoods and retail. Softgoods consist of apparel and accessories. The geographic territories are the United States, Canada, Europe and Japan. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's territorial segments market, sell and distribute essentially the same products with the exception of its retail stores, which additionally market and sell competitor products. The following represents continuing operations segment and geographical data for 1998. Prior periods were not material for continuing operations.

                                         -------------------------------------------------------------------
                                                         Year Ended December 26, 1998 (in thousands)
                                         -------------------------------------------------------------------
                                            US          CANADA        EUROPE        JAPAN           TOTALS
                                         --------------------------------------------------------------------
Revenues:

      Softgoods                            $ 1,039       $ 2,382       $ 1,651        $ 833          $ 5,905
      Retail                                   557         2,966             -            -            3,523
                                         ----------   -----------   -----------   ----------      -----------
      Total revenues                         1,596         5,348         1,651          833            9,428
Loss from continuing operations             (4,827)         (160)         (247)           -           (5,234)
Interest expense                               539             -             -            -              539
Depreciation and amortization                  654            67             8            -              729
Assets for continuing operations            10,935         4,497           739            -           16,171
Asset expenditures for continuing
   operations                                  125           161             -            -              286

17.      DISCONTINUED OPERATIONS

         On March 26, 1999, the Company sold all of its right, title and interest in and to the "Morrow" and "Morrow Snowboards" names and the other trademarks, trade names and service marks to K2 Acquisitions, Inc. (K2). In addition, K2 purchased all of the machinery, equipment and tooling used for manufacture of snowboards and bindings; rights to the machinery, equipment and tooling that is leased by the Company; all of the Company's snowboard inventory for the 1999/2000 season; purchase orders reflecting sales orders received and accepted by the company prior to the date of sale; trademark licensing agreement and international distribution agreement and all of the Company's rights, claims, credits, causes of action or rights of set-off against third parties relating to the assets. In consideration of the sale, conveyance, assignment, transfer and delivery of the assets the Company was paid $3.2 million.

         As a result of this transaction, the net book value of the assets purchased and liabilities assumed by K2 at December 26, 1998 and December 27, 1997 have been shown as net current and non-current assets of discontinued operations in the Consolidated Balance Sheets, and include the following:

                                                                 December 26, 1998         December 27, 1997
                                                               ----------------------    -----------------------
                                                                               (in thousands)
                                                               ------------------------------------------------
Inventory                                                                 $   2,717                   $   4,121
Current capital lease obligations                                               (99)                       (115)
Accrued liabilities                                                            (179)                          -
                                                               ---------------------      ----------------------
     Net current assets of discontinued operations                            2,439                       4,006

Equipment, fixtures, and other assets (net of accumulated
     depreciation and reserve for write-downs of $6,035 and
     $3,466)                                                                  1,607                       5,567
Long-term capital lease obligations                                            (139)                       (241)
                                                               ---------------------      ----------------------
     Net non-current assets of discontinued operations                        1,468                       5,326
                                                               ---------------------      ----------------------

Total net assets of discontinued operations                               $   3,907                   $   9,332
                                                               =====================      ======================

         Operating results of the snowboard operations for 1998, 1997 and 1996 are shown separately in the Consolidated Statements of Operations as income
(loss) from discontinued snowboard operations, net of tax. The net loss on the sale has been reflected in the 1998 consolidated statement of operations as loss from discontinuance of snowboard operations as has the accrued operating loss of the snowboard segment for the period from year-end to the date of the sale. The discontinued snowboard operating results include an allocation of consolidated net interest expense based on net assets. The net interest expense allocated was $132,000, $76,000 and $153,000 in 1998, 1997 and 1996, respectively. Sales of discontinued operations of $15,991,000, $18,443,000 and $31,699,000 in 1998,
1997 and 1996, respectively, were excluded from revenues in the Consolidated Statement of Operations. The Consolidated Statements of Cash Flows have not been restated to reflect discontinued operations presentation.

18.      SUBSEQUENT EVENTS

         As previously disclosed in Note 1, certain of the Company's trade creditors filed for an involuntary petition under Chapter 7 of the United States Bankruptcy Code. The Company has negotiated a tentative settlement with the creditors. In general, the proposed terms provide for the creditors holding undisputed, non-contingent, liquidated claims against the Company to receive a series of payments from the Company, beginning 60 days after dismissal of the Involuntary Petition over the course of one year. Such payments are to be secured by a lien against the Company's improved real property in Salem, Oregon, subject to a senior lien to secure financing for the Company. The Company, at its option, may pay a reduced, lump sum amount within 60 days of dismissal of the Involuntary Petition becoming final. The agreement is conditioned upon at least 90% in dollar value of creditors holding claims in excess of $10,000 agreeing to settle their claims on these terms and the dismissal of the Involuntary Petition. The settlement has been submitted to the Company's creditors and has received the required approval. Further, dismissal of the Involuntary Petition was approved by the bankruptcy court on June 16, 1999, subject to a 10-day appeal period.

         The Company has entered into an agreement with Capitol Bay Management, Inc. whereby Capitol Bay has provided the Company with $500,000 of financing to be used as working capital. Capitol Bay has purchased from Morrow's former lender, Foothill Capital Corporation, its secured lender position. Capitol Bay has an election under which it may convert $500,000 of its loan into 2,000,000 shares of Morrow common stock.

         In April, 1999, the Company listed its real estate property in Salem, Oregon for sale. The property had been used for snowboard production prior to the sale of the snowboard business to K2, Inc. and as a result of that sale was deemed surplus to the Company's current needs. The property is comprised of land and a 103,000 square foot building. The building, land, and improvements are reflected in property held for sale in the Consolidated Balance Sheet as of December 26, 1998.

19.      IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 at the beginning of 1998. Comprehensive income is reflected in the accompanying Consolidated Statements of Shareholders' Equity.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also required that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company expects that adoption of SFAS 133 will not have a material impact on the Company's financial condition or results of operations.

                                   SCHEDULE II

                        MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                           VALUATION AND QUALIFYING ACCOUNTS
                                    (IN THOUSANDS)

         The following schedule has not been restated to conform to discontinued operations presentation:

                                             BALANCE AT     CHARGED TO                           BALANCE
                                              BEGINNING      COSTS AND                            AT END
       DESCRIPTION                            OF PERIOD      EXPENSES         DEDUCTIONS        OF PERIOD
-------------------------------------------  ------------   ------------     -------------      -----------

 DECEMBER 31, 1996

 Reserves deducted from asset accounts:
        Allowance for doubtful accounts      $        50    $       110      $  (26)(a)         $     134
        Obsolete inventory reserve                    66            221        (151)(a)               136

 DECEMBER 27, 1997

 Reserves deducted from asset accounts:
        Allowance for doubtful accounts              134            960         (435)(a)               659
        Obsolete inventory reserve                   136            888         (489)(a)               535

 DECEMBER 26, 1998

 Reserves deducted from asset accounts:
        Allowance for doubtful accounts              659            550         (143)(a)             1,066
        Obsolete inventory reserve                   535          2,806         (549)(a)             2,792

(a)  Balances written off, net of recoveries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         - NONE -

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         On May 7, 1999, the Company reduced the size of its Board from seven (7) to four (4) directors. Set forth below is information on the current directors of the Company:

         Maurice C. Bickert (age 76) has served as a director of the Company since February 1996. Mr. Bickert served as President and Chief Executive Officer of Marquis Corp. from August 1985 to December 1993. From 1955 to 1985, Mr. Bickert had over 30 years management experience with ITT Corporation and spent his last 12 years with ITT doing merger and acquisition, licensing and turnaround work.

         Erik J. Krieger (age 39) has served as a director of the Company since April 1994. Since 1989, Mr. Krieger has held various management positions with Pacific Crest Securities, Inc. ("Pacific Crest"), an investment banking firm. He has been Chairman and Chief Executive Officer of Pacific Crest since January 1997, and was Executive Managing Director from February to December 1996 and a Managing Director prior thereto. Mr. Krieger currently serves as a director of Molded Container Corporation, an injection plastics manufacturer, and Applied Research, Inc., a specialty chemical manufacturing company, and as a general partner of Diversified Opportunities Group, a private investment partnership.

         Ray E. Morrow, Jr. (age 54) has served as a director of the Company since the Company's inception in October 1989. Mr. Morrow served as Chairman of the Board of the Company from June 1990 until January 1998 and as Chief Executive Officer of the Company from the Company's inception until May 1995. From January 1995 to April 1995, he served as President of the Company. In August 1996, Mr. Morrow founded Morrow Aircraft Corporation, a proposed manufacturer of aircraft incorporating composite materials technology, and has served as a director and Chairman of the Board of Directors since that company's inception. In March 1982, Mr. Morrow founded II Morrow, Inc., served as its Chairman of the Board and Chief Executive Officer until its acquisition by United Parcel Service ("UPS") in 1986, and continued as Chief Executive Officer until 1987. Mr. Morrow was a founder and currently serves as a director of American Blimp Corporation, a manufacturer of airships used worldwide for advertising and surveillance. Mr. Morrow was a director of Lightship America, Inc., which leased airships for commercial advertising purposes and was acquired by American Blimp Corporation in December 1996.

         P. Blair Mullin (age 45) has served as a director of the Company since October 1998 and as Chairman of the Board since April 1999. Mr. Mullin has also served as President of the Company since May 1998 and as Chief Financial Officer since the Company's acquisition of Westbeach Snowboard Canada Ltd. ("Westbeach") in November 1997. In addition, he has served as Treasurer and Secretary of the Company since January 1998. Mr. Mullin served as President and Chief Executive Officer of Westbeach from July 1995 to November 1997. From 1992 to 1995, Mr. Mullin was a private business consultant. From 1988 to 1992, Mr. Mullin served as Chief Financial Officer of Bradbury International Equities Ltd., a holding company, and as General Manager of Padovano Foods, Inc., a food processing company, from 1990 to 1992.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         Set forth below is information on the executive officers of the
Company:


         Name            Age                  Position
         ----            ---                  --------

P. Blair Mullin (1)      45    Chairman of the Board, President, Chief Financial
                               Officer, Treasurer and Secretary

J. Scott Sibley          44    Vice President, Global Sales

Georell Bracelin         38    Vice President, Marketing


(1) For information regarding Mr. Mullin, see Item 10. Directors and Executive Officers of the Registrant

         J. Scott Sibley has served as Vice President, Global Sales of the Company since January 1998. Mr. Sibley was President of Westbeach from 1985 to July 1995, and was Vice President, Sales from July 1994 to November 1997 and a director of Westbeach from 1985 to May 1997.

         Georell Bracelin has served as Vice President, Marketing of the Company since January 1998. She was Vice President, Senior Account Director at the Ralston Group, an advertising agency based in Bend, Oregon, from November 1993 to December 1997 and prior thereto she worked with advertising agencies in Portland, Oregon and Billings, Montana. She has received statewide and regional "Addy" awards for ads for clients in various industries.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), requires the Company's executive officers, directors and persons who own 10% of the Common Stock to file with the Securities and Exchange Commission (the SEC) initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company on Forms 4 and 5. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on reviewing copies of such reports furnished to the Company and written representations from reporting persons, all Section 16(a) reports due during or with respect to fiscal 1998 were filed on a timely basis, except those set forth below.

         The following executive officers failed to timely file Form 3s in fiscal 1998: Georell Bracelin, Marsha Richardson (former Assistant Secretary), J. Scott Sibley and Dennis Wilson (former Vice President, Advance Design, Soft Goods) (1 transaction each). In addition, Erik J. Krieger failed to timely file a Form 4 for January 1998 (1 transaction).

         The late filings all occurred in January and February 1998, before the Company reimplemented procedures designed to periodically remind its officers and directors of their Section 16(a) filing requirements. Since the new procedures were reimplemented in March 1998, to the Company's knowledge there have been no late Section 16(a) filings.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

         The following table sets forth certain information regarding the compensation paid in the last three fiscal years to P. Blair Mullin, the current President and Chief Financial Officer of the Company, and to David E. Calapp, the former Chief Executive Officer of the Company, for services rendered in all capacities to the Company. Messrs. Mullin and Calapp are referred to herein as the "Named Executive Officers." No other executive officer of the Company was paid compensation in excess of $100,000 in the 1998 fiscal year.




                                           SUMMARY COMPENSATION TABLE
                                           --------------------------

                                                                                            LONG-TERM COMPENSATION
                                                    ANNUAL                        ---------------------------------------
                                                    SALARY                          SECURITIES
            NAME AND                ------------------------------------------      UNDERLYING                 OTHER
       PRINCIPAL POSITION            YEAR            ($)               BONUS        OPTIONS (#)            COMPENSATION
--------------------------------    ------   -------------------   ------------   ---------------       -----------------

David E. Calapp (1)                  1998           $   131,651    $       -                  -              $    1,000
Chairman of the Board, Chief         1997               157,692            -             50,000 (2)                   -
Executive Officer and President      1996                46,154       35,000             50,000                  13,857 (3)

P. Blair Mullin (4)                  1998               118,218            -             75,000                   2,402 (3)
Chairman of the Board,               1997                     -            -                  -                       -
President and Chief                  1996                     -            -                  -                       -
Financial Officer


(1) David E. Calapp resigned as an officer and director of the Company effective May 18, 1998. Mr. Calapp served as the Company's Chief Executive Officer from August 20, 1996 and as President from November 1996. He also served as Chairman of the Board from January 1998.

(2) Replaced an option granted August 20, 1996 for 50,000 shares, which option was cancelled.

(3)   Represents reimbursement of moving expenses.

(4) P. Blair Mullin was appointed President of the Company effective May 18, 1998 and Chairman of the Board effective April 1, 1999.

GRANT OF STOCK OPTIONS

         The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended December 26, 1998:


                                                 OPTIONS GRANTS IN FISCAL 1998
                                                         INDIVIDUAL GRANTS
                                         --------------------------------------------

                                                                                            POTENTIAL REALIZABLE
                                                                                           VALUE OF ASSURED RATES
                           NUMBER OF                                                           OF STOCK PRICE
                            SHARES        PERCENT OF TOTAL                                APPRECIATION FOR OPTIONS
                          UNDERLYING      OPTIONS GRANTED    EXERCISE                               TERM
                            OPTION        TO EMPLOYEES IN     PRICE       EXPIRATION   ----------------------------
      NAME                GRANTS (#)        FISCAL YEAR     ($/SHARE)        DATE             5%           10%
------------------     ----------------- ------------------ ----------- -------------  ----------------------------

P. Blair Mullin                  25,000         22%            $1.3125        6/3/08        $  23,181    $  56,347
                                 50,000         43%             0.8125      10/29/08           25,590       64,811


EXERCISE OF STOCK OPTIONS AND YEAR-END VALUES

The following table sets forth certain information regarding options of the Named Executive Officers outstanding at fiscal 1998 year-end:


                                               AGGREGATED OPTION EXERCISES IN FISCAL 1998
                                                   AND YEAR-END OPTION/WARRANT VALUES
                                                   ----------------------------------

                          SHARES                          NUMBER OF SECURITIES
                         ACQUIRED                        UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED IN-THE-
                            ON          VALUE             OPTIONS/WARRANTS AT               MONEY OPTIONS/WARRANTS AT
                         EXERCISE      REALIZED            DECEMBER 26, 1998                 DECEMBER 26, 1998 (1)
         NAME               (#)          ($)           EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
----------------------- ------------ ------------ ------------------------------------ ---------------------------------

P. Blair Mullin              0            0               18,000      77,000                  N/A            N/A
David E. Calapp              0            0               20,000           0                  N/A            N/A


(1) Calculated based on the difference between the option exercise price and closing price of the Common Stock on December 26, 1998 ($0.688 per share).

EMPLOYMENT CONTRACTS

         The Company's Employment Agreement with Ray E. Morrow, Jr. expired in December 1996. Mr. Morrow continued as an at-will employee at a monthly salary of $1,250 through March 26, 1999, with such duties as assigned by the President. Mr. Morrow also entered into a Noncompete Agreement with Nicollett Limited Partners on April 20, 1994, which agreement was assigned to the Company and certain shareholders under an Assignment Agreement dated December 19, 1995. Pursuant to that agreement, during the period of Mr. Morrow's employment with the Company and for two years following termination of employment, he has agreed he will not, directly or indirectly, be connected in any manner with any business that competes with the Company, divert any customer of the Company or induce any employee or consultant of the Company to terminate his or her relationship with the Company.

         The Company has an Employment Agreement with P. Blair Mullin expiring June 30, 1999. Unless Mr. Mullin is terminated for cause, following termination of employment he will receive severance pay from the Company for the lesser of (a) four months or (b) until he secures new employment.

PERFORMANCE GRAPH

         The following graph compares the cumulative total return to holders of the Company's Common Stock with the cumulative total return of the Nasdaq US Stock Market, the Standard & Poor's Small Cap Index and the Standard & Poor's Consumer Index for the period beginning December 14, 1995, the first trading day of the Common Stock, and ending March 31, 1999.

                                      [graph]

         The following table assumes $100 invested in Morrow Snowboards, Inc. Common Stock, the Nasdaq US Stock Market, the Standard & Poor's Small Cap Index and the Standard & Poor's Consumer Index, with all dividends reinvested. Stock price shown above for the Common Stock is historical and not necessarily indicative of future price performance.


                 ------------------------------------------------------------------------------
                                                       S&P INDUSTRIAL
                       MORROW            NASDAQ            SMALL CAP         S&P CONSUMER
                 ------------------------------------------------------------------------------
   14-Dec-95         $    100.00       $    100.00       $    100.00       $    100.00
   31-Mar-96               78.85            106.09            106.56            103.40
   30-Jun-96               80.77            114.14            111.84            109.08
   30-Sep-96               90.38            118.18            115.14            111.18
   31-Dec-96               50.96            124.35            121.40            116.11
   31-Mar-97               36.54            117.68            114.39            121.05
   30-Jun-97               36.54            138.90            134.80            142.72
   30-Sep-97               27.88            162.37            156.30            145.27
   31-Dec-97               18.27            151.26            151.17            156.75
   31-Mar-98               12.50            176.82            167.59            179.50
   30-Jun-98               10.10            182.50            147.19            191.53
   30-Sep-98                9.14            163.15            113.48            171.07
   31-Dec-98                6.25            211.20            134.67            208.20
   31-Mar-99                2.88            237.09            121.03            212.91


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The executive compensation policies and programs developed by the Company are designed to retain and motivate executive officers and to ensure that their interests are aligned with the interests of the Company's shareholders. The Company's policy is to offer competitive compensation opportunities for its employees based on a combination of factors, including Company growth, corporate performance and the individual's personal contribution to the business.

         The Company's compensation programs are implemented by the Compensation Committee of the Board of Directors and consist of base salary, annual incentives and long-term incentives. The Company's President recommends to the Compensation Committee annual salary adjustments and incentive grants for the Company's executive officers other than himself. All members of the Board of Directors participate in the deliberations concerning executive compensation. Executive officers who are also directors do not participate in decisions affecting their own compensation.

BASE SALARY

         In reaching a determination concerning fiscal 1998 executive officer base salaries, the Compensation Committee considered the recommendations of the President, which were based in part on a review of competitive compensation information published by the National Executive Compensation Survey and information provided by independent compensation consultants. In making recommendations, the President compared the Company to a selected group of companies of similar size and business niche, specifically the sporting goods retail market and manufacturing, and considered compensation only for executives with similar job descriptions. Compensation recommendations were targeted to fall at the mid-point of the comparative group.

         In addition to the President's recommendations, the Compensation Committee considered its own assessment of the individual performances of each executive officer and its own subjective assessment of the Company's overall financial performance. There is no fixed relationship between base salary and corporate performance or between base salary and the competitive range of salaries that may be offered by competitive companies. The Compensation Committee members considered their business judgment in light of their experience to be an important factor in establishing executive compensation.

ANNUAL INCENTIVES

         On an annual basis, the Compensation Committee considers the grant of annual incentive bonuses to each executive officer. Incentive bonuses are discretionary and are determined subjectively, with the Compensation Committee taking into consideration the individual's performance, contribution and accomplishments during the past fiscal year and the Company's financial performance. Neither the decision to award a bonus, nor the specific size of the incentive bonus, is based on any specific measure of corporate performance. In fiscal 1998, no incentive bonuses were awarded to any executive officer.

STOCK INCENTIVE COMPENSATION

         The Board of Directors believes that stock ownership by executive officers and key employees provides valuable incentives for those persons to benefit as the Company's Common Stock price increases, and that stock option-based incentive compensation arrangements help align the interests of executives, employees and shareholders. To facilitate these objectives, the Board of Directors has granted stock options to executives and key employees through the Company's Employee Equity Incentive Plan (formerly, the 1990 Amended and Restated Stock Option Plan) (the "Plan"), approved by the shareholders in 1991. The Plan was amended by the Board of Directors in 1995 to increase the number of shares available under the Plan to 1,102,500, which amendment was approved by the Company's shareholders. The Plan was again amended by the Board of Directors in 1997 to change the name of the Plan, add certain additional types of equity grants, provide for acceleration of vesting on certain changes in control or sale of substantially all the Company's assets and a number of immaterial changes to update, modernize and reorganize the Plan, which amendment was also approved by the Company's shareholders.

         Pursuant to the Plan, in fiscal 1998 the following options to purchase the Company's Common Stock were granted to executive officers under the Plan at a price believed to equal or exceed the fair market value at the date of grant:


Name of Executive Officer      No.  of Shares       Price        Date of Grant
-------------------------      --------------       -------      -------------

P. Blair Mullin                    25,000           $1.3125           6/3/98
                                   50,000             .8125          10/29/98


         In determining the number of options granted to executive officers and key employees, the Board of Directors considered the person's opportunity to affect the share price of the Company's Common Stock, the level of the person's performance based on past performance, future contribution to the Company and the anticipated incentive effect of the number of options granted.

         The Board of Directors believes that the policies and plans described above provide competitive levels of compensation and effectively link executives and shareholder interests. Moreover, the Board of Directors believes such policies and plans are consistent with the long-term investment objectives appropriate to the business in which the Company is engaged.

                                 Board of Directors

                                 Maurice C. Bickert        Ray E. Morrow
                                 Erik J. Krieger           P. Blair Mullin

COMPENSATION OF DIRECTORS

         During 1998, nonmanagement directors were entitled to receive $750 per month for serving as directors, together with reimbursement for reasonable travel and related expenses incurred in attending Board and Management Committee meetings, although such compensation has not been paid for periods after September, 1998. Under the Company's Stock Option Plan for Non-Employee Directors, each nonemployee director, upon joining the Board, and following his or her election or reelection at each annual meeting of shareholders, receives an option to purchase 2,450 shares of Common Stock of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership, as of March 31, 1999, of the Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Common Stock, (ii) each Named Executive Officer, (iii) each director and director nominee of the Company and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below, based on information furnished by those persons, have sole investment and voting power with respect to the Common Stock owned by them. The mailing address of each person listed below is the Company's principal executive office.


Name                                       Shares Beneficially Owned(1)          Percent of Class
----                                       ----------------------------          ----------------

Ray E. Morrow, Jr. (2)                               133,574                            2.2

Erik J. Krieger (3)                                   95,601                            1.5

Maurice C. Bickert  (4)                               45,521                             *

P. Blair Mullin (5)                                   32,797                             *

All  directors  and  executive  officers             433,231                            7.0
as a group  (6 persons)  (6)


-------------------
* Less than 1% of the shares outstanding.

(1) "Beneficial Ownership" is defined pursuant to Rule 13d-3 of the Exchange Act, and generally means any person who directly or indirectly has or shares voting or investment power with respect to a security. A person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of the security within 60 days, including, but not limited to, any right to acquire the security through the exercise of any option or warrant or through the conversion of a security. Any securities not outstanding that are subject to options or warrants shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by that person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(2) Includes 32,450 shares subject to options exercisable within 60 days after March 31, 1999. Excludes an aggregate 120,090 shares beneficially owned by Mr. Morrow's wife, Sharon R. Morrow, of which shares Mr. Morrow disclaims beneficial ownership.

(3) Includes 16,615 shares owned through a 401(k) profit sharing plan, 9,800 shares subject to options exercisable within 60 days after March 31, 1999 and 12,250 shares issuable within 60 days after March 31, 1999 upon the exercise of a warrant to purchase Common Stock. Also includes 27,218 shares issued to Diversified Opportunities Group. By virtue of being a general partner of Diversified Opportunities Group, Mr. Krieger may be deemed to beneficially own those shares.

(4) Includes 9,800 shares subject to options exercisable within 60 days after March 31, 1999.

(5) Includes 23,000 shares subject to options exercisable within 60 days after March 31, 1999.

(6) Includes 82,050 shares subject to options exercisable within 60 days after March 31, 1999 and 12,250 shares issuable within 60 days after March 31, 1999, upon the exercise of warrants to purchase Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 1995, in connection with each exercising options for 61,250 shares of Common Stock, Neil E. Morrow and Robert J. Morrow, both officers of the Company until March 26, 1999, each executed a promissory note in the principal amount of $55,000 in payment of the exercise price for those shares (collectively, the "Option Notes"). To date, Neil Morrow has made principal payments of $16,500 and Robert Morrow has made no principal payments under the Option Notes. The Option Notes were due in full on August 1, 1998.

         From October 1996 through May 1999, the Company has purchased manufacturing tooling and supplies ("tooling") from Morrow Aircraft Corporation. Those purchases were through a series of separate independent purchase orders. Purchases through December 26, 1998 totaled approximately $317,000, compared to $553,000 in 1997. The Company believes the tooling was acquired on terms as favorable or better than available from other vendors. Additionally, the Company believes it was receiving its tooling in a more timely fashion and with the devotion of less Company resources to ensuring the tooling complied with the Company's bid and specification requirements.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)   The following documents are filed as part of this report:

         1.     Financial Statements (see Item 8.)
              - Report of Independent Public Accountants

              - Consolidated Balance Sheets - December 26, 1998 and December 27,
                1997
              - Consolidated Statements of Operations - Years Ended
                December 26, 1998, December 27, 1997 and December 31, 1996
              - Consolidated Statements of Shareholders' Equity - Years Ended
                December 26, 1998, December 27, 1997 and December 31, 1996
              - Consolidated Statements of Cash Flows - Years Ended December 26,
                1998, December 27, 1997 and December 31, 1996
              - Notes to Consolidated Financial Statements

         2.     Financial Statement Schedules

              - Schedule II - Valuation and Qualifying Accounts (accounts not required or not material have been omitted)

         3.     Exhibits

                See Exhibit Index.

         (b)    Reports on Form 8-K

         A Current Report on Form 8-K dated November 10, 1998, was filed on November 25, 1998, to report a claim filed by Ameri-Tools Industries against the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on May 14, 1999.

                             MORROW SNOWBOARDS, INC.

                             By: /s/  P. Blair Mullin
                                 -----------------------
                                 P. Blair Mullin
                                 PRESIDENT (1)
                                 (PRINCIPAL EXECUTIVE OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on May 14,1999.

/s/  P. BLAIR  MULLIN                  President
---------------------
P. Blair Mullin                        (principal executive officer)

/s/  P. BLAIR  MULLIN                  Chief Financial Officer
---------------------
P. Blair Mullin                        (principal financial officer and
                                        principal accounting officer)

/s/  RAY E. MORROW JR.                 Chairman Emeritus
----------------------
Ray E. Morrow, Jr.

/s/  ERIK J. KRIEGER                   Director
----------------------
Erik J. Krieger

/s/  MAURICE C. BICKERT                Director
-----------------------
Maurice C. Bickert

         (1) No Chief Executive Officer is appointed. Under the Company's Bylaws, if no Chief Executive Officer is appointed, the President acts in such capacity and has the authority of a Chief Executive Officer.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            --------------------------

                                    EXHIBITS

                                 FILED WITH THE

                                ANNUAL REPORT ON

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998

                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934

                            --------------------------



                             MORROW SNOWBOARDS, INC.

                                  EXHIBIT INDEX

 EXHIBIT
    NO.                                        DESCRIPTION
 -------                                       -----------


      3.1     Amended and Restated Articles of Incorporation (Note 1)
      3.2     Amended and Restated Bylaws (Note 1)
      4 Registration Rights Agreement dated April 20, 1994 among the Registrant and the investors named therein (Note 1)
      4.2 Securities Purchase Agreement dated October 31, 1997 among the Registrant, Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and the security holders of Westbeach Snowboard Canada Ltd. listed therein (Note 4)
     10.1 Lease and Option Agreement among PR Investors Limited Liability Company, the Registrant, Ray E. Morrow, Jr. and Sharon Morrow dated July 25, 1994, as amended by Amendment to Lease and Option Agreement dated August 1, 1995 (Note 1)
     10.2     Forms of Warrant (Note 1)
     10.3 Employment Agreement between Ray E. Morrow, Jr. and the Registrant dated April 20, 1994, as amended (Notes 1 & 2)
     10.4 Noncompete Agreement between Ray E. Morrow, Jr. and Nicollett Limited Partners Partnership dated April 20, 1994 (Note 1)
     10.5 Assignment Agreement by and among the Registrant, Nicollett Limited Partners, James V. Zaccaro, Gregory M. Eide, Dennis R. Shelton and Erik J. Krieger dated December 19, 1995 (Note 3)
     10.6 Morrow Snowboards, Inc. Employee Equity Incentive Plan as amended and restated February 13, 1997 (Note 2)
     10.7     Form of Nonqualified Stock Option Agreement (Notes 1 & 2)
     10.8     Form of Incentive Stock Option Agreement (Notes 1 & 2)
     10.9 Manufacturing Agreement between the Registrant and Plasticos Duramas, S.A., dated July 20, 1995 (Note 1)
     10.10    Form of Sales Representative Agreement (Note 1)
     10.11 Letter Agreements between the Registrant and Pacific Crest Securities Inc. dated February 22, 1994, January 27, 1995, August 4, 1995 and October 4, 1995 (Note 1)
     10.12    Form of Indemnification Agreement (Notes 1 & 2)
     10.13    Stock Option Plan for Non-Employee Directors (Notes 1 & 2)
     10.14    Purchase and Sales Agreement dated February 29, 1996 (Note 3)
     10.15 Securities Purchase Agreement dated October 31, 1997 among the Registrant, Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and the Security holders of Westbeach Snowboard Canada Ltd. listed therein (Note 4)
     10.16 Loan and Security Agreement dated as of May 7, 1998 among the Registrant and Westbeach Snowboard U.S. A., Inc., as Borrower, and Foothill Capital Corporation as Lender (as assigned to Capitol Bay Management, Inc.) (Note 7).
     10.17 Guarantee and Postponement of Claim by Morrow Westbeach Canada ULC in favor of Foothill Capital Corporation dated as of May 7, 1998 (as assigned to Capitol Bay Management, Inc.)
     10.18 Intellectual Property and Security Agreement dated as of May 7, 1998, between Morrow Snowboards, Inc. and Foothill Capital Corporation (as assigned to Capitol Bay Management, Inc.)
     10.19 General Security Agreement dated as of May 7, 1998, between Morrow Westbeach Canada ULC and Foothill Capital Corporation (as assigned to Capitol Bay Management, Inc.)
     10.20 Security Agreement-Stock Pledge dated as of May 7, 1998, between Morrow Snowboards, Inc. and Foothill Capital Corporation (as assigned to Capitol Management, Inc.)
     10.21 Assignment and Acknowledgement Agreement dated May 7, 1999, between Capitol Bay Management, Inc. and Foothill Capital Corporation, the Registrant and Westbeach Snowboard U.S.A. Inc.
     10.22 Apparel Design and Manufacturing Agreement dated December 31, 1996, between the Registrant and Marmot Mountain Ltd. (Note 5)

     10.23 "Terms of Instrument - Part 2", dated April 1, 1994, as amended by "Terms of Instrument - Part 2", Modification Agreement, dated October 17, 1997, between Westbeach Snowboard Canada Ltd. (now Morrow Westbeach Canada ULC) and Western IMMO Holdings Inc. (Note
              6)

     10.24 International Distribution Agreement dated as of January 1, 1998, between the Registrant and K.K. Morrow Japan (Note 6).

     10.25    Acquisition Agreement dated as of March 26, 1999, by and between
              K2 Acquisitions, Inc. and the Registrant (Note 8).
     10.26    Memorandum of Understanding between Capitol Bay Management, Inc.
              and the Company (Note 9)
     21       Subsidiaries of the Registrant
     23       Consent of Independent Public Accountants
     27       Financial Data Schedule

(1) INCORPORATED HEREIN BY REFERENCE FROM THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 33-97800). (2) MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT. (3) INCORPORATED HEREIN BY REFERENCE FROM THE COMPANY'S 1995 ANNUAL REPORT ON FORM 10-K (FILE NO. 0-27002). (4) INCORPORATED BY REFERENCE FROM THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED OCTOBER 31, 1997 (FILE NO. 0-27002).
(5) INCORPORATED BY REFERENCE FROM THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED NOVEMBER 11,1997 (FILE NO. 0-27002). (6) INCORPORATED BY REFERENCE FROM THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K (FILE NO. 0-27002). (7) INCORPORATED BY REFERENCE FROM THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MAY 8, 1998 (FILE NO. 0-27002). (8) INCORPORATED BY REFERENCE FROM THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MARCH 26, 1999 (FILE NO. 0-27002). (9) INCORPORATED BY REFERENCE FROM THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED APRIL 27, 1999 (FILE NO. 0-27002).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on May 14, 1999.

                             MORROW SNOWBOARDS, INC.

                             By: /s/  P. Blair Mullin
                                 ---------------------
                                 P. Blair Mullin
                                 PRESIDENT (1)
                                 (PRINCIPAL EXECUTIVE OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on May 14, 1997.

---------------------                  President
P. Blair  Mullin                       (principal executive officer)

---------------------                  Chief Financial Officer
P. Blair  Mullin                       (principal financial officer and
                                        principal accounting officer)

---------------------                  Chairman Emeritus
Ray E. Morrow, Jr.

---------------------                  Director
Erik J. Krieger

---------------------                  Director
Maurice C. Bickert

         (1) No Chief Executive Officer is appointed. Under the Company's Bylaws, if no Chief Executive Officer is appointed, the President acts in such capacity and has the authority of a Chief Executive Officer.