Form 10-Q
period 1999-03-27
MORROW SNOWBOARDS INC
filed 1999-09-03
CIK 866415

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999

                         COMMISSION FILE NUMBER 0-27002

                             ----------------------

                             MORROW SNOWBOARDS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                OREGON                                   93-1011046
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                             ----------------------

                             2600 PRINGLE ROAD, S.E.
                               SALEM, OREGON 97302
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                 (503) 375-9300

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | | yes |X| no

The number of shares outstanding of the registrant's common stock, no par value, as of March 31, 1999 was 6,176,556.

                             MORROW SNOWBOARDS, INC.
                                      INDEX

Part I.           Financial Information

         Item 1.    Financial Statements                                         3

                    Consolidated Balance Sheets                                  4

                    Consolidated Statements of Operations                        5

                    Consolidated Statement of Shareholders' Equity               6

                    Consolidated Statements of Cash Flows                        7

                    Notes to Consolidated Financial Statements                   8



         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations               16

Part II.        Other Information

         Item 1.    Legal Proceedings                                           25

         Item 2.    Changes in Securities                                       27

         Item 3.    Defaults upon Senior Securities                             27

         Item 4.    Submission of Matters to a Vote of Security Holders         27

         Item 5.    Other Information                                           27

         Item 6.    Exhibits and Reports on Form 8-K                            28

Signatures                                                                      29

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements





                             MORROW SNOWBOARDS, INC.
                              For the Quarter Ended
                                 March 27, 1999

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                    MARCH 27,  DECEMBER 26,
                                                                       1999        1998
                                                                    ---------  ------------
                              ASSETS

Current Assets:
     Cash and cash equivalents                                      $    729       $ 1,348
     Accounts receivable, less allowance for uncollectible accounts    1,490         4,843
     Inventories                                                       1,260         1,452
     Prepaid expense                                                     439           596
     Other current assets                                                249           119
     Net current assets of discontinued operations                         -         2,439
                                                                    --------      --------
        Total Current Assets                                           4,167        10,797
Equipment and fixtures, net                                              449           571
Property held for sale, net                                            3,111         3,108
Other assets:
     Goodwill, net                                                     3,855         3,926
     Other non-current assets, net                                       193           208
     Net non-current assets of discontinued operations                     -         1,468
                                                                    --------      --------
        Total Other Assets                                             4,048         5,602
                                                                    --------      --------
           Total Assets                                             $ 11,775      $ 20,078
                                                                    ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Line of credit                                                 $      -      $  3,698
     Accounts payable                                                  3,175         3,053
     Accrued liabilities                                               1,651         2,321
     Accrued loss on disposal                                              -         1,498
     Current portion of long-term debt and capital lease obligations     750         2,013
                                                                    --------      --------
        Total Current Liabilities                                      5,576        12,583
Shareholders' Equity
     Preferred stock, no par, 10,000,000 shares authorized
       no shares issued or outstanding                                     -             -
     Common stock, no par, 20,000,000 shares authorized,
       6,176,556 and 6,176,556 shares issued and outstanding          27,116        27,116
     Accumulated deficit                                             (20,901)      (19,602)
     Other comprehensive loss                                            (16)          (19)
                                                                    --------      --------
        Total Shareholders' Equity                                     6,199         7,495
                                                                    --------      --------
           Total Liabilities and Shareholders' Equity               $ 11,775      $ 20,078
                                                                    ========      ========

    The accompanying notes are an integral part of these financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                      QUARTER ENDED
                                                                ------------------------
                                                                 MARCH 27,     MARCH 28,
                                                                   1999          1998
                                                                ----------    ----------
Net Sales                                                       $   1,945     $   1,501
Cost of goods Sold                                                  1,222         1,038
                                                                ---------     ---------
     Gross Profit                                                     723           463
Operating Expenses:
     Selling, marketing and customer service                          862         1,056
     Engineering, advance design and product
        management                                                    174           276
     General and administrative                                     1,083           991
                                                                ---------     ---------
        Total Operating Expenses                                    2,119         2,323
                                                                ---------     ---------
Operating Loss                                                     (1,396)       (1,860)
Other Income (Expense):
     Interest expense                                                 (17)          (85)
     Other income (expense)                                           (36)           67
                                                                ---------     ---------
        Total Other Income (Expense)                                  (53)          (18)
Loss from Continuing Operations                                    (1,449)       (1,878)
Income (loss) from Discontinued Snowboard Operations, net             150        (1,558)
                                                                ---------     ---------
Net Loss                                                        $  (1,299)    $  (3,436)
                                                                =========     =========

Net income (loss) per common share:
Loss from continuing operations - basic                         $   (0.23)    $   (0.31)
Loss from continuing operations - diluted                           (0.23)        (0.31)
Income (loss) from discontinued operations - basic                   0.02         (0.25)
Income (loss) from discontinued operations - diluted                 0.02         (0.25)
Net loss - basic                                                    (0.21)        (0.56)
Net loss - diluted                                                  (0.21)        (0.56)


Weighted Average Number of Shares Used in
  Computing Per Share Amounts:
     Basic                                                      6,176,556     6,176,556
                                                                =========     =========
     Diluted                                                    6,176,556     6,176,556
                                                                =========     =========

    The accompanying notes are an integral part of these financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                     COMMON STOCK                          OTHER
                                               -----------------------    ACCUMULATED    COMPREHENSIVE
                                                 SHARES        AMOUNT       DEFICIT      INCOME (LOSS)      TOTAL
                                               ---------      --------     ---------     -------------     -------
Balance, December 26, 1998                     6,176,556      $ 27,116     $ (19,602)        $ (19)        $ 7,495
   Comprehensive Income (Loss):
            Net loss                                   -             -        (1,299)            -          (1,299)
            Change in translation adjustment           -             -             -             3               3
                                                                                                           -------
     Total Comprehensive Loss                                                                               (1,296)
                                               ---------      --------     ---------         -----         -------
Balance, March 27, 1999                        6,176,556      $ 27,116     $ (20,901)        $ (16)        $ 6,199
                                               =========      ========     =========         =====         =======

    The accompanying notes are an integral part of these financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      QUARTER ENDED
                                                                ----------------------------
                                                                MARCH 27,          MARCH 28,
                                                                  1999               1998
                                                                --------           --------
Cash Flows from Operating Activities:
     Net loss                                                   $ (1,299)          $ (3,436)
     Adjustments to reconcile net loss to net cash
      provided by (used) in operating activities:
        Deferred income taxes                                          -                  1
        Depreciation and amortization                                477                543
        Other                                                          3                (43)
        Changes in operating assets and liabilities
           Decrease in accounts receivable                         3,353              3,143
           (Increase) Decrease in inventories                      2,909             (1,719)
           Decrease in prepaid expenses                              157                389
           (Increase) Decrease in other assets                       850                (38)
           Increase in accounts payable                              122              1,301
           Decrease in accrued liabilities                          (849)              (151)
           Decrease in accrued loss on disposal                   (1,498)                 -
                                                                --------           --------
        Net Cash Provided By (Used) In
          Operating Activities                                     4,225                (10)
Cash Flows From Investing Activities:
     Acquisition of property and equipment                          (115)              (692)
     Proceeds from sale of equipment                                 470                  -
                                                                --------           --------
        Net Cash Provided By (Used In)
          Investing Activities                                       355               (692)
Cash Flows From Financing Activities:
     Line of credit (payments) borrowings, net                    (3,698)               156
     Principal payments on long-term liabilities                  (1,501)               (32)
                                                                --------           --------
        Net Cash Provided By (Used In)
          Financing Activities                                    (5,199)               124
                                                                --------           --------
Decrease In Cash and Cash Equivalents                               (619)              (578)
Cash and Cash Equivalents at Beginning of Period                   1,348                855
                                                                --------           --------
Cash and Cash Equivalents at End of Period                      $    729           $    277
                                                                ========           ========

Supplemental disclosure:
     Cash paid for interest                                           17                 69


    The accompanying notes are an integral part of these financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



1.       ORGANIZATION AND CURRENT EVENTS

          DESCRIPTION OF BUSINESS

         Morrow Snowboards, Inc., dba Westbeach, and subsidiaries (the "Company"), headquartered in Salem, Oregon, was organized in October 1989 to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States as well as international distributors in several foreign countries. On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd., a manufacturer, wholesaler and retailer of snowboarding apparel and casual clothing. Westbeach has three subsidiaries, an Austrian organization whose principal activity consists of a European sales and warehousing operation, a United Kingdom organization consisting of European sales and a Washington State corporation whose principal activity is U.S. retail sales. On March 26, 1999, the Company sold all of its "Morrow" intellectual property, along with all 1999/2000 snowboard inventories and its snowboard and binding production equipment to K2 Acquisitions Inc. (K2) ("Note 5").

         The consolidated financial statements include the wholly owned subsidiaries, Morrow Westbeach Canada ULC, a Nova Scotia unlimited liability company and Morrow International, Inc., a Guam foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries at March 27, 1999, and for the quarters ended March 27, 1999 and March 28, 1998, they do not include all notes required by generally accepted accounting principles for complete financial statements.

Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended December 26, 1998, contained in the Company's Form 10-K, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the quarter ended March 27, 1999, are not necessarily indicative of the results that may be expected for the full year.

         CURRENT EVENTS

         In 1998 the Company experienced a significant increase in operating expenses due to higher costs related to the Westbeach merger and further debt and organizational restructuring charges, among other factors. The Company evaluated its equipment used in the manufacture of snowboards, boots, and bindings in light of current and future usage, as well as market demand. The Company evaluated its ability to continue under the current corporate structure and its need for an infusion of cash to continue operations. This evaluation resulted in the sale of the snowboard, boot and binding business in March of 1999.

         As a result of the 1998 loss, effective March 12, 1999, the Company was in default of certain of the covenants of its line of credit agreement with Foothill Capital. The Company entered into an agreement with Capitol Bay Management, Inc. in which Capitol Bay replaced Foothill Capital as the Company's working capital lender. After reviewing its working capital needs, the Company has determined it will need additional working capital for 1999. The Company is working on reducing the amount of working capital needed and pursuing alternatives to raise the additional capital.

         The Company estimates that it will require a minimum of $1,000,000 in additional working capital to implement its Business Plan for the 1999-2000 winter sports season. Further, such amount does not include any reserves or contingencies. Such minimum number is also based on a number of assumptions about orders of the Company's products, follow-up orders and retail store sales, based on historical numbers. The minimum amount required could increase significantly if the Company is unsuccessful in negotiating acceptable settlements to the pending lawsuits and/or successfully prevailing in such litigation. Further, the Company will need to obtain part or all of such financing at certain dates to maintain adequate working capital and liquidity to fund and continue its operations, as well as place and ship orders for apparel for distribution under its Westbeach brand and acquire inventory for its Westbeach retail stores.

         Based on response to date from potential financing sources, management believes there is significant risk that the Company will be unable to obtain adequate working capital at the time or in the amount needed. As a result, the Company is considering selling part or all of its business lines. Besides considering a potential sale of part or all of its business lines, the Company will continue to seek additional working capital to continue and maintain the business lines as part of the Company.

         Certain of the Company's creditors filed an involuntary petition under Chapter 7 of the United States Bankruptcy code. Dismissal of the involuntary petition was approved by the bankruptcy court on June 16, 1999. The settlement with the creditors has been approved by over 90% of the creditors (by number and dollar amount of claims) with undisputed claims. The settlement covers most, but not all, creditors. There is no assurance that the Company will not encounter future financial problems due to unexpected contingencies, unsuccessful results, negotiations in the pending litigation, or other factors.

         To provide capital to pay its creditors, the Company is seeking to sell its principal office/manufacturing facility in Salem, Oregon, which has been shown in the financial statements as property held for sale. As noted, the Company is also considering selling its retail stores and/or its apparel line. There remains significant risk that the Company will be unsuccessful in raising sufficient working capital to sustain its operations and could face liquidation, either voluntary or involuntary.

         The above matters raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


2.       SIGNIFICANT ACCOUNTING POLICIES

         FISCAL YEAR

         Effective January 1, 1997, the Company changed its year-end from a calendar year end to a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the first fiscal quarter of 1999 began on December 27, 1998, and ended on March 27, 1999, whereas the prior fiscal quarter ended on March 28, 1998.


         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with a maturity of three months or less.

         FINANCIAL INSTRUMENTS

         A financial instrument is cash or a contract that imposes or conveys a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of March 27, 1999, and December 26, 1998.

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

         GOODWILL AND OTHER LONG LIVED ASSETS

         Goodwill resulting from the Westbeach acquisition is being amortized over 15 years using the straight-line method and is net of amortization of $383,000 and $103,000 at March 27, 1999 and March 28, 1998, respectively.
Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on non-discounted projected earnings. If the valuation indicates that non-discounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded. Management has evaluated the Westbeach goodwill and believes it is realizable from future continuing operations.

         PROPERTY HELD FOR SALE

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

          WARRANTY COSTS

         The Company offered a one-year warranty on its snowboard, binding and boot products. The Company provided for anticipated warranty expense related to products sold. On May 11, 1999, the Company entered into an agreement with K2, in which K2 assumed all future liability related to warranty claims in exchange for certain of the Company's outstanding accounts receivable. The Company offers a one year warranty on its snowboard apparel and has provided for anticipated warranty expense.

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

         NET LOSS PER SHARE

         Effective December 27, 1997, the Company adopted SFAS 128, "Earnings Per Share." SFAS 128 prescribes new calculations for Basic and Diluted Earnings Per Share (EPS), which replaces the former calculations for Primary and Fully Diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted-average shares outstanding; no dilution for any potentially dilutive securities is included. Diluted EPS is calculated differently than the Fully Diluted EPS calculation under the old rules. When applying the treasury stock method for Diluted EPS to compute dilution for options, SFAS 128 requires use of the average share price for the period, rather than the greater of the average share price or end-of-period share price.

                                                                       QUARTER ENDED
                                                             -------------------------------------
                                                              MARCH 27, 1999        MARCH 28, 1998
                                                             ---------------        --------------
    Shares
    Weighted average shares outstanding                         6,176,556              6,176,556
    Stock option and convertible debenture dilution (1)
                                                                        -                      -
                                                             -------------------------------------
    Weighted average shares outstanding for diluted EPS         6,176,556              6,176,556
                                                             -------------------------------------

(1) The effect of potential common securities of 391,398 shares and 525,777 shares are excluded from the dilutive calculation for periods ending March 27, 1999 and March 28, 1998, respectively, as their effect would be antidilutive.

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

3.        INVENTORIES

         Inventories consisted of the following:

                                                              MARCH 27,       DECEMBER 26,
                                                                 1999             1998
                                                            ------------     ----------------
                                                                      (in thousands)

Finished goods                                                   $   816             $   846
Retail goods                                                         473                 787
Work-in-process                                                        -                  13

Raw materials                                                        122                 247
                                                            ------------     ---------------
                                                                   1,412               1,843
Less reserve for obsolete inventory                                 (152)               (441)
                                                            ------------     ---------------
   Total continuing operations inventories, net                  $ 1,260             $ 1,452
                                                            ================================
  Total discontinued operations inventories, net                 $     -             $ 2,717
                                                            ================================

                                        13

4.       LONG-TERM DEBT

         On May 7, 1998, the Company entered into a new credit facility with Foothill Capital Corporation ("Lender") which credit facility replaces the Company's prior credit facility with LaSalle Business Credit, Inc., which has been fully repaid. The Company's line of credit under the new credit facility is up to $10,000,000, including an inventory subline of up to $3,500,000, a letter of credit subline up to $5,000,000, a term loan of up to $2,000,000 and a one-time over-advance subline of up to $750,000. Borrowings available under the revolving credit facility and line are reduced by borrowings from time to time under the other credit facilities. The amount that may be borrowed is also limited to the value of certain eligible inventory, accounts receivable and other assets. At March 27, 1999, the Company had borrowed approximately $742,000 under the credit facility, including a $742,000 term loan and $0 under the revolving line of credit.

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

         The credit facility is secured by substantially all of the Company's assets. The facility requires the Company to comply with certain financial covenants, including, among other things, a tangible net worth value and an "EBITDA" test as defined in the credit facility. The company's tangible net worth is currently at $2,151,000, compared to the required value of $10,500,000. The Company's "EBITDA" for the nine months ended March 27, 1999, was a loss of $10,070,000 compared to the $3,000,000 "EBITDA" requirement. The Company's failure to meet both the tangible net worth covenant and the "EBITDA" covenant results principally from lower than projected sales revenue and related net income.

         This credit facility was acquired by Capitol Bay Management, Inc. (Capitol Bay) from the lender on May 7, 1999, pursuant to an Assignment and Acceptance among Capitol Bay, Morrow Snowboards, Inc. and certain other parties. At the time, the amount owing under the credit facility was $217,722, which amount was increased to $451,055, reflecting a reduced Termination Fee (as defined in the credit facility) of $100,000 and an unpaid closing fee of $133,333. At May 7, 1999, the Company was in default of the over-advance funding limitation under Section 2.5 of the Credit Agreement. As a result of such default, the Lender was entitled to exercise its rights and remedies in accordance with the Credit Agreement. The Lender reserved all of its rights to enforce the Credit Agreement as a result of that event of default, effective March 12, 1999, and invoked its right to charge interest at the default rate of 5.5% above the Lender's prime rate as specified in the Credit Agreement. In addition, the Company is out of compliance with its tangible net worth and EBITDA covenants. No default has been declared in these compliance issues. Capitol Bay, as successor to the Lender under the credit facility, has not waived these defaults or increased interest rate.

5.       SEGMENT AND GEOGRAPHIC REPORTING

         Under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), public companies are required to disclose certain information about the enterprise's reportable segments. The Company has two continuing reportable product segments within four major geographic territories. The product segments are categorized as softgoods and retail. Softgoods consist of apparel and accessories. The geographic territories are the United States, Canada, Europe and Japan. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's territorial segments market, sell and distribute essentially the same products with the exception of its retail stores, which additionally market and sell competitor products. The following represents continuing operations segment and geographical data.


                                                            Quarter Ended March 27, 1999
                                                 --------------------------------------------------------

                                                     USA          Canada         Europe         Totals
                                                 --------------------------------------------------------

Revenues:
                  Softgoods                              45           431            369            845
                  Retail                                138           962              -          1,100
                                                 --------------------------------------------------------
                  Total Revenues                        183         1,393            369          1,945
Segment operating profit / (loss                     (1,363)          167           (253)        (1,449)


                                                               Quarter Ended March 28, 1998
                                                 --------------------------------------------------------

                                                     USA          Canada         Europe         Totals
                                                 --------------------------------------------------------
Revenues:
                  Softgoods                               51           496              69           616
                   Retail                                142           743               -           885
                                                 ---------------------------------------------------------
                  Total Revenues                         193         1,239              69         1,501
Segment operating profit / (loss)                     (1,735)           32            (175)       (1,878)


6.       DISCONTINUED OPERATIONS

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

         As a result of this transaction, the net book value of the assets purchased and liabilities assumed by K2 at December 26, 1998 have been shown as net current and non-current assets of discontinued operations in the Consolidated Balance Sheets.

         Operating results of the snowboard operations for the first quarter of 1998 are shown separately in the Consolidated Statements of Operations as loss from discontinued snowboard operations, net of tax. The loss from discontinued operations from year-end to the date of the sale was accrued as of December 26, 1998. The discontinued snowboard operating results include an allocation of consolidated net interest expense based on net assets. The Consolidated Statements of Cash Flows have not been restated to reflect discontinued operations presentation.


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
         Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company acquired Westbeach, a merchandiser of snowboarding apparel and casual clothing, on November 12,1997. In March 1999, the Company sold its "Morrow" intellectual property, along with all 1999/2000 inventories and its snowboard and binding production equipment to K2. The Company's consolidated net sales were $1,945,000 for continuing operations for the three months ended March 27,1999. This compares to $1,501,000 for the three months ended March 28, 1998.
         Due to the seasonal nature of the snowboard industry, a majority of the Company's sales occur in the last two quarters of the year. The three Westbeach retail stores, which do not carry as heavy a seasonal trend, help to reduce the Company's seasonal nature. Gross margins vary significantly throughout the year depending on product mix, price and the mix of wholesale versus retail sales throughout the year.
         The Company accumulates a significant backlog of sales orders in February and March of each year as a result of preseason orders placed in connection with winter sports trade shows. As the Company begins delivery of pre-season orders, backlog sales orders decrease and are usually eliminated by the end of the year.

         The Company has taken certain steps to position itself for the future, including selling of the Morrow-TM- brand product line, focusing on the core apparel line offered by the Company, maintaining an efficient management staff with expertise in core areas of the business and implementing appropriate additional financial and accounting controls and systems.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Morrow Snowboards wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, Morrow Snowboards' actual results and could cause actual consolidated results for the first three months of 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, new initiatives by competitors, price pressures, cancellation of preseason orders, inventory risks due to shifts in planned costs, weather in primary winter resort areas of the world, and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, the report on Form 10-K for the year ended December 26, 1998.

         The Company's year to date net sales of $1,945,000 and order backlog of $5,345,000 at March 27, 1999 are up from those reported at March 28, 1998, with net sales of $1,501,000 and an order backlog of $4,974,000. The increase is attributable to stronger sales from the Canadian retail stores and sales of the spring/summer season product line in the European market.

         The snowboard market worldwide has in prior years experienced a significant oversupply of products at both the retail and wholesale level which contributed to soft market conditions throughout the industry. Management believes this oversupply has been materially reduced. Management is unaware of any other trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes, regulations and laws affecting the advertising, promotional and pricing activity; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; the difficulty of forecasting sales at certain times in certain markets; and securing financial support to meet the requirement of the Company.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data for the periods indicated as a percentage of net sales.

                                                                   Quarter Ended
                                                                --------------------------
                                                                March 27,        March 28,
                                                                  1999             1998
                                                                --------------------------
Net sales                                                          100.0%          100.0%
Cost of goods sold                                                  62.8            69.1
                                                                ------------------------
           Gross profit                                             37.2            30.9
Operating expenses:
           Selling, marketing and customer service                  44.3            70.4
           Engineering, research and product development             9.0            18.4
           General and administrative                               55.7            66.0
                                                                ------------------------
              Total operating expenses                             109.0           154.8
                                                                ------------------------
Operating loss                                                     (71.8)         (123.9)
Interest expense                                                    (0.9)           (5.7)
Other income                                                        (1.8)            4.5
                                                                ------------------------
Loss from continuing operations                                    (74.5)         (125.1)
Income (loss) from discontinued operations, net                      7.7          (103.8)
                                                                ------------------------
Net loss                                                           (66.8)%        (228.9)%
                                                                ========================

COMPARISON OF THE QUARTERS ENDED MARCH 27, 1999 AND MARCH 28, 1998

         CONTINUING OPERATIONS. The Company's continuing operations consist of the Westbeach-TM- brand apparel and accessory lines and its three retail stores. These continuing operations stem from the acquisition of Westbeach in November 1997.

         NET SALES. Net sales for continuing operations in 1999 increased to $1,945,000, from $1,501,000 for 1998. This increase is a result of stronger sales from the Canadian retail stores and the sales of the spring/summer season in the European market. Sales for continuing operations include Westbeach-TM-brand apparel of $845,000 for quarter ended March 1999 and $616,000 for the quarter ended March 1998. Retail sales for the quarter ended March 1999 in the amount of $1,100,000 and $885,000 for the quarter ended March 1998 are also included in sales for continuing operations.

         GROSS PROFIT. Gross profit for continuing operations in 1999 increased to $723,000 from $463,000 for 1998 as a result of the increased retail and European sales. As a percentage of sales, total gross margin for 1999 increased to 37.2%, up from 30.9% in 1998. This is mainly a result of the increased mix of retail sales, as well as the reduction of closeout sales, which generally result in lower margins.

         OPERATING EXPENSES. Operating expenses for continuing operations consist of selling, marketing and customer service costs, engineering, research and product development costs and general and administrative costs. These costs decreased to $2,119,000 for the first quarter of 1999 from $2,323,000 for the first quarter of 1998. This decrease is due to operating reductions made in response to the significant limitation in the availability of cash resources. As a percentage of sales, the costs decreased to 109.6% in 1999, from 154.8% in 1998.

         SELLING, MARKETING AND CUSTOMER SERVICE. Selling, marketing and customer service expenses for the first quarter of 1999 decreased 18.4% to $862,000 from $1,056,000 for the first quarter of 1998. As a percentage of sales, selling, marketing and customer service expenses decreased to 44.3% in 1999, from 70.4% in 1998. Travel expenses decreased $64,000, trade show expenses decreased $67,000, advertising decreased $68,000, and all other expenses increased by $5,000.

         ENGINEERING, ADVANCE DESIGN AND PRODUCT MANAGEMENT. Engineering, advance design and product management expenses for the first quarter of 1999 decreased 37.0% to $174,000 from $276,000 for the first quarter of 1998. As a percentage of sales, engineering, advance design and product management decreased to 9.0% in 1999 from 18.4% in 1998. These expenses relate to the product development of the Westbeach-TM- brand apparel and accessories. This decrease was the result of a reduction in product testing expense and apparel samples production. The Fall/Winter 1997 apparel sample lines, which were expected to be produced, shipped and expensed during the fourth quarter of 1997 were produced and shipped later than expected, resulting in the expense being incurred in the first quarter of 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter of 1999 increased 9.3% to $1,083,000 from $991,000 for the first quarter of 1998, representing 55.7% and 66.0% of net sales, respectively. This increase was primarily due to the recognizing of bad debt expense, which increased in the first quarter of 1999 to $141,600 from $12,800 in 1998. Staff related expenditures decreased in the first quarter of 1999 to $397,000 from $461,000 in 1998. The decrease can be attributed to the start of the integration of Morrow and Westbeach to generate a more efficient use of general and administrative staff and operations.

         INTEREST EXPENSE. Interest expense decreased to $17,000 for the first quarter of 1999 from $85,000 for the first quarter of 1998. The Company's continuing need during 1998 to partially fund the acquisition of Westbeach in November 1997 and its continued borrowings to fund discontinued operations during 1998 are reflected in the decrease.

         OTHER INCOME / EXPENSE. Other expense was $36,000 for the first quarter of 1999 compared to other income of $67,000 for the first quarter of 1998. This change in other income/expense is primarily due to the fluctuations in currency exchange rates and, also, loan fees paid to Foothill Capital.

         NET LOSS. Net loss for the first quarter of 1999 was $1,299,000 compared to net loss of $3,436,000 for 1998. The loss from discontinued operations from year-end to the date of the sale was accrued as of December 26, 1998.

         DISCONTINUED OPERATIONS. On March 26, 1999, the Company sold all of its snowboard, boot and binding assets to K2 for $3.2 million. The Company retained all of the related receivables and liabilities, except for capital lease obligations and certain contract team rider obligations.

         During 1998, the Company continued to incur losses related to the oversupply of products produced in 1996 by a highly fragmented, over-populated and under-capitalized industry. Net sales of the discontinued operations decreased 48.4% in the first quarter of 1999 to $659,000, as accrued at December 26, 1998, from $1,276,000 in the first quarter of 1998. Corresponding gross profits remained at a consistent level at $1,330,000, as accrued at December 26, 1998, from $1,329,000 in 1998. The 1999 level is made up of close out sales effects of the discontinued operations. The soft market in 1997 continued through 1998. This market effect on the Company, its ability to compete under the current corporate structure and its need for an infusion of cash to continue operations provided a need to evaluate its current and future involvement in the snowboard, boot and binding business. This evaluation resulted in the sale of the snowboard, boot and binding business to K2 in March 1999. This transaction generated a net loss on discontinued operations of $7,402,000 in fiscal year 1998 compared to $7,113,000 in fiscal year 1997. In addition, the Company recognized a loss on the discontinuance of $1,952,000 which is comprised of a $454,000 loss on the sale to K2 and $1,498,000 in accruals related to discontinued snowboard operations in the first quarter of 1999.

         For the quarter ended March 27, 1999, the Company had an income from discontinued operations of $150,000. This income was not included in the accrual for the loss on discontinued operations that was recognized as of December 26, 1998, as this income resulted from a revision in certain warranty and commission accruals, as well as a gain from a property tax refund from over assessments from 1995, 1996 and 1997.

YEAR 2000

         The Company is undertaking an assessment of both its internal Year 2000 compliance issues and its key vendors, and customers, Year 2000 compliance status.

         INTERNAL YEAR 2000 COMPLIANCE. During 1998, the Company has continued to assess its Year 2000 readiness by evaluating its computer hardware, such as its fire and security alarm, telephone system and HVAC system. As a result of this assessment, the Company has determined that upgrades are required to its voice mail system; e-mail system; the software for its payroll records, time clocks and manifesting program; and a few PC work stations. Management estimates the cost of these upgrades which it expects to complete by September 1999, will be approximately $15,000.

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

         MARKET RISK

         The Company accumulates foreign currency in payment of accounts (principally Canadian dollars) which it then uses to pay its foreign vendors or converts to U.S. dollars, exposing the Company to fluctuations in currency exchange rates. The Company currently holds foreign currencies which are translated into U.S. dollars using the quarter-end exchange rate, for a total of $154,441. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $15,444. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices, or marketable equity security prices. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in interest rates would have a material effect on the Company's cash flow.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital for the procurement of raw materials and other supplies used in production. At March 27, 1999, the Company had $729,000 in cash and no revolving loans, compared to $277,000 in cash and revolving loans of $2,079,000 outstanding at March 28, 1998.

         Net cash provided by operating activities for the first quarter of 1999, was $4,225,000, resulting primarily from the discontinued snowboard operations. The following is a detailed account of the operating activity affecting cash flows for the first quarter of 1999: depreciation and amortization provided $477,000, an increase in "other" provided $3,000, which is mostly comprised of differences in currency exchange. The following represents changes in operating assets and liabilities for the first quarter of 1999 (as compared to the fourth quarter of 1998). There was a significant decrease in accounts receivable by $3,353,000, due, in large part, to the collections of accounts for the 98/99 season products. A decrease in inventories of $2,909,000, due to the sale of the snowboard operations to K2, and a decrease in both prepaid expenses for $157,000 and in other assets by $850,000. There was an increase in accounts payable of

$122,000, a decrease in accrued liabilities of $849,000 and finally, a decrease in accrued loss on disposal of $1,498,000, which is also attributed to the sale of snowboard assets to K2.

         Net cash generated from investing activities for the first quarter of 1999 totaled $355,000, resulting from the outlay of cash for the acquisition of property and equipment in the amount of $115,000, and the proceeds from the sale of equipment of $470,000.

         Net cash used in financing activities for the quarter were $5,199,000, consisting of $3,698,000 in line of credit payments and $1,501,000 in payments on long-term liabilities.

         On May 7, 1998, the Company entered into a new credit facility with Foothill Capital Corporation ("Lender") which credit facility replaced the Company's prior credit facility with LaSalle Business Credit, Inc., which has been fully repaid. The Company's line of credit under the new credit facility is up to $10,000,000, including an inventory subline of up to $3,500,000, a letter of credit subline up to $5,000,000, a term loan of up to $2,000,000 and a one-time over-advance subline of up to $750,000. Borrowings available under the revolving credit facility and line are reduced by borrowings from time to time under the other credit facilities. The amount that may be borrowed is also limited to the value of certain eligible inventory, accounts receivable, and other assets.

         The credit facility bears interest at the Lender's Reference Rate plus .5% to 1.5% depending on the principal amount outstanding. The Company is required to pay a monthly fee equal to .25% per annum on the average unused amount of the revolving credit facility. The credit facility was issued based on a loan fee of $200,000, payable in installments and monthly servicing fees of $4,000 per month. The one-time over-advance subline was used to fund peak seasonal needs in spring 1998. The one-time advance subline began on May 31, 1998 and was fully repaid by August 1998. The term loan provides for interest only payments in the first year and monthly principal payments of approximately $42,000 thereafter, with the remaining principal balance of $542,000 due May 6, 2002. A fee of 1.5% per annum is payable on the undrawn amount of outstanding letters of credit.

         The credit facility is secured by substantially all of the Company's assets. The facility requires the Company to comply with certain financial covenants, including, among other things, a tangible net worth value and an "EBITDA" test as defined in the credit facility. The Company's tangible net worth is currently $2,151,000, compared to the lender's required value of $10,500,000. The Company's "EBITDA" for the nine months ended March 27, 1999 was a loss of $10,070,000 compared to the $3,000,000 "EBITDA" requirement. The Company's failure to meet both the tangible net worth covenant and the "EBITDA" covenant results principally from lower than projected sales revenue and related net income, and also the fact that the company discontinued its snowboard operations in the first quarter of 1999.

         As discussed in more detail below, this credit facility was acquired by Capitol Bay Management, Inc. (Capitol Bay) from the Lender on May 7, 1999 pursuant to an Assignment and Acceptance among Capitol Bay, Morrow Snowboards, Inc. and certain other parties. At the time, the amount owing under the credit facility was $217,722, which amount was increased to $451,055, reflecting a reduced Termination Fee (as defined in the credit facility) of $100,000 and an unpaid closing fee of $133,333. At May 7, 1999, the Company was in default of the over-advance funding limitation under Section 2.5 of the Credit Agreement with the lender. As a result of such default, the Lender was entitled to exercise its rights and remedies in accordance with the Credit Agreement. The Lender reserved all of its rights to enforce the Credit Agreement as a result of that event of default, effective March 12, 1999, and invoked its right to charge interest at the default rate of 5.5% above the Lender's prime rate as specified in the Credit Agreement. In addition, the Company is out of compliance with the tangible net worth and "EBITDA" covenants. No default has been declared on these covenants. Capitol Bay, as successor to the Lender under the credit facility, has not waived these defaults or the increased interest rate.

         On March 30, 1999, certain of the Company's trade creditors filed an Involuntary Petition ("Involuntary Petition") for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon (Case No. 699-61663-FRA7). On March 30, 1999, the Company's accounts payable were approximately $2,500,000, with all overdue more than 90 days. The Company retained insolvency counsel to assist it in responding to the Involuntary Petition ("the Dismissal"). A motion to dismiss the Involuntary Petition "the Dismissal" was filed and approved. See "Item 1. Legal Proceedings" in Part II.

         On April 27, 1999, the Company's Board of Directors authorized the Company to enter into a binding Memorandum of Understanding ("MOU") with Capitol Bay whereby Capitol Bay provided the Company with additional financing to be used as working capital, as previously reported in detail in the Form 8-K filed May 3, 1999. Pursuant to the MOU, Capitol Bay acquired Foothill's secured lender position under the credit facility on May 7, 1999. While there is no written agreement to provide additional working capital under the credit facility, the Company believes that Capitol Bay may be less restrictive in releasing funds under the credit facility and that some additional limited working capital may be available under the credit facility. Under the MOU, Capitol Bay also intends to obtain and fund a loan to be secured by the Company's real estate to provide additional working capital. The proposed settlement with certain creditors outlined below and in "Item 1. Legal Proceedings" limits the aggregate amount secured to $500,000, subject to increase under certain conditions to $750,000, thereby limiting the amount that may be raised.

         Pursuant to the MOU, the Company has negotiated a tentative settlement with its creditors as outlined in "Item 1. Legal Proceedings." The tentative settlement has been approved by over 90% of the Company's creditors (by number and dollar amount of claims) with undisputed claims. There is no assurance that the Company will be able to make the payments provided under such plan. Based on discussion with potential financing sources to date, the Company has serious concerns about its ability to raise adequate working capital in the amount or at the times needed to fund its business lines for the 1999-2000 winter sports season. To protect the value of the Company's business lines, the Company's subsidiaries are currently considering selling part or all of those business lines or the assets thereof.

         Under the MOU, the Company has agreed to allow Capitol Bay to convert up to $500,000 of the credit facility into up to 2,000,000 shares (as presently constituted) of the Company's Common Stock (no par value) at the conversion rate of $.25 per share. The Conversion right runs for a one-year period from the date the Dismissal became final. Until consummation of the financings under the MOU or, if earlier, the termination of the MOU, the Company has agreed not to issue any securities without the prior written consent of Capitol Bay. The Company has further agreed to refrain from filing a petition under the bankruptcy laws.

         At the close of business on April 26, 1999, the Company was delisted from the NASDAQ National Market System. Because the Company has been delinquent in its filings under the Securities Exchange Act of 1934, trading in the Company's securities will be reported in the pink sheets until the Company has filed the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999 and a requisite number of market makers have applied for a listing on the OTC Bulletin Board on the Company's behalf. The Company anticipates it will file such Form 10Q on September 30, 1999 and be listed on the OTC Bulletin Board shortly thereafter.

         Due to the lack of borrowing capacity under the credit facility, the Company's limited working capital, the Involuntary Petition, the Company's debts, including accounts payable, and other factors as outlined herein, the Company has a liquidity problem. After reviewing its working capital needs, the Company has determined it will need additional working capital for 1999. The Company is working on reducing the amount of working capital needed and pursuing alternatives to raise that capital.

         The Company estimates that it will require a minimum of $1,000,000 in additional working capital to implement its Business Plan for the 1999-2000 winter sports season. Further, such minimum working capital does not include any reserves for contingencies. Such minimum number is also based on a number of assumptions about orders of the Company's products, follow-up orders and retail store sales, based on historical numbers. The minimum amount required could increase significantly if the Company is unsuccessful in negotiating acceptable settlements to the numerous pending lawsuits and/or successfully prevailing in such litigation. Further, the Company will need to obtain part or all of such financing at certain dates to maintain adequate working capital and liquidity to fund and continue its operations, defend such lawsuits, as well as place and ship orders for apparel for distribution under its Westbeach brand and acquire inventory for its Westbeach retail stores.

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

         The Company's debt structure is comprised of the following:

                                                               March 27, 1999
                                                              ----------------
      Short-term debt:
           Current portion of notes payable                            742,000
           Current portion of capital lease obligations                  8,000
                                                              ----------------
                     Total short-term debt                         $   750,000
                                                              ================

         On August 24, l999, the Company closed a bridge loan for $675,000, secured by the Company's real property in Salem, Oregon. The Company received net proceeds for working capital purposes of $327,000 after payment of certain loan costs and fees, certain property taxes and a payment of $250,000 to creditors under the Payment Agreement. This section does not reflect the effect of such loan. A Form 8-k containing more detail on the loan will be filed in the near future.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is currently involved in the litigation and proceedings described below.

         There are seven pending legal matters before the Company. While not all matters are material on an individual basis, they would be material to the Company, if considered together. In general, all litigation against the company, but not foreign subsidiaries, was stayed during the involuntary bankruptcy petition described above, but with the dismissal of such petition, that stay was lifted.

1. INVOLUNTARY PETITION UNDER CHAPTER 7 BANKRUPTCY (United States Bankruptcy Court for the District of Oregon, No. 699-61663-fra7). On March 30, 1999, certain of the Company's trade creditors filed an involuntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon.

         The Company has negotiated a settlement with the creditors that filed the Involuntary Petition as described under "Tentative Settlement of Involuntary Petition" in the May 3, 1999 Form 8-K and under "Payment Agreement" in the June 28, 1999 Form 8-K. In general, under the terms of the settlement, creditors holding undisputed, non-contingent, liquidated claims against the Company (approximately $2.5 million in the aggregate) will receive payments from the Company as follows: $250,000 within 60 days after the order dismissing the Involuntary Petition; $200,000 each calendar quarter after the first payment is made; and the remaining unpaid balance of such claims, without interest, all due and payable in one year. Such payments will be secured by a lien against the Company's improved real property located in Salem, Oregon, subject to a senior lien to secure financing for the Company up to a maximum amount of $500,000 which may be increased to $750,000 if the $250,000 initial payment is made timely to such creditors. Alternatively, at the Company's option, such creditors will receive payments of 85% of the amount of their claims, in full satisfaction, within 60 days after an order dismissing the Involuntary Petition (Dismissal) becomes final. The settlement was approved by over 90% of the Company's creditors (by number and dollar amount of claims) with undisputed claims. Most, but not all creditors, are covered by the settlement.

2. SANDRA TEAL V. MORROW SNOWBOARDS, INC. (United States District Court, District of Oregon, No. 99-6005-HO). The lawsuit filed by a former employee is a civil action for declaratory injunctive relief, damages and attorneys' fees for federal claims pursuant to the Family and Medical Leave Act of 1993, 29 U.S.C. (S) 2601-2619 (1994) ("FMLA Claims"). The action also includes supplemental claims under the Oregon Family Leave Act, ORS 659.470 to 659.494 ("OFLA Claims") and ORS 659.030 (prohibiting employment discrimination based on sex). The FMLA Claims allege that Morrow violated the plaintiff's leave and re-employment rights. For the FMLA Claims, the plaintiff seeks reinstatement to her former position, compensatory damages estimated to exceed $50,000, and equivalent liquidated damages, plus attorneys' fees. The OFLA Claims are similar to the FMLA Claims. For the OFLA Claims, the plaintiff seeks reinstatement to her former position, compensatory damages estimated to exceed $50,000, plus attorneys' fees. Additionally, under Oregon law, the plaintiff seeks damages for Morrow's alleged sex discrimination in hiring new employees to perform duties that plaintiff performed, reinstatement to her former position, compensatory damages estimated to exceed $50,000, and punitive damages in excess of $50,000, plus attorneys' fees. The Company believes it has a reasonable basis for defending against such claims, but there can be no assurance the Company will be successful in its defense. Because a jury may award significant compensatory damages, liquidated damages and punitive damages for these types of claims if the jury finds the allegations to be true, a judgment against the Company could be material and could have a material adverse impact upon the Company, its financial condition and continued operations. The Company intends to vigorously defend against these claims.

3. VENDOR CLAIM. Pama Limited, a Hong Kong company ("Pama") was an agent of Westbeach for fall 1997 production and fall 1998 sales samples. Pama claims approximately $84,000 was owing for services provided. Westbeach claims Pama failed to perform given that fall 1998 samples were not timely delivered and that certain surcharges were not agreed to. The parties are in discussions to settle this matter.

4. MICHAEL JOSEPH FASHION AGENCY, INC. V. MORROW SNOWBOARDS, INC. (Supreme Court, Province of British Columbia, No. C981832). Michael Joseph Fashion Agency Inc. ("Michael Joseph"), the Company's former Western Canadian sales representative, filed a suit in Vancouver, British Columbia claiming damages of approximately $127,000 (U.S. Dollars), together with interest, attorneys' fees and certain litigation costs. Michael Joseph is seeking approximately $60,000 for lost sales commissions due to the alleged termination of its sales representative relationship without adequate notice under Canadian common law principles, approximately $60,000 for alleged lost sales commissions on gray market goods shipped through unauthorized distribution channels in its exclusive sales territory and the balance for certain expenses incurred. The Company has retained legal counsel in Vancouver, British Columbia to defend this action. The Company believes it has a reasonable basis for defending against any such claim, but there can be no assurance the Company will be successful in this defense.

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

6. AMERI-TOOL INDUSTRIES, INC. V. MORROW SNOWBOARDS, INC. (Marion County, Oregon Circuit Court, No. 98C19786). Ameri-Tool is seeking payment for molded plastic products and related goods furnished to the Company in the amount of $169,405, together with interest. The Company believes that the Company and Ameri-Tool, subsequent to their initial agreement for the sale of such goods, entered into a revised payment arrangement with regard to such products, in addition to other agreements regarding the delivery by Ameri-Tool of additional products and tooling. The Company has filed an answer containing a counterclaim for alleged damage incurred by the Company due to Ameri-Tool's failure to deliver the products and tooling in accordance with the revised agreement. Morrow does not disagree with the amount claimed by Ameri-Tool. This matter is believed resolved by the agreement with Ameri-Tool to receive payment under the Payment Agreement.

7. EMPIRE OF CAROLINA, INC. ("EMPIRE") V. MORROW SNOWBOARDS, INC. Empire has asserted rights to a breakage fee of $500,000 and reimbursement of its costs under the Letter of Intent with the Company dated March 2, 1999. The Company has responded that it believes the Letter of Intent was terminated without any obligation on the Company's part to pay such a fee or reimburse any costs. The Company believes it has a reasonable basis for that position and will vigorously defend against any action by Empire seeking such fee.

         An award of damages or the expenditure of significant sums in some or a combination of some of the matters described above could have a material adverse effect on the Company's financial condition and results of operations. The Company's financial condition and capital resources may also adversely affect its ability to vigorously defend any action.

ITEM 2.  CHANGES IN SECURITIES.

                  --None--

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  --None--

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  --None--

ITEM 5.  OTHER INFORMATION

                  The Company previously reported information regarding a "principal shareholder" in its Form 8-K dated June 28, 1999 and filed July 13, 1999. Based on the Schedule 13-D filed by Capitol Bay Management, Inc. ("CBM"), Capitol Bay Securities, Inc. ("CBS") and Steve Kircher (collectively, the "Reporting Persons") on July 16, 1999, the Company is correcting certain information in that Form 8-K under the heading "Principal Shareholder; Potential Control and Influence." As previously reported, CBM has the right to convert $500,000 of convertible debt held by CBM into 2,000,000 shares of the Company's Common Stock (no par value) ("Common Stock") and to acquire another 1,000,000 shares of Common Stock for cash, all the shares of Common Stock would be issued for a consideration of $.25 per share. After such conversion and purchase, CBM would own beneficially and of record 3,180,400 shares of the outstanding 9,176,556 shares of the Company's Common Stock outstanding, or 34.662% of the total outstanding Common Stock. Further, 180,400 shares of Common Stock reported on such Form 8-K as owned by CBM are actually owned of record and beneficially by CBS, such share ownership constituting 2.92% of the Company's outstanding Common Stock currently. Further, Steve Kircher is the sole owner of CBM and CBS, and may be deemed to be the beneficial owner of all 3,180,400 shares of Common Stock held or acquired by CBM and CBS. Further, the mailing address for CBM, CBS, and Steve Kircher is 2424 Professional Drive, Roseville, California 95661. As previously noted, if such rights to acquire Common Stock were fully exercised, such outstanding shares if voted together may have sufficient voting power to control matters submitted to the Company's shareholders for approval, including the election of the Company's Board of Directors. See the Form 8-K for June 28, 1999 filed July 13, 1999.

         The information contained herein is based on the Schedule 13-D filed by CBM, CBS and Steve Kircher on July 19, 1999. In such schedule 13-D, the Reporting Persons noted that the shares were acquired for investment purposes in the ordinary course of business. They further noted that the Reporting Persons have no present plan or proposal as to any specific actions regarding such shares currently or actions related to the Company, its policies or its Board of Directors. The Reporting Persons noted they may decide in the future, should they believe that the Common Stock continues to be undervalued, to increase their overall ownership of shares through, among other things, the purchase of additional shares on the open market or in private transactions, through tender offer or otherwise, on such terms and at such times as the Reporting Persons may deem advisable and/or to propose a transaction pursuant to which all or a portion of the Company shall be sold, and in connection therewith Reporting Persons may seek to acquire control of the Company and negotiate transactions or otherwise. The Schedule 13-D also noted that the Reporting Persons may also seek in the future to have one or more of their representatives appointed to the Company's Board of Directors, by agreement or otherwise, including running its own slate of nominees at an annual or special meeting of the Company. Further, the Schedule noted that the Reporting Persons may in the future propose other matters for consideration and approval by the Company's shareholders or Board of Directors, but have not identified any such matters at this time.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:         27.1 - Financial Data Schedule

         Reports on Form 8-K

         A current report on Form 8-K dated January 22, 1999, was filed on February 1, 1999, to report NASDAQ-Amex informed the Company that listing conditions were not met.

         A current report on Form 8-K dated March 2, 1999, was filed on March 9, 1999, to report the Company entered into a non-binding letter of intent with Empire of Carolina, Inc. in which Empire would provide $2,000,000 in financing.

         A current report on Form 8-K dated March 15, 1999, was filed on March 22, 1999, to report the termination of the non-binding letter of intent between the Company and Empire of Carolina, Inc.

         A current report on Form 8-K dated June 28, 1999 was filed on July 13, 1999 to report the termination of the involuntary bankruptcy proceeding, the Payment Agreement and the right of Capitol Bay to acquire the Company's Common Stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on September 3, 1999.



                                          MORROW SNOWBOARDS, INC.

                                          By: /S/ P. Blair Mullin
                                              P. Blair Mullin
                                              PRESIDENT (1)
                                              (PRINCIPAL EXECUTIVE OFFICER)


                                          By: /S/ P. Blair Mullin
                                              P. Blair Mullin
                                              CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER)


         (1) No Chief Executive Officer is appointed. Under the Company's Bylaws, if no Chief Executive Officer is appointed, the President acts in such capacity and has the authority of a Chief Executive Officer.