Form 10-Q
period 1999-06-26
MORROW SNOWBOARDS INC
filed 1999-10-08
CIK 866415

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999

                         COMMISSION FILE NUMBER 0-27002


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

                                 (503) 375-9300

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| yes |X| no

The number of shares outstanding of the registrant's common stock, no par value, as of October 1, 1999 was 7,176,556.

                             MORROW SNOWBOARDS, INC.
                                      INDEX

Part I.          Financial Information

         Item 1.         Financial Statements                                                            3

                                Consolidated Balance Sheets                                              4

                                Consolidated Statements of Operations                                    5

                                Consolidated Statement of Shareholders' Equity                           6

                                Consolidated Statements of Cash Flow                                     7

                                Notes to Consolidated Financial Statements                               8

         Item 2.         Management's Discussion & Analysis of Financial Condition
                         and Results of Operations                                                      15

Part II.         Other Information

         Item 1.         Legal Proceedings                                                              21

         Item 2.         Changes in Securities                                                          22

         Item 3.         Defaults upon Senior Securities                                                23

         Item 4.         Submission of Matters to a Vote of Security Holders                            23

         Item 5.         Other Information                                                              23

         Item 6.         Exhibits and Reports on Form 8-K                                               25


Signatures                                                                                              25


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MORROW SNOWBOARDS, INC.

                              For the Quarter Ended

                                  June 26, 1999

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                            --------------------------    -------------------------
                                  ASSETS                                            JUNE 26,                    DECEMBER 26,
                                                                                      1999                          1998
                                                                            --------------------------    -------------------------
Current Assets:
     Cash and cash equivalents                                              $                     139     $                  1,348
     Accounts receivable, less allowance for uncollectible accounts                               762                        4,843
     Inventories                                                                                  863                        1,452
     Prepaid expense                                                                              250                          596
     Refundable income taxes                                                                       53                            -
     Other current assets                                                                         219                          119
     Net current assets of discontinued operations                                                  -                        2,439
                                                                            --------------------------    -------------------------
         Total Current Assets                                                                   2,286                       10,797
Equipment and fixtures, net                                                                       460                          571
Property held for sale, net                                                                     3,061                        3,108
Other assets:
     Goodwill, net                                                                              3,783                        3,926
     Net non-current assets of discontinued operations                                              -                        1,468
     Other assets, net                                                                              -                          208
                                                                            --------------------------    -------------------------
         Total Other Assets                                                                     3,783                        5,602
                                                                            --------------------------    -------------------------
            Total Assets                                                    $                   9,590     $                 20,078
                                                                            --------------------------    -------------------------
                                                                            --------------------------    -------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Line of credit                                                         $                       -     $                  3,698
     Accounts payable                                                                           3,210                        3,053
     Accrued liabilities                                                                          699                        2,321
     Income Tax Payable                                                                            20
     Accrued loss on disposal                                                                       -                        1,498
     Current portion of long-term debt                                                            457                        2,013
                                                                            --------------------------    -------------------------
         Total Current Liabilities                                                              4,386                       12,583

Commitments and Contingencies
Shareholders' Equity
     Preferred stock, no par, 10,000,000 shares authorized
       no shares issued or outstanding                                                              -                            -
     Common stock, no par, 20,000,000 shares authorized,
       6,176,556 and 6,176,556 shares issued and outstanding                                   27,116                       27,116
     Accumulated deficit                                                                      (21,917)                     (19,602)
     Other Comprehensive Gain (Loss)                                                                5                          (19)
                                                                            --------------------------    -------------------------
         Total Shareholders' Equity                                                             5,204                        7,495
                                                                            --------------------------    -------------------------
            Total Liabilities and Shareholders' Equity                      $                   9,590     $                 20,078
                                                                            --------------------------    -------------------------
                                                                            --------------------------    -------------------------

   The accompanying notes are an integral part of these financial statements.

MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                                        ------------------------------------  -----------------------------------
                                                            JUNE 26,            JUNE 27,            JUNE 26,            JUNE 27,
                                                              1999                1998                1999                1998
                                                        -----------------  -----------------  ----------------   ----------------
Net Sales                                               $          3,359   $          2,410   $         1,414    $           909
Cost of Goods Sold                                                 2,102              1,615               880                577
                                                        -----------------  -----------------  ----------------   ----------------
     Gross Profit                                                  1,257                795               534                332
Operating Expenses:
     Selling, marketing and customer service                       1,211              1,518               349                462
     Engineering, advance design and product
        management                                                   283                434               109                158
     General and administrative                                    1,986              1,909               903                918
                                                        -----------------  -----------------  ----------------   ----------------
        Total Operating Expenses                                   3,480              3,861             1,361              1,538
                                                        -----------------  -----------------  ----------------   ----------------
Operating Loss                                                    (2,223)            (3,066)             (827)            (1,206)
Other Income (Expense):
     Interest expense                                                (67)              (232)              (50)              (147)
     Other Income (Expense)                                           86                  4               122                (63)
                                                        -----------------  -----------------  ----------------   ----------------
        Total Other Income (Expense)                                  19               (228)               72               (210)
                                                        -----------------  -----------------  ----------------   ----------------
Income(Loss) from Continuing Operations                           (2,204)            (3,294)             (755)            (1,416)
Income Tax Benefit                                                    33                                   33
                                                        -----------------  -----------------  ----------------   ----------------
Loss from Continuing Operations, Net of Taxes                     (2,171)            (3,294)             (722)            (1,416)
Income(Loss) from Discontinued Operations, net of taxes              143             (1,694)              (7)               (136)
                                                        -----------------  -----------------  ----------------   ----------------
Loss Before Extraordinary Item                                    (2,028)            (4,988)             (729)            (1,552)
Extraordinary Loss on Extinguishment of Debt                        (287)                                (287)                 0
                                                        -----------------  -----------------  ----------------   ----------------
Net Loss                                                $         (2,315)  $         (4,988)  $        (1,016)   $        (1,552)
                                                        -----------------  -----------------  ----------------   ----------------
                                                        -----------------  -----------------  ----------------   ----------------

Net Loss Per Share - Continuing Operations
     Basic                                              $          (0.35)  $          (0.53)  $         (0.12)   $         (0.23)
                                                        -----------------  -----------------  ----------------   ----------------
                                                        -----------------  -----------------  ----------------   ----------------
     Diluted                                            $          (0.35)  $          (0.53)  $         (0.12)   $         (0.23)
                                                        -----------------  -----------------  ----------------   ----------------
                                                        -----------------  -----------------  ----------------   ----------------
Net Income(Loss) Per Share - Discontinued Operations
     Basic                                              $           0.02   $          (0.28)  $         (0.00)   $         (0.02)
                                                        -----------------  -----------------  ----------------   ----------------
                                                        -----------------  -----------------  ----------------   ----------------
     Diluted                                            $           0.02   $          (0.28)  $         (0.00)   $         (0.02)
                                                        -----------------  -----------------  ----------------   ----------------
                                                        -----------------  -----------------  ----------------   ----------------
Extraordinary Loss Per Share
     Basic                                              $          (0.04)  $              -   $         (0.04)   $             -
                                                        -----------------  -----------------  ----------------   ----------------
                                                        -----------------  -----------------  ----------------   ----------------
     Diluted                                            $          (0.04)  $              -   $         (0.04)   $             -
                                                        -----------------  -----------------  ----------------   ----------------
                                                        -----------------  -----------------  ----------------   ----------------
Net Loss Per Share - Total
     Basic                                              $          (0.37)  $          (0.81)  $          (0.16)  $         (0.25)
                                                        -----------------  -----------------  -----------------  ----------------
                                                        -----------------  -----------------  -----------------  ----------------
     Diluted                                            $          (0.37)  $          (0.81)  $          (0.16)  $         (0.25)
                                                        -----------------  -----------------  -----------------  ----------------
                                                        -----------------  -----------------  -----------------  ----------------
Weighted Average Number of Shares Used in
  Computing Per Share Amounts:
     Basic                                                     6,176,556          6,176,556         6,176,556          6,176,556
                                                        -----------------  -----------------  -----------------  ----------------
                                                        -----------------  -----------------  -----------------  ----------------
     Diluted                                                   6,176,556          6,176,556         6,176,556          6,176,556
                                                        -----------------  -----------------  -----------------  ----------------
                                                        -----------------  -----------------  -----------------  ----------------

   The accompanying notes are an integral part of these financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                         COMMON STOCK                        OTHER
                                                     ----------------------  ACCUMULATED COMPREHENSIVE
                                                      SHARES       AMOUNT     DEFICIT    INCOME (LOSS)    TOTAL
                                                     ---------   ----------  -----------  ------------ ----------
Balance, December 26, 1998                           6,176,556   $   27,116  $  (19,602)  $      (19)  $    7,495
     Comprehensive Income (Loss):
                  Net Loss                                --           --        (2,315)        --         (2,315)
                  Change in translation adjustment        --           --          --             24           24
                                                                                                       ----------
     Total Comprehensive Loss                                                                              (2,291)
                                                    ----------   ----------  ----------   ----------   ----------
Balance, June 26, 1999                               6,176,556   $   27,116  $  (21,917)  $        5   $    5,204
                                                    ----------   ----------  ----------   ----------   ----------
                                                    ----------   ----------  ----------   ----------   ----------






   The accompanying notes are an integral part of these financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          YEAR TO DATE
                                                                        -------------------------------------------------
                                                                               JUNE 26,                  JUNE 27,
                                                                                 1999                      1998
                                                                        -----------------------   -----------------------
Cash Flows from Operating Activities:
     Net loss                                                            $              (2,315)    $              (4,988)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
        Depreciation and amortization                                                      569                     1,158
        Gain/(Loss) on Retirement of Fixed Assets                                           48                        (1)
        Other                                                                               24                       (90)
        Changes in operating assets and liabilities
            Decrease in accounts receivable                                              4,081                     3,231
            (Increase) Decrease in inventories                                           3,306                    (1,947)
            Decrease in prepaid expenses                                                   346                       291
            Increase in refundable income taxes                                            (53)                        -
            (Increase) Decrease in other assets                                          1,068                      (203)
            Increase in accounts payable                                                   157                       444
            Decrease in accrued liabilities                                             (1,801)                     (381)
            Increase in income tax payable                                                  20                         -
            Decrease in accrued loss on disposal                                        (1,498)                        -
                                                                        -----------------------   -----------------------
        Net Cash Provided By (Used In)
          Operating Activities                                                           3,952                    (2,486)
Cash Flows From Investing Activities:
     Acquisition of property and equipment                                                (139)                     (971)
     Proceeds from sale of equipment                                                       470                        35
                                                                        -----------------------   -----------------------
        Net Cash Provided By (Used In)
          Investing Activities                                                             331                      (936)
Cash Flows From Financing Activities:
     Proceeds from issuance of long-term liabilities                                       457                     2,000
     Principal payments on long-term liabilities                                        (2,251)                      (58)
     Line of credit borrowings (payments), net                                          (3,698)                      932
                                                                        -----------------------   -----------------------
        Net Cash Provided By (Used In)
          Financing Activities                                                          (5,492)                    2,874
                                                                        -----------------------   -----------------------
Decrease In Cash and Cash Equivalents                                                   (1,209)                     (548)
Cash and Cash Equivalents at Beginning of Period                                         1,348                       855
                                                                        -----------------------   -----------------------
Cash and Cash Equivalents at End of Period                               $                 139     $                 307
                                                                        -----------------------   -----------------------
                                                                        -----------------------   -----------------------
Supplemental disclosure:
     Cash paid for interest                                              $                  67     $                 140


   The accompanying notes are an integral part of these financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ORGANIZATION AND CURRENT EVENTS

         DESCRIPTION OF BUSINESS

         Morrow Snowboards, Inc., dba Westbeach, and subsidiaries (the "Company"), headquartered in Salem, Oregon, was organized in October 1989 to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States as well as international distributors in several foreign countries. On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd., a manufacturer, wholesaler and retailer of snowboarding apparel and casual clothing. Westbeach Snowboard Canada, Ltd. was later reorganized as Morrow Westbeach Canada ULC, a Nova Scotia unlimited liability company ("Westbeach"). Westbeach has three subsidiaries, an Austrian organization whose principal activity consists of a European sales and warehousing operation, a United Kingdom organization consisting of European sales and a Washington State corporation whose principal activity is U.S. retail sales. On March 26, 1999, the Company sold all of its "Morrow" intellectual property, along with all 1999/2000 snowboard inventories and its snowboard and binding production equipment to K2 Acquisitions Inc. (K2) ("Note 6").

         The consolidated financial statements include the wholly owned subsidiaries, Morrow Westbeach Canada ULC, a Nova Scotia unlimited liability company and Morrow International, Inc., a Guam foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

         The Company operates in a relatively new and rapidly growing segment of the action sports industry that is highly seasonal. Further, the Company has undergone significant expansion since its inception in 1989, related to its manufacturing, marketing and sales activities with significant contraction of certain operations due to the March 1999 discontinuance of its snowboard, boot and binding operations. These and other factors present certain risks to the future operations of the Company.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries at June 26, 1999, and for the quarters and six months ended June 26, 1999 and June 27, 1998, they do not include all notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended December 26, 1998 ("Fiscal 1998"), contained in the Company's Form 10-K, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the quarter ended June 26, 1999, are not necessarily indicative of the results that may be expected for the full year.

         CURRENT EVENTS

         As a result of the Fiscal 1998 loss, effective March 12, 1999, the Company was in default of certain covenants of its credit facility with Foothill Capital Corporation ("Foothill"), with Foothill declaring a default on March 12, 1999. The Company entered into an agreement with Capitol Bay Management, Inc. ("Capitol Bay") pursuant to which Capitol Bay purchased the existing credit facility from Foothill. After reviewing its working capital needs, the Company has determined it needs a minimum of $350,000 in additional working capital to implement its Business Plan for the 1999-2000 winter sports season. The Company is pursuing alternatives to raise the additional capital. Further, such amount does not include any reserves or contingencies. Such minimum number is also based on a number of assumptions about orders of the Company's products, follow-up orders and retail store sales, based on historical numbers. The minimum amount required could increase significantly if the Company is unsuccessful in negotiating acceptable settlements to the pending lawsuits and/or successfully prevailing in such litigation. Further, the Company will need to obtain part or all of such financing at certain dates to maintain adequate working capital and liquidity to fund and continue its operations, as well as place and ship orders for apparel for distribution under its Westbeach brand and acquire inventory for its Westbeach retail stores.

         To address its working capital needs, the Company on August 25, 1999 borrowed $675,000 on a one-year bridge loan and raised an additional $250,000 through the sale of its Common Stock in September 1999. See the Company's Form 8-K for August 25, 1999 and "Liquidity and Capital Resources" under Management's Discussion and Analysis" in Item 2 of this Form 10-Q.

         Based on responses to date from potential financing sources, management believes there is significant risk that the Company will be unable to obtain adequate working capital at the time or in the amount needed to fund operations and could face liquidation, either voluntary or involuntary. As a result, the Company is considering selling part or all of its business lines. The Company has previously listed its office/manufacturing facility in Salem, Oregon for sale, which has been shown in the financial statements as property held for sale. The proceeds from sale of such real property are expected to be applied to payment of creditors under the Payment Agreement discussed in the next paragraph. Besides considering a potential sale of part or all of its business lines, the Company will continue to seek additional working capital to continue and maintain the business lines as part of the Company, as well as continue to seek to reduce or defer expenses wherever possible.

         Certain of the Company's creditors filed an involuntary petition under Chapter 7 of the United States Bankruptcy code. Dismissal of the involuntary petition was approved by the bankruptcy court on June 16, 1999. The settlement with the creditors was approved by over 90% of the creditors (by number and dollar amount of claims) with undisputed claims. The settlement covers most, but not all, creditors. The settlement agreement with those creditors is reflected in a Payment Agreement and the payment obligations thereunder are secured by a security interest in the Company's office/manufacturing facility in Salem, Oregon. See the Company's Form 8-K's for May 3, 1999 and June 28, 1999.

         There is no assurance that the Company will not encounter future financial problems due to unexpected contingencies, unsuccessful results, adverse results in pending litigation, or other factors.

         The above matters raise a doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.       SIGNIFICANT ACCOUNTING POLICIES

         FISCAL YEAR

         Effective January 1, 1997, the Company changed its year-end from a calendar year end to a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the first fiscal quarter of 1999 began on December 27, 1998, and ended on March 27, 1999, whereas the prior fiscal quarter ended on March 28, 1998. The second fiscal quarter of 1999 began on March 28, 1999 and ended on June 26, 1999, and the prior year's second quarter ended on June 27, 1998.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with a maturity of three months or less.

         FINANCIAL INSTRUMENTS

         A financial instrument is cash or a contract that imposes or conveys a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of June 26, 1999, and June 27, 1998.

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

         GOODWILL AND OTHER LONG LIVED ASSETS

         Goodwill resulting from the Westbeach acquisition is being amortized over 15 years using the straight-line method and is net of amortization of $454,000 at June 26, 1999. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on non-discounted projected earnings. If the valuation indicates that non-discounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded. Management has evaluated the Westbeach goodwill and believes it is realizable from future continuing operations.

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

          WARRANTY COSTS

         The Company offered a one-year warranty on its snowboard, binding and boot products. The Company provided for anticipated warranty expense related to products sold. On May 11, 1999, the Company entered into an agreement with K2, in which K2 assumed all future liability related to warranty claims in exchange for certain of the Company's outstanding accounts receivable. The Company offers a one-year warranty on its snowboard apparel and has provided for anticipated warranty expense.

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

                                                                                   SIX MONTHS ENDED
                                                                                   ----------------
    Shares                                                                  JUNE 26, 1999          JUNE 27, 1998
                                                                            -------------          -------------
    Weighted average shares outstanding                                         6,176,556              6,176,556
    Stock option and convertible debenture dilution (1)                                 -                      -
                                                                    ---------------------- ----------------------
    Weighted average shares outstanding for diluted EPS                         6,176,556              6,176,556
                                                                    ---------------------- ----------------------

(1) The effect of potential common securities of 2,182,248 shares and 525,777 shares are excluded from the dilutive calculation for periods ending June 26, 1999 and June 27, 1998, respectively, as their effect would be antidilutive.

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

3.       INVENTORIES

         Inventories consisted of the following:

                                                               June 26,          Dec 26,
                                                                 1999              1998
                                                            ---------------   ---------------
                                                                      (in thousands)
Finished goods                                                  $      335       $       846
Retail goods                                                           496               787

Work-in-process                                                          -                13
Raw materials                                                           78               247
                                                            ---------------   ---------------
                                                                       909             1,893
Less reserve for obsolete inventory                                   ( 46)             (441)
                                                            ---------------   ---------------
Total continuing operations inventories, net                    $      863       $     1,452
                                                            ---------------------------------
                                                            ---------------------------------
Total discontinued operations inventories, net                  $       --       $     2,717
                                                            ---------------------------------
                                                            ---------------------------------

4.       LONG-TERM DEBT

         On May 7, 1998, the Company entered into a new credit facility with Foothill Capital Corporation ("Foothill"), which credit facility replaced the Company's prior credit facility with LaSalle Business Credit, Inc., which has been fully repaid. The Foothill credit facility was acquired from Foothill by Capitol Bay Management, Inc. ("Capitol Bay") on May 7, 1999. References to "Lender" herein are to Foothill through May 6, 1999 and to Capitol Bay thereafter. The Company's line of credit under the credit facility is for up to $10,000,000, including an inventory subline of up to $3,500,000, a letter of credit subline of up to $5,000,000, a term loan of up to $2,000,000 and a one-time over-advance subline of up to $750,000. Borrowings available under the revolving credit facility and line are reduced by borrowings from time to time under the other credit facilities. The amount that may be borrowed is also limited to the value of certain eligible inventory, accounts receivable and other assets.

         The credit facility bears interest at the Lender's Reference Rate plus .5% to 1.5% depending on the principal amount outstanding. The Company is required to pay a monthly fee equal to .25% per annum on the average unused amount of the revolving credit facility. The credit facility allows the Lender, in the event of a loan default, to charge interest at the default rate of 5.5% above the Lender's prime rate as specified in the Credit Agreement. Based on certain ongoing defaults under the Credit Agreement, such default rate of interest has been in effect under the credit facility since March 12, l999. The credit facility was issued based on a loan fee of $200,000, payable in installments and monthly servicing fees of $4,000 per month. A fee of 1.5% per annum is payable on the undrawn amount of outstanding letters of credit.

         The credit facility was originally secured by substantially all of the Company's assets. On August 25, 1999, the Lender under the credit facility released its security interest in the Company's office/manufacturing facility in Salem, Oregon, which building now secures repayment of the August 1999 bridge loan and payment of amounts owing under the Payment Agreement with certain of the Company's creditors (Note 1). The credit facility requires the Company to comply with certain financial covenants, including, among other things, a tangible net worth value and an "EBITDA" test as defined in the credit facility. The Company failed to meet the tangible net worth value and EBITDA tests for Fiscal 1998 and has not met such tests since then. The Company's tangible net worth at June 26, 1999 was $1,171,000, compared to the required value of $10,500,000. The Company's "EBITDA" for the six months ended June 26, 1999, was a loss of $1,712,000 compared to the $3,000,000 "EBITDA" requirement. The Company's failure to meet both the tangible net worth covenant and the "EBITDA" covenant results principally from lower than projected sales revenue and related net income. No default has been declared on these financial covenants.

         At March 12, 1999, the Company was in default of the over-advance funding limitation under Section 2.5 of the Credit Agreement. As a result of such default, the Lender was entitled to exercise its rights and remedies in accordance with the Credit Agreement. The Lender reserved all of its rights to enforce the Credit Agreement as a result of that event of default, effective March 12, 1999, and invoked its right to charge interest at the default rate of 5.5% above the Lender's prime rate. Capitol Bay, as the successor Lender under the credit facility, has not waived any of these defaults or decreased the interest rate.

         At March 27, 1999, the Company's borrowings under the credit facility approximated $742,000, consisting of a $742,000 term loan and $0 under the revolving line of credit. On May 7, 1999, when Capitol Bay acquired the credit facility, the amount owing under the credit facility was $217,722, which amount was increased to $451,055, reflecting a reduced Termination Fee (as defined in the credit facility) of $100,000 and an unpaid closing fee of $133,333. Such fees, in addition to the unamortized portion of deferred financing fees are reflected in the extraordinary loss on extinguishment of debt in the consolidated statements of operations for the period ending June 26, 1999. On June 26, 1999, the Company's borrowings under the credit facility approximated $457,000, consisting of a $457,000 term loan and $0 under the revolving line of credit.

         On August 25, 1999, Morrow Snowboards, Inc. (the "Company") borrowed $675,000 (the "Bridge Loan") secured by a first lien against the Company's real property located in Salem, Oregon. The Company received net proceeds for working capital purposes of approximately $327,000 after payment of loan costs and fees of approximately $60,000, payment of certain personal property taxes of approximately $38,000, and payment of $250,000 to creditors under the Payment Agreement outlined in the Company's Form 8-K dated June 28, 1999 and filed on July 13, 1999. The Bridge Loan bears interest at the rate of 12%, requires monthly payments of interest only of $6,750 and is payable in full on June 28, 2000. The loan is secured by a first lien against the Company's approximately 103,000 square foot offices and warehouse in Salem, Oregon and related real estate

("Real Property"). The loan is evidenced by a Promissory Note and Trust Deed (collectively, the "Loan Documents"). Besides payment of the amounts owing from time to time under the Promissory Note, the Loan Documents impose a number of obligations on the Company related to the Real Property, including without limitation, obligations to maintain and insure the Real Property, pay property taxes on the Real Property, and keep the Real Property free of liens. The Loan Documents contain provisions that provide for acceleration of the loan in the event monthly payments are not made within certain grace periods or other required actions under the Promissory Note or Trust Deed are not undertaken. Under Oregon law, the security interest in the property could be foreclosed judicially or non-judicially. If the Company were to default on the Bridge Loan and the security interest foreclosed, the sales proceeds from a foreclosure would likely be less than the fair market value realized upon an orderly liquidation of the real property. The Company is currently attempting to sell the Real Property. Any sales proceeds would be applied first to payment of the Bridge Loan and, after such payment, to amounts owing to creditors under the Payment Agreement. The amounts owing under the Payment Agreement are secured by a trust deed against the Real Property that is subordinate to up to $750,000 secured by the Trust Deed signed in connection with the Bridge Loan.

         Capitol Bay has exercised its option to acquire 1,000,000 shares of the Company's Common Stock for $250,000 ($0.25 per share). When issued, Capitol Bay and its affiliates will hold 16.45% of the outstanding shares of the Company's Common Stock. Capitol Bay also has the right to convert $500,000 of Company's borrowings into 2,000,000 shares of the Company's Common Stock which conversion right has not been exercised to date. See the Company's Current Report on Form 8-K for June 28, 1999, and filed with the SEC on July 13, 1999, regarding Capitol Bay and its right to acquire the Company's Common Stock. See also the
Schedule 13-D filed July 19, 1999, and the Form 3 dated July 22, 1999, filed by Capitol Bay and its affiliates regarding their beneficial ownership of the Company's securities.

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

                                                 ----------------------------------------------------------------------
                                                                    Six Months Ended June 26, 1999
                                                          USA         Canada         Europe      Japan          Totals
                                                 ------------- -------------- -------------- ---------- ---------------
Revenues:                                                                    ($ thousands)
Softgoods                                                  79            919            626         45           1,679
Retail                                                    212          1,478              -          -           1,690
                                                 ------------- -------------- -------------- ---------- ---------------
Total Revenues                                            291          2,397            626         45           3,359
Segment operating profit / (loss)                      (2,433)           198           (201)         -          (2,436)


                                                 ------------------------------------------------------------------------
                                                                     Six Months Ended June 27, 1998
                                                          USA         Canada         Europe         Japan         Totals
                                                 ------------- -------------- -------------- ------------- --------------
Revenues:                                                                     ($ thousands)
Softgoods                                                  49            672            303             -          1,024
Retail                                                    191          1,195              -             -          1,386
                                                 ------------- -------------- -------------- ------------- --------------


Total Revenues                                            240          1,867            303             -          2,410
Segment operating profit / (loss)                      (2,596)           (91)          (379)            -         (3,066)


6.       DISCONTINUED OPERATIONS

         On March 26, 1999, the Company sold all of its right, title and interest in and to the "Morrow" and "Morrow Snowboards" names and the other trademarks, trade names and service marks to K2 Acquisitions, Inc. (K2). In addition, K2 purchased all of the machinery, equipment and tooling used for the manufacture of snowboards and bindings; rights to the machinery, equipment and tooling that is leased by the Company; all of the Company's snowboard inventory for the 1999/2000 season; purchase orders reflecting sales orders received and accepted by the company prior to the date of sale; trademark licensing agreement and international distribution agreement and all of the Company's rights, claims, credits, causes of action or rights of set-off against third parties relating to the assets. In consideration of the sale, conveyance, assignment, transfer and delivery of the assets the Company was paid $3.2 million.

         As a result of this transaction, the net book value of the assets purchased and liabilities assumed by K2 at December 26, 1998 have been shown as net current and non-current assets of discontinued operations in the Consolidated Balance Sheets.

         Operating results of the snowboard operations for the second quarter of 1998 are shown separately in the Consolidated Statements of Operations as loss from discontinued snowboard operations, net of tax. The loss from discontinued operations from year-end to the date of the sale was accrued as of December 26, 1998. The discontinued snowboard operating results include an allocation of consolidated net interest expense based on net assets. The Consolidated Statements of Cash Flows have not been restated to reflect discontinued operations presentation.

7.       SUBSEQUENT EVENTS

BRIDGE LOAN

         On August 25, 1999, the Company closed a bridge loan in the principal amount of $675,000 (the "Bridge Loan") secured by a first lien against the Company's real property located in Salem, Oregon.

COMMON STOCK

         In September 1999, Capitol Bay Management, Inc. ("Capitol Bay") exercised its option to acquire 1,000,000 shares of the Company's Common Stock for $250,000 ($0.25 per share). When issued, Capitol Bay and its affiliates will hold 16.45% of the outstanding shares of the Company's Common Stock.

         See discussion under Item 5 of this report for information regarding the Bridge Loan of $675,000 to the Company on August 25,1999 and the sale of 1,000,000 shares of the Company's Common Stock.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company acquired Westbeach, a merchandiser of snowboarding apparel and casual clothing through the "Westbeach" brand name, and the operator of three Westbeach retail stores which feature snowboards, skateboards and related apparel and accessories, on November 12,1997. In March 1999, the Company sold its "Morrow" intellectual property, along with all 1999/2000 inventories and its snowboard and binding production equipment to K2 and discontinued manufacturing and marketing snowboards, boots and bindings. The Company's consolidated net sales were $3,359,000 for continuing operations for the six months ended June 26, 1999. This compares to $2,410,000 for the six months ended June 27, 1998.

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

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Morrow Snowboards wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, Morrow Snowboards' actual results and could cause actual consolidated results for the first six months of 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, the Company's ability to obtain required working capital and other financing in the amounts and at the times needed, new initiatives by competitors, price pressures, cancellation of preseason orders, inventory risks due to shifts in planned costs, weather in primary winter resort areas of the world, and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, the report on Form 10-K for the year ended December 26, 1998.

         The Company's year to date net sales of $3,359,000 and order backlog of $5,345,000 at June 26, 1999 for continuing operations, are up from those reported at June 27, 1998, with net sales of $2,410,000 and an order backlog of $4,974,000. The increase is attributable to stronger sales from the Canadian retail stores and sales of the spring/summer season product line in the European market.

         The snowboard market worldwide has in prior years experienced a significant oversupply of products at both the retail and wholesale level which contributed to soft market conditions throughout the industry. Management believes this oversupply has been materially reduced. Management is unaware of any other trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes, regulations and laws affecting the advertising, promotional and pricing activity; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; the difficulty of forecasting sales at certain times in certain markets; and securing financing at the times and in the amounts needed to support and meet the Company's working capital and other financing requirements.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data for the periods indicated as a percentage of net sales.

                                                              Six Months Ended               Year Ended
                                                     -------------------------------------------------------
                                                           June 26,         June 27,         December 26,
                                                             1999             1998               1998
                                                     -------------------------------------------------------
Net Sales                                                    100.0 %          100.0 %              100.0 %
Cost of Goods Sold                                            62.6             67.0                 66.7
                                                      ------------------------------------------------------
    Gross Profit                                              37.4             33.0                 33.3
                                                      ------------------------------------------------------
Operating Expenses:
    Selling, marketing and customer service                   36.1             63.0                 27.4
    Engineering, research and product development              8.4             18.0                  7.4
    General and administrative                                59.1             79.2                 43.4
                                                      ---------------------------------   ------------------
       Total Operating Expenses                              103.6            160.2                 78.2
                                                      ---------------------------------   ------------------
Operating Loss                                               (66.2)          (127.2)               (44.9)
Other Income (Expense):
    Interest Expense                                          (2.0)           ( 9.6)                (5.7)
    Other Income (Expense)                                     2.6              0.2                 (4.9)
                                                      ------------------------------------------------------
Loss from Continuing Operations                              (65.6)          (136.6)               (55.5)
Income Tax Benefit (Expense)                                   1.0                -                    -
Loss from Continuing Operations, net of taxes                (64.6)          (136.6)               (55.5)
Loss from discontinuance of operations                           0                -                (20.7)
Income (Loss) from Discontinued Operations, net of
taxes                                                          4.3            (70.3)               (78.5)
Loss before Extraordinary Item                               (60.3)          (206.9)              (154.7)
Extraordinary Loss on Extinguishment of Debt                  (8.6)               -                    -
                                                      ------------------------------------------------------
Net Loss                                                     (68.9)%         (206.9)%             (154.7)%
                                                      ------------------------------------------------------

COMPARISON OF THE SIX MONTHS ENDED JUNE 26, 1999 AND JUNE 27, 1998

         CONTINUING OPERATIONS. The Company's continuing operations consist of the Westbeach-TM- brand apparel and accessory lines and its three retail stores. These continuing operations stem from the acquisition of Westbeach in November 1997.

         NET SALES. Net sales for continuing operations for the first six months of 1999 increased by 39.4% to $3,359,000, from $2,410,000 for the first six months of 1998. This increase is a result of stronger sales from the Canadian retail stores and the sales of the spring/summer season in the European market. Sales for continuing operations of Westbeach-TM- brand apparel were $1,669,000 for the six months ended June 1999 and $1,024,000 for the six months ended June 1998. Sales through the company's retail stores were $1,690,000 and $1,386,000 for the six months ended June 1999 and for the six months ended June 1998, respectively.

         GROSS PROFIT. Gross profit for continuing operations in the first six months of 1999 increased 58.1% to $1,257,000 from $795,000 in the first six months of 1998 as a result of the increased retail and European sales. As a percentage of sales, total gross margin increased from 33.0% in 1998 to 37.4% in 1999. This improvement in margins is a result of growth in direct to dealer sales in Europe and stronger retail margins.

         OPERATING EXPENSES. Operating expenses for continuing operations consist of selling, marketing and customer service; engineering, advance design and product development; and general and administrative expenses. These expenses decreased to $3,480,000 for the six months of 1999 from $3,861,000 for the first six months of 1998. This decrease is due to cost reductions implemented throughout the company. As a percentage of sales, the costs decreased to 103.6% in 1999, from 160.2% in 1998.

         SELLING, MARKETING AND CUSTOMER SERVICE. Selling, marketing and customer service expenses for the first six months of 1999 decreased 20.2% to $1,211,000 from $1,518,000 for the first six months of 1998. As a percentage of sales, selling, marketing and customer service expenses decreased to 36.1% in 1999, from 63.0% in 1998. Staff and employee related expenses increased $123,000 while travel expenses decreased $61,000, trade show expenses decreased $63,000, advertising decreased $121,000, distribution of promotional products decreased $39,000 and all other expenses decreased by $146,000.

         ENGINEERING, ADVANCE DESIGN AND PRODUCT MANAGEMENT. Engineering, Advance Design and Product Management expenses for the first six months of 1999 decreased 34.8% to $283,000 from $434,000 for the first six months of 1998. As a percentage of sales, engineering, advance design and product management decreased to 8.4% in 1999 from 18.0% in 1998. These expenses relate to the product development of the Westbeach-TM- brand apparel and accessories. This decrease was the result of a reduction in the cost of product testing and apparel samples.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first six months of 1999 increased 4.0% to $1,986,000 from $1,909,000 for the first six months of 1998, representing 59.1% and 79.2% of net sales, respectively. This increase was primarily due to the recognition of bad debt expense, which increased in the first six months of 1999 to $168,000 from $37,000 in 1998. Staff related expenditures decreased in the first six months of 1999 to $628,000 from $877,000 in 1998, resulting from the integration of Morrow and Westbeach to generate a more efficient use of general and administrative staff, and to a reduction in staff following the sale of the "Morrow" brand and related products.

         INTEREST EXPENSE. Interest expense decreased to $67,000 for the first six months of 1999 from $232,000 for the first six months of 1998. This decrease resulted from lower levels of borrowing required to support inventory production in 1999 versus 1998.

         OTHER INCOME / EXPENSE. Other income was $86,000 for the first six months of 1999 compared to other income of $4,000 for the first six months of 1998. This change in other income/expense is primarily due to foreign exchange gains.

         INCOME TAX BENEFIT. The company carried back the 1998 year-end non-capital losses for subsidiary Morrow Westbeach Canada ULC and applied them against the previous year's taxable income. As a result, the company expects to receive net refunds related to previous taxation years in the amount of $33,000.

         NET LOSS. Net loss for continuing operations for the first six months of 1999 was $2,171,000 compared to a net loss of $3,294,000 for the first six months of 1998, a decrease of 34.1%. The loss from discontinued operations from year-end to the date of the sale was accrued as of December 26, 1998.

         DISCONTINUED OPERATIONS. Based on continued declining unit sales and losses on its snowboard, boot and binding products, caused by oversupply of such products, increased competition and other factors, and the Company's working capital needs to continue such operations, the Company decided to sell its snowboard, boot and bindings business and assets. On March 26, 1999, the Company sold all of its snowboard, boot and binding assets to K2 for $3.2 million. The Company retained all of the related receivables and liabilities, except for capital lease obligations and certain contract team rider obligations. This transaction generated a net loss on discontinued operations of $7,402,000 in fiscal year 1998 compared to $7,113,000 in fiscal year 1997. In addition, as of December 26, 1998, the Company recognized a loss on the discontinuance of $1,952,000 which is comprised of a $454,000 loss on the sale to K2 and $1,498,000 in accruals related to discontinued snowboard operations in the first quarter of 1999.

         For the six months ended June 26, 1999, the Company had an income from discontinued operations of $143,000. This income resulted from a revision of certain warranty and commission accruals, accounts receivable allowances, and a gain from a property tax refund from over-assessments in 1995 to 1997. This income was not included in the accrual for loss on discontinued operations that was recognized as of December 26, 1998. For the three months ended June 26, 1999, the Company had a $7,000 loss from discontinued operations.

         There is no basis to compare net sales of discontinued operations in the first six months of Fiscal 1999 to the first six months of 1998, due to the discontinuance of the Company's snowboard operation as of March 26, 1999, as any comparison would be misleading.

COMPARISON OF THE THREE MONTHS ENDED JUNE 26, 1999 AND JUNE 27, 1998

         NET SALES. Net sales for continuing operations for the three months ended June 26, 1999 were $1,414,000, up 55.6% from $909,000 during the three months ended June 27, 1998. This increase is due to an increase in sales in Europe and in the retail operation.

         GROSS PROFIT. Gross profit increased by 60.8% from $332,000 for the three month period ended June 27, 1998, to $534,000 for the three month period ended June 26, 1999. As a percentage of sales, gross profit in the three month period ended June 26, 1999 was 37.8%, up from 36.5% in the three month period ended June 27, 1998.

         OPERATING EXPENSES. Total Operating Expenses decreased in the three months ending June 26, 1999 by 11.5% or $177,000 from $1,538,000 for the three months ended June 27, 1998 to $1,361,000 for the three months ended June 26, 1999. Total Operating Expenses consist of Selling, Marketing & Customer Service; Engineering, Advance Design & Product Management; and General and Administrative.

         SELLING, MARKETING & CUSTOMER SERVICE. Selling, Marketing & Customer Service expenses decreased from $462,000 for the three months ended June 27, 1998, to $349,000 for the three months ended June 26, 1999. This decrease of $113,000 or 24.5% resulted from staff reductions throughout the quarter and other cost controls.

         ENGINEERING, ADVANCE DESIGN & PRODUCT MANAGEMENT. Engineering, Advance Design & Product Management expenses decreased from $158,000 for the three months ended June 27, 1998, to $109,000 for the three months ended June 26, 1999. This decrease of 31% or $49,000 resulted from reduced apparel product sample expense.

         GENERAL AND ADMINISTRATIVE. General and administrative costs decreased from $918,000 for the three-month period ended June 27, 1998, to $903,000 for the three month period ended June 26, 1999, resulting from cost cutting programs implemented throughout the company.

         INTEREST EXPENSE. Interest expense decreased for the three-month period by 66% or $97,000, from $147,000 for the three month period ended June 27, 1998 to $50,000 for the three month period ended June 26, 1999. This decrease resulted from reduced working capital borrowing needed in 1999 versus 1998 to support inventory production.

         OTHER INCOME / EXPENSE. Other Income/expense changed from an expense of $63,000 in the three month period ended June 26, 1998 to income in the three month period ended June 27, 1999 of $122,000, resulting from foreign exchange gains and lower than anticipated settlements on certain disputed liabilities.

         NET LOSS. The net loss on continuing operations decreased in the three month period ended June 26, 1999 to $722,000 from $1,416,000 in the three month period ended June 27, 1998, a decrease of 49.0%.

         YEAR 2000

         The Company is undertaking an assessment of both its internal Year 2000 compliance issues and its key vendors', and customers', Year 2000 compliance status.

         INTERNAL YEAR 2000 COMPLIANCE. During 1999, the Company continued to assess its Year 2000 readiness. As a result of this assessment, and preparations to date, the Company has determined that upgrades are required to its voice mail system and payroll software. Management estimates the cost of these upgrades, which it expects to complete by November, 1999, will be approximately $5,000.

         EXTERNAL YEAR 2000 COMPLIANCE. In addition to its internal assessment, the Company is surveying its vendors and its top 20 customers to determine their Year 2000 readiness. Based on the results of those surveys, the Company will develop a contingency plan for any suppliers of critical materials not expected to be Year 2000 compliant, including identifying alternate sources of materials. The Company generally has alternate sources for all of its key products. However, problems with or delays in obtaining key products or higher costs due to vendor or shipper Year 2000 compliance problems could adversely impact the Company's ability to timely deliver products, the costs of such products and related gross profit margins. The financial disruption of key distributors/retailers' operations or shipping/transportation channels due to Year 2000 compliance problems could adversely impact the Company's sales, costs and related gross profit margins on products.

         MARKET RISK

         The Company accumulates foreign currency in payment of accounts (principally Canadian dollars) which it then uses to pay its foreign vendors or converts to U.S. dollars, exposing the Company to fluctuations in currency exchange rates. The Company currently holds foreign currencies which are translated into U.S. dollars using the quarter-end exchange rate, for a total of $107,060. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $10,706. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices, or marketable equity security prices. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in interest rates would have a material effect on the Company's cash flow.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital for the purchase and shipment of finished good apparel and accessory items used in the Westbeach apparel and accessory product line; and also, to purchase sporting goods and apparel and accessory items for the three retail stores. At June 26, 1999, the Company had $139,000 in cash and revolving loans of $0, compared to $307,000 in cash and revolving loans of $2,855,000 outstanding at June 27, 1998. As of June 26, 1999, the Company estimated it needed at least an additional $1,000,000 in working capital to implement its Business Plan for the 1999-2000 winter sports season. The Company has received additional financing through the Bridge Loan for $675,000 and a sale of Company Common Stock for $250,000 as described in Item 4 of this report. Based on such additional financing, the Company currently estimates it needs additional working capital of at least $350,000 for such purposes. The Company may require additional working capital to support future operations.

         Net cash provided by operating activities through the second quarter of 1999, was $3,952,000, resulting primarily from the discontinued snowboard operations. The following is a detailed account of the operating activity affecting cash flows for the six months ended June 26, 1999: depreciation and amortization provided $569,000, gain on retirement of fixed assets of $48,000, an increase in "other" provided $24,000, which is mostly comprised of differences in currency exchange. The following represents changes in operating assets and liabilities as of June 26, 1999 (as compared to December 26, 1998). There was a decrease in accounts receivable by $4,081,000, due, in large part, to the collections of accounts for the 98/99 season products. Also, there was a decrease in inventories of $3,306,000, due to the sale of the snowboard operations to K2, and a decrease in both prepaid expenses for $346,000 and in other assets by $1,068,000. There was an increase in accounts payable of $157,000, a decrease in accrued liabilities of $1,801,000 and finally, an increase in income tax payable of $20,000, and a decrease in accrued loss on disposal of $1,498,000, which is also attributed to the sale of snowboard assets to K2.

         Net cash generated from investing activities for the six months ended June 26, 1999 totaled $331,000, resulting from the outlay of cash for the acquisition of property and equipment in the amount of $139,000, and the proceeds from the sale of equipment of $470,000.

         Net cash used in financing activities for the six months was $5,492,000, consisting of $3,698,000 in line of credit payments, $2,251,000 in payments on long-term liabilities, and proceeds from issuance on long-term liabilities of $457,000.

         On May 7, 1998, the Company entered into a new credit facility with Foothill Capital Corporation ("Foothill") which credit facility was acquired by Capitol Bay Management, Inc. ("Capitol Bay") on May 7, l999 pursuant to an Assignment and Acceptance among Capitol Bay, Morrow Snowboards, Inc. and certain other parties. The term "Lender" herein refers to Foothill prior to May 7, l999 and to Capitol Bay thereafter The history and terms of that credit facility are described in detail in Note 4 (Long Term Debt) in the Notes to Financial Statements in this quarterly report.

         Capitol Bay purchased the credit facility pursuant to a Memorandum of Understanding dated April 27, 1999, ("MOU") with the Company which gave Capitol Bay, the right to convert $500,000 of such debt into up to 2,000,000 shares of the Company's Common Stock at a conversion price of $0.25 per share. At the time, the amount owing under the credit facility was $217,722, which amount was increased to $451,055, reflecting a reduced Termination Fee (as defined in the credit facility) of $100,000 and an unpaid closing fee of $133,333. Under the MOU, the Company has agreed not to issue any securities and agreed not to file a petition under the bankruptcy laws without the prior written consent of Capitol Bay.

         As noted in Note 4 to the Financial Statements, the Company continues to be in default under that credit facility, including the financial covenants regarding minimum "EBITDA" and the "tangible net worth" ratio and the over-advance funding limitation, and is currently paying interest on that loan at a default interest rate of 5.5% above the Lender's prime rate as specified in the Credit Agreement. The Company does not expect to correct such defaults in the foreseeable future or be able to borrow sufficient working capital under the credit facility to fund its working capital needs. The Lender had reserved all its rights to enforce the Credit Agreement as a result of such defaults.

         At June 26, 1999, the credit facility was secured by substantially all of the Company's assets. In August 1999, the Lender released its security interest in the Company's office/manufacturing facility in Salem, Oregon. That real property, which the Company has listed for sale, now secures the repayment of both the "Bridge Loan" and certain Company creditors under the Payment Agreement described herein.

         On March 30, 1999, certain of the Company's trade creditors filed an Involuntary Petition ("Involuntary Petition") for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon (Case No. 699-61663-FRA7). On March 30, 1999, the Company's accounts payable were approximately $2,500,000 with all overdue more than 90 days. The Company negotiated a settlement with substantially all those creditors and the Involuntary Petition was dismissed on June 16, 1999. The settlement was accepted by over 90% of the Company's creditors (by number and dollar amount of claims) with undisputed claims. Under the terms of the settlement, as reflected in the Payment Agreement among the Company, certain creditors and others, certain creditors holding undisputed, non-contingent, liquidated claims against the Company (approximately $2.5 million in the aggregate) will receive payments from the Company as follows: $250,000 within 60 days after the order dismissing the Involuntary Petition (which payment was made on August 28, 1999); $200,000 each calendar quarter after the first payment is made; and the remaining unpaid balance of such claims, without interest, all due and payable in one year. Such payments are secured by a lien against the Company's Real Property, subject to a senior lien up to $750,000 to secure the Bridge Loan or replacement financing therefore. There is no assurance that the Company will be able to make the payments provided under such plan.

         At the close of business on April 26, 1999, the Company was delisted from the NASDAQ Stock Market. Because the Company has been delinquent in its filings under the Securities Exchange Act of 1934 ("1934 Act"), trading in the Company's securities will be reported in the pink sheets. Following the filing of this 10-Q, the Company expects the requisite number of market makers to apply for listing the Company's Common Stock on the OTC Bulletin Board on the Company's behalf. The Company expects to become current in its 1934 Act filings thereafter.

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

         Based on response to date from potential financing sources, there is significant risk the Company will be unable to obtain adequate working capital at the time or in the amount needed. As a result, the Company is currently considering selling part or all of its business lines. Besides considering a potential sale of part or all of its business lines, the Company will continue to seek additional working capital to continue and maintain the business lines as part of the Company, as well as seek to reduce or defer expenses wherever possible. There is no assurance that the Company will be able to obtain adequate working capital in the amounts needed or at the times needed to sustain its operations or sell its business lines in a timely fashion.

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

1. INVOLUNTARY PETITION UNDER CHAPTER 7 BANKRUPTCY (United States Bankruptcy Court for the District of Oregon, No. 699-61663-fra7). On March 30, 1999, certain of the Company's trade creditors filed an involuntary petition for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon. The Company subsequently negotiated a settlement with the creditors that filed the Involuntary Petition as described under "Tentative Settlement of Involuntary Petition" in the May 3, 1999 Form 8-K and under "Payment Agreement" in the June 28, 1999 Form 8-K. Pursuant to that settlement, the involuntary petition was dismissed on June 16, 1999.

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

5. MARMOT MOUNTAIN LTD. V. MORROW SNOWBOARDS, INC. (United States District Court for the Northern District of California, No. C99-1786). Marmot Mountain Ltd. (MML) is seeking payment of damages in the amount of $130,000 plus interest at the legal rate on $60,000 of such amount from January 15, 1998, and on $70,000 of such amount from January 15, 1999. In its complaint, MML alleges breach of a contract whereby MML agreed to provide the Company with design, manufacturing and merchandising services related to snowboard apparel. A settlement of $35,500 has been reached with Marmot Mountain Ltd. with payment provided under the Payment Agreement.

6. AMERI-TOOL INDUSTRIES, INC. V. MORROW SNOWBOARDS, INC. (Marion County, Oregon Circuit Court, No. 98C19786). Ameri-Tool is seeking payment for molded plastic products and related goods furnished to the Company in the amount of $169,405, together with interest. The Company believes that the Company and Ameri-Tool, subsequent to their initial agreement for the sale of such goods, entered into a revised payment arrangement with regard to such products, in addition to other agreements regarding the delivery by Ameri-Tool of additional products and tooling. The Company has filed an answer containing a counterclaim for alleged damage incurred by the Company due to Ameri-Tool's failure to deliver the products and tooling in accordance with the revised agreement. Morrow does not disagree with the amount claimed by Ameri-Tool. This matter is believed resolved by the agreement with Ameri-Tool to receive payment under the Payment Agreement with creditors, which includes Ameri-Tool, with Ameri-Tool scheduled to receive payment of such amounts under the Payment Agreement.

7. EMPIRE OF CAROLINA, INC. ("EMPIRE") V. MORROW SNOWBOARDS, INC. (Palm Beach County, Florida, Circuit Court of the Fifteenth Judicial Circuit, No. CL99-3453-AE). Empire has filed a lawsuit claiming a breakage fee of $500,000 and reimbursement of its costs under the Letter of Intent with the Company dated March 2, 1999. The Company has responded that it believes the Letter of Intent was terminated without any obligation on the Company's part to pay such a fee or reimburse any costs. The Company believes it has a reasonable basis for that position and will vigorously defend against any action by Empire seeking such fee. Discovery is just commencing in this lawsuit.

         An award of damages or the expenditure of significant sums in some or a combination of some of the matters described above could have a material adverse effect on the Company's financial condition and results of operations. The Company's financial condition and capital resources may also adversely affect its ability to vigorously defend any action.

ITEM 2.  CHANGES IN SECURITIES.

         The following sales of securities occurred during the fiscal quarter ended June 26, 1999:

         1. The sale of one million (1,000,000) shares of the Company's Common Stock (no par value) to Capitol Bay Management, Inc (Capitol
         Bay) was completed on September 30, 1999 at a price of $.25 per share. The shares were sold in reliance on the exemption available under Section 4(2) of the Securities Act of 1933.

         2. Capitol Bay also has the right to convert up to $500,000 (principal and/or interest) of the balance owing to Capitol Bay by the Company under the line of credit described in Note 4 to the Company's Financial Statements in this Form 10-Q at a conversion rate of $.25 per share into up to 2,000,000 shares of the Company's Common Stock (no par value). Such conversion right and any securities issued upon its conversion will be issued under Section 4(2) of the Securities Act of 1933. Such right is in addition to the right described in the preceding paragraph. See Item 5 below for additional information.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  --None--

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  --None--

ITEM 5.  OTHER INFORMATION

         BRIDGE LOAN. On August 25, 1999, Morrow Snowboards, Inc. (the "Company") closed a bridge loan in the principal amount of $675,000 (the "Bridge Loan") secured by a first lien against the Company's approximately 103,000 square foot offices and warehouse in Salem, Oregon and related real estate ("Real Property"). The Company received net proceeds for working capital purposes of approximately $327,000 after payment of loan costs and fees of approximately $60,000, payment of certain personal property taxes of approximately $38,000 and payment of $250,000 to creditors under the Payment Agreement outlined in the Company's Form 8-K dated June 28, 1999 and filed on July

13, 1999. The Bridge Loan bears interest at the rate of 12%, requires monthly payments of interest only of $6,750 and is payable in full on June 28, 2000. The loan is evidenced by a Promissory Note and Trust Deed (collectively, the "Loan Documents"). Besides payment of the amounts owing from time to time under the Promissory Note, the Loan Documents impose a number of obligations on the Company related to the Real Property, including without limitation, obligations to maintain and insure the Real Property, pay property taxes on the Real Property, and keep the Real Property free of liens. The Loan Documents contain provisions that provide for acceleration of the loan in the event monthly payments are not made within certain grace periods or other required actions under the Promissory Note or Trust Deed are not undertaken. Under Oregon law, the security interest in the property could be foreclosed judicially or non-judicially. If the Company were to default on the Bridge Loan and the security interest foreclosed, the sales proceeds from a foreclosure would likely be less than the fair market value realized upon an orderly liquidation of the real property. The Company is currently attempting to sell the Real Property. Any sales proceeds would be applied first to payment of the Bridge Loan and, after such payment, to amounts owing to creditors under the Payment Agreement. The amounts owing under the Payment Agreement are secured by a trust deed against the Real Property that is subordinate to up to $750,000 secured by the Trust Deed signed in connection with the Bridge Loan.

         COMMON STOCK SALES. In September l999, Capitol Bay exercised its option to acquire 1,000,000 shares of the Company's Common Stock for $250,000, at $0.25 per share. Following issuance of shares, Capitol Bay and its affiliates will hold 1,180,400 shares of the Company's Common Stock. See the Company's Current Report on Form 8-K for June 28, 1999, and filed with the SEC on July 13, 1999, regarding CBM and its right to acquire the Company's Common Stock. See also the
Schedule 13-D filed July 19, 1999, and the Form 3 dated July 22, 1999, filed by Capitol Bay ("CBM") and its affiliates, Steven Kircher, Capitol Bay Group,
Inc. ("CBG") and Capital Bay Securities, Inc. ("CBS") (collectively, the "Reporting Persons") regarding their beneficial ownership of the Company's securities.

         Such Form 8-K and Schedule 13D note CBM's right to convert up to $500,000 of the existing credit line with the Company at a rate of $.25 per share into up to 2,000,000 shares of the Company's Common Stock. If fully converted, CBM would own beneficially and of record 3,180,400 shares of the outstanding 9,176,556 shares of the Company's Common Stock outstanding, or 34.66% of the total outstanding Common Stock. Further, 180,400 shares of Common Stock reported on such Form 8-K as owned by CBM are actually owned of record and beneficially by CBS. Further, Steve Kircher is the sole owner of CBM and CBS, and may be deemed to be the beneficial owner of all 3,180,400 shares of Common Stock held or to be acquired by CBM and CBS. Further, the mailing address for CBM, CBS, and Steve Kircher is 2424 Professional Drive, Roseville, California 95661. As previously noted, if such rights to acquire Common Stock were fully exercised, such outstanding shares if voted together may have sufficient voting power to control matters submitted to the Company's shareholders for approval, including the election of the Company's Board of Directors. See the Form 8-K for June 28, 1999 filed July 13, 1999.

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

         A current report on Form 8-K dated August 25, 1999 was filed on September 9, 1999 to report the acceptance of a bridge loan agreement and Capitol Bay has exercised its option to acquire 1,000,000 shares of the Company's Common Stock for $250,000, $.25 per share.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on October 5, 1999.

                                        MORROW SNOWBOARDS, INC.

                                        /s/  P. Blair Mullin
                                        --------------------
                                        By:  /s/ P. Blair Mullin
                                           ------------------------------------
                                             P. Blair Mullin
                                             PRESIDENT (1)
                                             (PRINCIPAL EXECUTIVE OFFICER)

                                        By:  /s/ P. Blair Mullin
                                           ------------------------------------
                                             P. Blair Mullin
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER AND
                                             ACCOUNTING OFFICER)

         (1) No Chief Executive Officer is appointed. Under the Company's Bylaws, if no Chief Executive Officer is appointed, the President acts in such capacity and has the authority of a Chief Executive Officer.