Form 10-Q
period 1999-09-25
MORROW SNOWBOARDS INC
filed 1999-11-04
CIK 866415

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------
                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999

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

                                 (503) 375-9300


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ yes / / no



The number of shares outstanding of the registrant's common stock, no par value, as of November 1, 1999 was 9,176,556.

                             MORROW SNOWBOARDS, INC.
                                      INDEX

Part I.          Financial Information

         Item 1.         Financial Statements                                                            3

                                Consolidated Balance Sheets                                              4

                                Consolidated Statements of Operations                                    5

                                Consolidated Statement of Shareholders' Equity                           6

                                Consolidated Statements of Cash Flow                                     7

                                Notes to Consolidated Financial Statements                               8


         Item 2.         Management's Discussion & Analysis of Financial Condition and Results of       15
                         Operations


Part II.         Other Information

         Item 1.         Legal Proceedings                                                              22

         Item 2.         Changes in Securities                                                          23

         Item 3.         Defaults upon Senior Securities                                                23

         Item 4.         Submission of Matters to a Vote of Security Holders                            23

         Item 5.         Other Information                                                              23

         Item 6.         Exhibits and Reports on Form 8-K                                               24


Signatures                                                                                              25

                          PART I. FINANCIAL INFORMATION






Item 1.  Financial Statements







                            MORROW SNOWBOARDS, INC.

                              For the Quarter Ended

                               September 25, 1999

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                         -------------------   -----------------
                                       ASSETS                              September 25,        December 26,
                                                                                1999                1998
                                                                         -------------------   -----------------
Current Assets:
     Cash and cash equivalents                                             $             97    $          1,348
     Accounts receivable, less allowance for uncollectible accounts                     863               4,843
     Inventories                                                                      1,678               1,452
     Prepaid expense                                                                     82                 497
     Refundable deposits                                                                778                  99
     Refundable income taxes                                                             53                   -
     Other current assets                                                               280                 119
     Net current assets of discontinued operations                                        -               2,439
                                                                         -------------------   -----------------
         Total Current Assets                                                         3,831              10,797
Equipment and fixtures, net                                                             399                 571
Property held for sale, net                                                           3,061               3,108
Other assets:
     Goodwill, net                                                                    2,577               3,926
     Net non-current assets of discontinued operations                                    -               1,468
     Other assets, net                                                                    -                 208
                                                                         -------------------   -----------------
         Total Other Assets                                                           2,577               5,602
                                                                         -------------------   -----------------
            Total Assets                                                   $          9,868    $         20,078
                                                                         ===================   =================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
     Line of credit                                                        $              -    $          3,698
     Accounts payable                                                                 4,239               3,053
     Accrued liabilities                                                                712               2,321
     Income tax payable                                                                  20                   -
     Accrued loss on disposal                                                             -               1,498
     Current portion of long-term debt                                                  675               2,013
                                                                         -------------------   -----------------
         Total Current Liabilities                                                    5,646              12,583

Long Term Liabilities                                                                   750                   -

Commitments and Contingencies
Shareholders' Equity
     Preferred stock, no par, 10,000,000 shares authorized
       no shares issued or outstanding                                                    -                   -
     Common stock, no par, 20,000,000 shares authorized,
       6,176,556 and 6,176,556 shares issued and outstanding                         27,116              27,116
     Accumulated deficit                                                            (23,609)            (19,602)
     Other Comprehensive Loss                                                           (35)                (19)
                                                                         -------------------   -----------------
         Total Shareholders' Equity                                                   3,472               7,495
                                                                         -------------------   -----------------
            Total Liabilities and Shareholders' Equity                     $          9,868    $         20,078
                                                                         ===================   =================

              The accompanying notes are an integral part of these
                      consolidated financial statements

MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                               FOR THE NINE MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                             ---------------------------------------------------------------
                                                              SEPTEMBER 25,   SEPTEMBER 26,   SEPTEMBER 25,   SEPTEMBER 26,
                                                                   1999            1998            1999            1998
                                                             --------------- --------------- --------------- ---------------
Net Sales                                                     $       5,319   $       6,271   $       1,960   $       3,861
Cost of Goods Sold                                                    3,303           3,758           1,201           2,143
                                                             --------------- --------------- --------------- ---------------
     Gross Profit                                                     2,016           2,513             759           1,718
Operating Expenses:
     Selling, marketing and customer service                          1,593           2,261             382             743
     Engineering, advance design and product
        management                                                      368             522              84              88
     General and administrative                                       2,753           2,980             767           1,071
     Loss on impairment of assets                                     1,135             -             1,135             -
                                                             --------------- --------------- --------------- ---------------
        Total Operating Expenses                                      5,849           5,763           2,368           1,902
                                                             --------------- --------------- --------------- ---------------
Operating Loss                                                       (3,833)         (3,250)         (1,609)           (184)
Other Expense:
     Interest expense, net                                              (73)           (379)             (7)           (147)
     Other Expense                                                      (13)            (14)            (99)            (18)
                                                             --------------- --------------- --------------- ---------------
        Total Other Expense                                             (86)           (393)           (106)           (165)
                                                             --------------- --------------- --------------- ---------------
Loss from Continuing Operations                                      (3,919)         (3,643)         (1,715)           (349)
Income Tax (Provision) Benefit                                           33             (55)            -               (55)
                                                             --------------- --------------- --------------- ---------------
Loss from Continuing Operations, Net of Taxes                        (3,886)         (3,698)         (1,716)           (404)
Income(Loss) from Discontinued Operations, net of taxes                 166            (430)             23           1,264
                                                             --------------- --------------- --------------- ---------------
Income (Loss) Before Extraordinary Item                              (3,720)         (4,128)         (1,692)            860
Extraordinary Loss on Extinguishment of Debt                           (287)            -               -               -
                                                             --------------- --------------- --------------- ---------------
Net Income (Loss)                                             $      (4,007)  $      (4,128)  $      (1,692)  $         860
                                                             =============== =============== =============== ===============

Net Loss Per Share - Continuing Operations
     Basic                                                    $       (0.63)  $       (0.60)  $       (0.28)  $       (0.06)
                                                             =============== =============== =============== ===============
     Diluted                                                  $       (0.63)  $       (0.60)  $       (0.28)  $       (0.06)
                                                             =============== =============== =============== ===============
Net Income(Loss) Per Share - Discontinued Operations
     Basic                                                    $        0.03   $       (0.07)  $        0.00   $        0.20
                                                             =============== =============== =============== ===============
     Diluted                                                  $        0.03   $       (0.07)  $        0.00   $        0.20
                                                             =============== =============== =============== ===============
Extraordinary Loss Per Share
     Basic                                                    $       (0.05)  $         -     $         -     $         -
                                                             =============== =============== =============== ===============
     Diluted                                                  $       (0.05)  $         -     $         -     $         -
                                                             =============== =============== =============== ===============
Net Income (Loss) Per Share - Total
     Basic                                                    $       (0.65)  $       (0.67)  $       (0.27)  $        0.14
                                                             =============== =============== =============== ===============
     Diluted                                                  $       (0.65)  $       (0.67)  $       (0.27)  $        0.14
                                                             =============== =============== =============== ===============
Weighted Average Number of Shares Used in
  Computing Per Share Amounts:
     Basic                                                        6,176,556       6,176,556       6,176,556       6,176,556
                                                             =============== =============== =============== ===============
     Diluted                                                      6,176,556       6,176,556       6,176,556       6,176,556
                                                             =============== =============== =============== ===============

        The accompanying notes are an integral part of these consolidated financial statements

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                              Common Stock                        Other
                                                         ----------------------  Accumulated  Comprehensive
                                                           Shares      Amount      Deficit         Loss        Total
                                                         ----------  ----------  -----------  -------------  ---------
Balance, December 26, 1998                                6,176,556   $ 27,116   $ (19,602)    $       (19)   $ 7,495
     Comprehensive Loss:
                  Net Loss                                      -          -        (4,007)            -       (4,007)
                  Change in translation adjustment              -          -           -               (16)       (16)
                                                                                                             ---------
     Total Comprehensive Loss                                                                                  (4,023)
                                                         ==========  ==========  ===========  =============  =========
Balance, September 25, 1999                               6,176,556   $ 27,116    $ (23,609)   $       (35)   $ 3,472
                                                         ==========  ==========  ===========  =============  =========

        The accompanying notes are an integral part of these consolidated financial statements

                                       MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)
                                                      (UNAUDITED)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                             -------------------------------------------------
                                                                                 SEPTEMBER 25,             SEPTEMBER 26,
                                                                                      1999                      1998
                                                                             -----------------------   -----------------------
Cash Flows from Operating Activities:
     Net loss                                                                  $             (4,007)    $              (4,128)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
        Depreciation and amortization                                                           700                     1,644
        Loss on impairment of assets                                                          1,135                       -
        Loss on retirement of fixed assets                                                       48                       160
        Other                                                                                   (16)                      (27)
        Changes in operating assets and liabilities
            (Increase) Decrease in accounts receivable                                        3,980                    (1,714)
            (Increase) Decrease in inventories                                                2,491                    (1,247)
            Decrease in prepaid expenses                                                        415                       347
            (Increase) Decrease in refundable deposits                                         (679)                       77
            (Increase) in refundable income taxes                                               (53)                      -
            (Increase) Decrease in other assets                                               1,008                      (257)
            Increase in accounts payable                                                      1,186                     1,492
            Increase (Decrease) in accrued liabilities                                       (1,788)                      540
            Increase in income tax payable                                                       20                       -
            Decrease in accrued loss on disposal                                             (1,498)                      -
                                                                             -----------------------   -----------------------
        Net Cash Provided By (Used In)
          Operating Activities                                                                2,942                    (3,113)
Cash Flows From Investing Activities:
     Acquisition of property and equipment                                                     (139)                   (1,230)
     Proceeds from sale of equipment                                                            470                        47
                                                                             -----------------------   -----------------------
        Net Cash Provided By (Used In)
          Investing Activities                                                                  331                    (1,183)
Cash Flows From Financing Activities:
     Proceeds from issuance of long-term liabilities                                          1,425                     2,000
     Principal payments on long-term liabilities                                             (2,251)                      (98)
     Line of credit borrowings (payments), net                                               (3,698)                    1,899
                                                                             -----------------------   -----------------------
        Net Cash Provided By (Used In)
          Financing Activities                                                               (4,524)                    3,801
                                                                             -----------------------   -----------------------
Decrease In Cash and Cash Equivalents                                                        (1,251)                     (495)
Cash and Cash Equivalents at Beginning of Period                                              1,348                       855
                                                                             -----------------------   -----------------------
Cash and Cash Equivalents at End of Period                                     $                 97     $                 360
                                                                             =======================   =======================

Supplemental disclosure:
     Cash paid for interest                                                    $                 73     $                 261

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

The accompanying un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries at September 25, 1999, and for the quarters and nine months ended September 25, 1999 and September 26, 1998, they do not include all notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended December 26, 1998 ("Fiscal 1998"), contained in the Company's Form 10-K, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the quarter ended September 25, 1999, are not necessarily indicative of the results that may be expected for the full year.

         CURRENT EVENTS

         To address its ongoing working capital needs, the Company on August 25, 1999 borrowed $675,000 on a one-year bridge loan (Note 4) and raised an additional $250,000 through the sale of its Common Stock in September 1999 (Note
7). Also on October 9,1999, the $500,000 debt under the Company's existing credit facility with Capitol Bay Management, Inc. was converted to the Company's Common Stock (Note 7). See the Company's Form 8-Ks for August 25, 1999 and

September 30, 1999, and "Liquidity and Capital Resources" under "Management's Discussion and Analysis" in Item 2 of this Form 10-Q. After reviewing its working capital needs, the Company has determined it needs a minimum of $350,000 in additional working capital to implement its Business Plan for the 1999-2000 winter sports season for its existing business product lines. The Company is pursuing alternatives to raise the additional capital. Further, such amount does not include any reserves or contingencies. Such minimum number is also based on a number of assumptions about orders of the Company's products, follow-up orders and retail store sales, based on historical numbers. The minimum amount required could increase significantly if the Company is unsuccessful in negotiating acceptable settlements to the pending lawsuits and/or successfully prevailing in such litigation. Further, the Company will need to obtain part or all of such financing at certain dates to maintain adequate working capital and liquidity to fund and continue its operations, as well as place and ship orders for apparel for distribution under its Westbeach brand and acquire inventory for its Westbeach retail stores.

         Based on responses to date from potential financing sources, management believes there is significant risk that the Company will be unable to obtain adequate working capital at the time or in the amount needed to fund operations and could face liquidation, either voluntary or involuntary. Further, based on a review of expected financing needs, availability and costs, competition and consolidation in the snow board and winter sports industry, current sales trends for Westbeach apparel, and other factors, the Company's wholly-owned subsidiary, Westbeach, has determined to try and sell part or all of it's two business lines, the Westbeach apparel line and the Westbeach retail store. If Westbeach sells part or all of it's business lines, after providing for working capital and other expected business needs, any excess proceeds are expected to be invested in securities or other businesses with a prospect for generating a return to the Company's shareholders. The Company currently has several prospective investment opportunities under review. The Company has previously listed its office/manufacturing facility in Salem, Oregon for sale, which has been shown in the financial statements as property held for sale. The proceeds from sale of such real property are expected to be applied to payment of creditors under the Payment Agreement discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources". Besides Westbeach considering a sale of part or all of it's business lines, Westbeach will continue to seek additional working capital to continue and maintain the business lines as part of the Company, as well as continue to seek to reduce or defer expenses wherever possible. If Westbeach's assets are sold and so reinvested, the Company's business lines would materially change and the Company would face a different set of risks.

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


2.       SIGNIFICANT ACCOUNTING POLICIES

         FISCAL YEAR

         Effective January 1, 1997, the Company changed its year-end from a calendar year end to a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the first fiscal quarter of 1999 began on December 27, 1998, and ended on March 27, 1999, whereas the prior fiscal quarter ended on March 28, 1998. The second fiscal quarter of 1999 began on March 28, 1999 and ended on June 26, 1999, and the prior year's second quarter ended on June 27, 1998. The third fiscal quarter of 1999 began on June 27, 1999 and ended on September 25, 1999, and the prior year's third quarter ended on September 26, 1998.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with a maturity of three months or less.

         FINANCIAL INSTRUMENTS

         A financial instrument is cash or a contract that imposes or conveys a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of September 25, 1999, and September 26, 1998.

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

         GOODWILL AND OTHER LONG LIVED ASSETS

         Goodwill resulting from the Westbeach acquisition is being amortized over 15 years using the straight-line method and is net of amortization and write-downs of $1,659,000 at September 25, 1999. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on non-discounted projected earnings. If the valuation indicates that non-discounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded. Evaluations are also based on expected disposition of operating lines. The Company performed an evaluation of the goodwill balance as of September 25, 1999, from which it was determined that $1,135,000 of the goodwill balance was unrealizable. The goodwill balance was reduced by the unrealizable amount, and the corresponding loss was recorded as a loss in impairment of assets in the accompanying consolidated statements of operations. Management believes the reevaluated goodwill is realizable from future continuing operations, or if such assets were sold, the expected realizable value of such assets.

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

                                                                                  Nine Months Ended
                                                                                  -----------------

    Shares                                                          September 25, 1999        September 26, 1998
                                                                    ------------------        ------------------
    Weighted average shares outstanding                                      6,176,556                 6,176,556
    Stock option and convertible debenture dilution (1)                              -                         -
                                                                    ------------------        ------------------
    Weighted average shares outstanding for diluted EPS                      6,176,556                 6,176,556
                                                                    ------------------        ------------------

(1) The effect of potential common securities of 2,310,548 shares and 477,223 shares are excluded from the dilutive calculation for periods ended September 25, 1999 and September 26, 1998, respectively, as their effect would be antidilutive.

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

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations.


3.       INVENTORIES


         Inventories consisted of the following:
                                                               Sept 25,          Dec 26,
                                                                 1999              1998
                                                            ---------------   ---------------
                                                                     (in thousands)
Finished goods                                                $        747      $        846
Retail goods                                                           928               787
Work-in-process                                                          -                13
Raw materials                                                           49               247
                                                            ---------------   ---------------
                                                                     1,724             1,893
Less reserve for obsolete inventory                                   ( 46)             (441)
                                                            ---------------   ---------------
Total continuing operations inventories, net                  $      1,678      $      1,452
                                                            =================================
Total discontinued operations inventories, net                $          -      $      2,717
                                                            =================================

4.       LONG-TERM DEBT

         On May 7, 1998, the Company entered into a new credit facility with Foothill Capital Corporation ("Foothill"), which credit facility replaced the Company's prior credit facility with LaSalle Business Credit, Inc., which has been fully repaid. The Foothill credit facility was acquired from Foothill by Capitol Bay Management, Inc. ("Capitol Bay") on May 7, 1999. References to "Lender" herein are to Foothill through May 6, 1999 and to Capitol Bay thereafter. Through conversion of $500,000 of principal and interest of the credit line to the Company's Common Stock on October 9, 1999, and payment of the balance owing, the amount outstanding under the credit facility has subsequently been reduced to zero. The Company does not expect to be able to borrow any additional funds under this credit facility due to existing defaults and the Company's failure to meet certain financial covenants. Due to the subsequent conversion to Common Stock, the $500,000 outstanding balance as of September 30, 1999 has been classified as Long Term in the accompanying consolidated balance sheet. The remaining $250,000 in the Long Term Liabilities balance relates to the refundable payments that were received in advance of consummation of the

September 30, 1999 sale of Common Stock (Note 7).

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

         The credit facility was originally secured by substantially all of the Company's assets. On August 25, 1999, the Lender under the credit facility released its security interest in the Company's office/manufacturing facility in Salem, Oregon, which building now secures repayment of the August 1999 bridge loan and payment of amounts owing under the Payment Agreement with certain of the Company's creditors (see the "Liquidity and Capital Resources" Section of
Item 2.).

         On August 25, 1999, Morrow Snowboards, Inc. (the "Company") borrowed $675,000 (the "Bridge Loan") secured by a first lien against the Company's approximately 103,000 square foot offices and warehouse in Salem, Oregon and related real estate ("Real Property"). The amounts owing under the Payment Agreement are also secured by a trust deed against the Real Property. The security interest in the Real Property under the Payment Agreement is subordinate up to $750,000 to the Trust Deed signed in connection with the Bridge Loan. The $675,000 outstanding balance as of September 25, 1999 is classified as Current Portion of Long Term Debt in the accompanying consolidated balance sheet.


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

                                                 ----------------------------------------------------------------------
                                                                    Nine Months Ended September 25, 1999
                                                          USA         Canada         Europe      Japan          Totals
                                                 ------------- -------------- -------------- ---------- ---------------
Revenues:                                                                   (in thousands)
Softgoods                                            $    194        $ 1,129        $ 1,377       $  164       $ 2,864
Retail                                                    364          2,091              -            -         2,455
                                                 ------------- -------------- -------------- ------------ -------------
Total Revenues                                            558          3,220          1,377          164         5,319
Segment operating profit / (loss)                      (4,047)           476           (262)           -        (3,833)
Interest Expense                                           73              -              -            -            73
Depreciation and Amortization                             359             58             21            -           438
Segment continuing operation assets                     5,181          4,346            341            -         9,868
Segment asset expenditures for continuing
operations                                                127              4              8            -           139



                                                 ------------------------------------------------------------------------
                                                                  Nine Months Ended September 26, 1998



                                                          USA         Canada         Europe         Japan         Totals
                                                 ------------- -------------- -------------- ------------- --------------
Revenues:                                                                    (in thousands)
Softgoods                                             $   474        $ 1,781           $827       $ 1,186        $ 4,268
Retail                                                    290          1,713              -             -          2,003
                                                 ------------- -------------- -------------- ------------- --------------
Total Revenues                                            764          3,494            827         1,186          6,271
Segment operating profit / (loss)                     (3,165)            229          (314)             -        (3,250)
Interest Expense                                          379              -              -             -            379
Depreciation and amortization                             538             51              6             -            595
Segment continuing operation assets                    14,162          4,901            578             -         19,641
Segment asset expenditures for continuing
operations                                                  -             48              -             -             48



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

         Operating results of the snowboard operations for the first nine months and the third quarter of 1998 are shown separately in the Consolidated Statements of Operations as income (loss) from discontinued snowboard operations, net of tax. The loss from discontinued operations from year-end to the date of the sale was accrued as of December 26, 1998. The discontinued snowboard operating results include an allocation of consolidated net interest expense based on net assets. The Consolidated Statements of Cash Flows have not been restated to reflect discontinued operations presentation.


7.       SUBSEQUENT EVENTS

Common Stock

         On September 30, 1999, Capitol Bay Management, Inc. ("Capitol Bay") exercised its option to acquire 1,000,000 shares of the Company's Common Stock for $250,000 ($0.25 per share) and on October 9, 1999, Capitol Bay exercised its right to convert $500,000 of the Company's credit facility to 2,000,000 shares of the Company's Common Stock (also at $0.25 per share). Following such transactions, the Company will have outstanding 9,176,556 shares of its voting Common Stock. Following such purchases, Capitol Bay holds 3,000,000 shares of the Company's common stock (32.69% of the Company's outstanding voting securities) and an affiliate, Capitol Bay Securities, Inc. ("CBS") holds 232,900 shares (2.54% of the Company's outstanding voting securities); collectively, 3,232,900 shares constituting 35.23% of the Company's outstanding voting securities. See the Company's Form 8-K for September 30, 1999 filed October 15, 1999, and Item 5 herein.

Bellevue, Washington Retail Store Sale

         The Company is in the process of finalizing the sale of its Bellevue, Washington retail store lease, inventory and trade fixtures for approximately $196,000. The payment consideration involved the assumption of the Company's accounts payable related to that store's merchandise, assumption of the lease for that location (with a release of the Company) and the payment of the remaining balance of the purchase price of approximately $48,000 payable in installments without interest based on subsequent store sales on January 5, 2000 and December 31, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

         Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company acquired Westbeach, a merchandiser of snowboarding apparel and casual clothing through the "Westbeach" brand name, and the operator of three Westbeach retail stores which feature snowboards, skateboards and related apparel and accessories, on November 12,1997. In March 1999, the Company sold its "Morrow" intellectual property, along with all 1999/2000 inventories and its snowboard and binding production equipment to K2 and discontinued manufacturing and marketing snowboards, boots and bindings. The Company's consolidated net sales were $5,319,000 for continuing operations for the nine months ended September 25, 1999. This compares to $6,271,000 for the nine months ended September 26, 1998.

         Due to the seasonal nature of the snowboard industry, a majority of the Company's sales occur in the last two quarters of the year. The three Westbeach retail stores, which do not carry as heavy a seasonal trend, help to reduce the Company's seasonal nature. As noted herein, the Company is finalizing the sale of its Bellevue, Washington retail store. Gross margins vary significantly throughout the year depending on product mix, price and the mix of wholesale versus retail sales throughout the year.

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

         Based on a review of expected financing needs, availability and costs, competition and consolidation in the snow board and winter sports industries, current sales trends for Westbeach apparel, and other factors, the Company's wholly-owned subsidiary, Westbeach, has determined to try and sell part or all of its two business lines, the Westbeach apparel line and the Westbeach retail stores. If Westbeach sells part or all of its business lines, after providing for working capital and other expected business needs, any excess proceeds are expected to be invested in securities or other businesses with a prospect for generating a return to the Company's shareholders. The Company currently has several prospective investment opportunities under review. If Westbeach's assets are sold and so reinvested, the Company's business lines would materially change and the Company would face a different set of risks.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Company wishes to caution readers that important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause actual consolidated results for the first nine months of 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, the Company's ability to obtain required working capital and other financing in the amounts and at the times needed, new initiatives by competitors, price pressures, cancellation of preseason orders, inventory risks due to shifts in planned costs, weather in primary winter resort areas of the world, and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, the report on Form 10-K for the year ended December 26, 1998.

         Based on changes in the Company's Board and stock ownership, a change in control of the Company may have occurred. Such potential change is noted in the Company's Form 8-K for September 30, 1999, filed with the SEC on October 15, 1999 and is based on an amended Schedule 13-D filed by Capitol Bay and others ("Reporting Persons") and described in Item 5 herein. Further, such change may result in a change in the Company's business/business lines and involve an extraordinary transaction, such as a merger. See Part II, Item 5 herein also. Also, as noted, Westbeach may change its business lines and/or assets.

         The Company's year to date net sales of $5,319,000 and order backlog of $3,578,000 at September 25, 1999 for continuing operations, are down slightly from those reported at September 26, 1998, with net sales of $6,271,000 and an order backlog of $2,729,000. This decrease is attributable to later delivery of fall 1999 inventory compared to 1998, and due to lack of working capital to finance production of inventory.

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

                                                           Nine Months Ended            Year Ended
                                                     -------------------------------------------------------
                                                       Sept 25,       Sept 26,          December 26,
                                                         1999           1998                1998
                                                     -------------------------------------------------------
Net Sales                                                100.0 %          100.0 %              100.0 %
Cost of Goods Sold                                        62.1             59.9                 66.7
                                                      ------------------------------------------------------
    Gross Profit                                          37.9             40.1                 33.3
                                                      ------------------------------------------------------
Operating Expenses:
    Selling, marketing and customer service               30.0             36.1                 27.4
    Engineering, research and product development          6.9              8.3                  7.4
    General and administrative                            51.8             47.5                 43.4
    Loss on impairment of assets                          21.3                -                    -
                                                      ------------------------------------------------------
       Total Operating Expenses                          110.0             91.9                 78.2
                                                      ------------------------------------------------------



Operating Loss                                           (72.1)           (51.8)               (44.9)
Other Expense:
    Interest Expense                                      (1.4)           ( 6.0)                (5.7)
    Other Expense                                         (0.2)           ( 0.2)                (4.9)
                                                      ------------------------------------------------------
Loss from Continuing Operations                          (73.7)           (58.0)               (55.5)
Income Tax Benefit (Expense)                               0.6             (0.9)                   -
Loss from Continuing Operations, net of taxes            (73.1)           (58.9)               (55.5)
Loss from discontinuance of operations                       -                -                (20.7)
Income (Loss) from Discontinued Operations, net of         3.1            ( 6.9)               (78.5)
taxes
Loss before Extraordinary Item                           (70.0)           (65.8)              (154.7)
Extraordinary Loss on Extinguishment of Debt              (5.4)               -                    -
                                                      ------------------------------------------------------
Net Loss                                                 (75.4)%          (65.8)%             (154.7)%
                                                      ------------------------------------------------------

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 25, 1999 AND SEPTEMBER 26, 1998

         CONTINUING OPERATIONS. The Company's continuing operations consist of the Westbeach-TM- brand apparel and accessory lines and its three retail stores. These continuing operations stem from the acquisition of Westbeach in November 1997.

         NET SALES. Net sales for continuing operations for the first nine months of 1999 decreased by 15.2% to $5,319,000, from $6,271,000 for the first nine months of 1998. Sales for continuing operations of Westbeach(TM) brand apparel were $2,864,000 for the nine months ended September 1999 and $4,268,000 for the nine months ended September 1998. Sales through the company's retail stores were $2,455,000 and $2,003,000 for the nine months ended September 1999 and for the nine months ended September 1998, respectively. The decrease in sales in Westbeach brand apparel resulted from the later arrival in 1999 versus 1998 of inventory for fall shipments, caused by the Company's working capital problems.

         GROSS PROFIT. Gross profit for continuing operations in the first nine months of 1999 decreased 19.8% to $2,016,000 from $2,513,000 in the first nine months of 1998 as a result of the decreased sales. As a percentage of sales, total gross margin decreased from 40.1% in 1998 to 37.9% in 1999. The decrease in gross profit was caused by the lower sales of Westbeach brand apparel noted above. The decrease in gross profit margin is attributable to a different customer mix in the 1999 period versus 1998. Shipments to distributors represented a higher percentage of the customer mix during the first nine months of 1999 compared to 1998, which shipments typically have a lower margin than shipments to retailers.

         OPERATING EXPENSES. Operating expenses for continuing operations consist of selling, marketing and customer service; engineering, advance design and product development; general and administrative expenses, and loss on impairment of assets. These expenses increased to $5,849,000 for the first nine months of 1999 from $5,763,000 for the first nine months of 1998. This increase is due to a loss on impairment of goodwill of $1,135,000 in September of 1999 (Note 2). As a percentage of sales, the costs increased to 110.0% in 1999, from 91.9% in 1998.

         SELLING, MARKETING AND CUSTOMER SERVICE. Selling, marketing and customer service expenses for the first nine months of 1999 decreased 29.5% to $1,593,000 from $2,261,000 for the first nine months of 1998. As a percentage of sales, selling, marketing and customer service expenses decreased to 30.0% in 1999, from 36.1% in 1998. Staff and employee related expenses increased $163,000 while travel expenses decreased $73,000, trade show expenses decreased $52,000, advertising decreased $323,000, distribution of promotional products decreased $63,000 and all other expenses decreased by $320,000.

         ENGINEERING, ADVANCE DESIGN AND PRODUCT MANAGEMENT. Engineering, Advance Design and Product Management expenses for the first nine months of 1999 decreased 29.5% to $368,000 from

$522,000 for the first nine months of 1998. As a percentage of sales, engineering, advance design and product management decreased to 6.9% in 1999 from 8.3% in 1998. These expenses relate to the product development of the Westbeach-TM- brand apparel and accessories. This decrease was the result of a reduction in the cost of product testing, design consulting, and apparel samples.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first nine months of 1999 decreased 7.6% to $2,753,000 from $2,980,000 for the first nine months of 1998, representing 51.8% and 47.5% of net sales, respectively. This decrease was primarily due to staff related expenditure decreases in the first nine months of 1999 to $907,000 from $1,255,000 in 1998, resulting from the integration of Morrow and Westbeach to generate a more efficient use of general and administrative staff, and to a reduction in staff following the sale of the "Morrow" brand and related products.

         LOSS ON IMPAIRMENT OF ASSETS. Loss on Impairment of Assets increased in the first nine months of 1999 to $1,135,000 from zero for the first nine months of 1998. This loss resulted from management's reevaluation of Westbeach goodwill (Note 2).

         INTEREST EXPENSE. Interest expense decreased to $73,000 for the first nine months of 1999 from $379,000 for the first nine months of 1998. This decrease resulted from lower levels of borrowing required to support lower inventory production levels in 1999 versus 1998.

         OTHER INCOME / EXPENSE. Other expense was $13,000 for the first nine months of 1999 compared to other expense of $14,000 for the first nine months of 1998.

         INCOME TAX BENEFIT. The company carried back the 1998 year-end non-capital losses for subsidiary Morrow Westbeach Canada ULC and applied them against the previous year's taxable income. As a result, the company expects to receive net refunds related to previous taxation years in the amount of $33,000.

         NET LOSS. Net loss for continuing operations for the first nine months of 1999 was $3,886,000 compared to a net loss of $3,698,000 for the first nine months of 1998, an increase in loss of 5.1%. The loss from discontinued operations from year-end to the date of the sale was accrued as of December 26, 1998.

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

         For the nine months ended September 25, 1999, the Company had an income from discontinued operations of $166,000. This income resulted from a revision of certain warranty and commission accruals, accounts receivable allowances, and a gain from a property tax refund from over-assessments in 1995 to 1997. This income was not included in the accrual for loss on discontinued operations that was recognized as of December 26, 1998. For the three months ended September 25, 1999, the Company had income of $23,000 from discontinued operations.

         There is no basis to compare net sales of discontinued operations in the first nine months of Fiscal 1999 to the first nine months of 1998, due to the discontinuance of the Company's snowboard operation as of March 26, 1999, as any comparison would be misleading.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 25, 1999 AND SEPTEMBER 26, 1998

         NET SALES. Net sales for continuing operations for the three months ended September 25, 1999 were $1,960,000, down 49.2% from $3,861,000 during the three months ended September 26, 1998. This decrease resulted from the later arrival of inventory compared to 1998 for fall shipments, caused by the Company's working capital problems.

         GROSS PROFIT. Gross profit decreased by 55.8% from $1,718,000 for the three month period ended September 26, 1998, to $759,000 for the three month period ended September 25, 1999. As a percentage of sales, gross profit in the three month period ended September 25, 1999 was 38.7%, down from 44.5% in the three month period ended September 26, 1998. The decrease in gross profit is attributable to the lower sales noted above. The decrease in gross profit margins is attributable to customer mix during the period in 1999 versus 1998.

         OPERATING EXPENSES. Total Operating Expenses increased 24.6%, from $1,902,000 for the three months ended September 26, 1998 to $2,368,000 for the three months ended September 25, 1999. Total Operating Expenses consist of Selling, Marketing & Customer Service; Engineering, Advance Design & Product Management; General and Administrative, and Loss on Impairment of Assets. This increase is due to a loss on impairment of goodwill of $1,135,000 in the quarter ending September 25, 1999 (Note 2).

         SELLING, MARKETING & CUSTOMER SERVICE. Selling, Marketing & Customer Service expenses decreased from $743,000 for the three months ended September 26, 1998, to $382,000 for the three months ended September 25, 1999. This decrease of $361,000 or 48.6% resulted from staff reductions throughout the quarter and other cost controls.

         ENGINEERING, ADVANCE DESIGN & PRODUCT MANAGEMENT. Engineering, Advance Design & Product Management expenses decreased from $88,000 for the three months ended September 26, 1998, to $84,000 for the three months ended September 25, 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative costs decreased from $1,071,000 for the three-month period ended September 26, 1998, to $767,000 for the three month period ended September 25, 1999, resulting from cost cutting programs implemented throughout the company.

         LOSS ON IMPAIRMENT OF ASSETS. Loss on Impairment of Assets increased in the first nine months of 1999 to $1,135,000 from zero for the first nine months of 1998. This loss is due to management's reevaluation of Westbeach goodwill (Note 2).

         INTEREST EXPENSE. Interest expense decreased for the three-month period by 95.2% or $140,000, from $147,000 for the three month period ended September 26, 1998 to $7,000 for the three month period ended September 25, 1999. This decrease resulted from reduced working capital borrowing needed in 1999 versus 1998 to support lower inventory production.

         OTHER INCOME / EXPENSE. Other Income/expense changed from an expense of $18,000 in the three month period ended September 26, 1998 to an expense in the three month period ended September 25, 1999 of $99,000, resulting mainly from loan fees and foreign currency exchange loss.

         NET LOSS. The net loss on continuing operations increased in the three month period ended September 25, 1999 to a net loss of $1,715,000 from a net loss of $404,000 in the three month period ended September 26, 1998, a change of $1,311,000. This increase in net loss is attributable to the decrease in sales noted above and the loss on impairment of assets due to management's reevaluation of Westbeach goodwill (Note 2).

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

         MARKET RISK

         The Company accumulates foreign currency in payment of accounts (principally Canadian dollars) which it then uses to pay its foreign vendors or converts to U.S. dollars, exposing the Company to fluctuations in currency exchange rates. The Company currently holds foreign currencies which are translated into U.S. dollars using the quarter-end exchange rate, for a total of $206,604. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $20,660. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices, or marketable equity security prices. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in interest rates would have a material effect on the Company's cash flow.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital for the purchase and shipment of finished good apparel and accessory items used in the Westbeach apparel and accessory product line; and also, to purchase sporting goods and apparel and accessory items for the three retail stores. At September 25, 1999, the Company had $97,000 in cash and revolving loans of $0, compared to $360,000 in cash and revolving loans of $3,822,000 outstanding at September 26, 1998. The Company has received additional financing through the Bridge Loan for $675,000 and a subsequent sale of Company Common Stock for $250,000 as described in Item 5 of this report. As of September 25, 1999, and based on such additional financing, the Company estimated it needed at least an additional minimum of $350,000 in working capital to implement its Business Plan for the 1999-2000 winter sports season. The Company may require additional working capital to support future operations.

         Net cash provided by operating activities through the third quarter of 1999 was $2,942,000, resulting primarily from the discontinued snowboard operations. The following is a detailed account of the operating activity affecting cash flows for the nine months ended September 25, 1999: depreciation and amortization provided $700,000, loss on retirement of fixed assets of $48,000, an increase in "other" used $16,000, which is mostly comprised of differences in currency exchange. The following represents changes in operating assets and liabilities as of September 25, 1999 (as compared to December 26, 1998). There was a decrease in accounts receivable by $3,980,000, due, in large part, to the collections of accounts for the 98/99 season products. Also, there was a decrease in inventories of $2,491,000, due to the sale of the snowboard operations to K2. There was a decrease in prepaid expenses of $415,000, an increase in refundable deposits of $679,000 and refundable income taxes of $53,000, and a decrease in other assets by $2,143,000. There was an increase in accounts payable of $1,186,000, a decrease in accrued liabilities of $1,788,000, an increase in income taxes payable of $20,000, and finally, a decrease in accrued loss on disposal of $1,498,000, which is also attributed to the sale of snowboard assets to K2.

         Net cash generated from investing activities for the nine months ended September 25, 1999 totaled $331,000, resulting from the outlay of cash for the acquisition of property and equipment in the amount of $139,000, and the proceeds from the sale of equipment of $470,000.

         Net cash used in financing activities for the nine months was $4,524,000, consisting of $3,698,000 in line of credit payments, $2,251,000 in payments on long-term liabilities, and proceeds from issuance of long-term liabilities of $1,425,000.

         The Company's credit facility with Foothill Capital Corporation ("Foothill") was acquired by Capitol Bay Management, Inc. ("Capitol Bay") on May 7, l999. The term "Lender" herein refers to Foothill prior to May 7, l999 and to Capitol Bay thereafter. As noted in Note 4 to the Financial Statements, through repayment and/or conversion to the Company's Common Stock, the Company currently has reduced borrowings under its credit line to zero with no additional borrowings expected thereunder.

         At September 25, 1999, the credit facility was secured by substantially all of the Company's assets, except the Company's office/manufacturing facility in Salem, Oregon. That real property, which the Company has listed for sale, now secures the repayment of both the "Bridge Loan" and certain Company creditors under the Payment Agreement described herein. Under the Payment Agreement, the Company, and certain trade creditors holding undisputed, non-contingent, liquidated claims against the Company (approximately $2.5 million in the aggregate) will receive payments from the Company as follows: (i) $250,000 by August 27, 1999 (which payment was made on August 28, 1999); (ii) $200,000 in each of the calendar quarters ending November 25, 1999, February 23, 2000 and May 23, 2000; and (iii) the remaining unpaid balance of such claims, without interest, all due and payable June 28, 2000. Such payments are secured by a lien against the Company's Real Property, subject to a senior lien up to $750,000 to secure the Bridge Loan or replacement financing therefore. There is no assurance that the Company will be able to make the payments provided under such plan.

         Due to the lack of borrowing capacity under the credit facility, the Company's limited working capital, the Company's debts, including accounts payable, and other factors as outlined herein, the Company has a liquidity problem. After reviewing its working capital needs, the Company has determined it will need additional working capital for 1999. The Company is working on reducing the amount of working capital needed and pursuing alternatives to raise that capital without raising additional equity.

         Based on response to date from potential financing sources, there is significant risk the Company will be unable to obtain adequate working capital at the time or in the amount needed to finance its existing business lines. As a result, the Company's subsidiary, Westbeach is currently considering selling all of its business lines. Besides considering a potential sale of part or all of Westbeach's business lines, the Company will continue to seek additional working capital to continue and maintain the business lines as part of the Company, as well as seek to reduce or defer expenses wherever possible. There is no assurance that the Company will be able to obtain adequate working capital in the amounts needed or at the times needed to sustain its operations or sell its business lines in a timely fashion. Further, changes in the Company's business lines and activities may require additional working capital.

         If Westbeach sells part or all of its business lines, after providing for working capital and other expected business needs, any excess proceeds are expected to be invested in securities or other businesses with a prospect for generating a return to the Company's shareholders. The Company currently has several prospective investment opportunities under review. If Westbeach's assets are sold and so reinvested, the Company's business lines would materially change and the Company would face a different set of risks. Such action could materially change the Company's needs for liquidity and working capital.

         At the close of business on April 26, 1999, the Company was delisted from the NASDAQ Stock Market. Because the Company has been delinquent in its filings under the Securities

Exchange Act of 1934 ("1934 Act"), trading in the Company's securities have been reported in the pink sheets. Following the filing of this 10-Q, the Company expects the requisite number of market makers to apply for listing the Company's Common Stock on the OTC Bulletin Board on the Company's behalf. The Company expects to remain current in its 1934 Act filings hereafter.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The Company is currently involved in the litigation and proceedings described below.

         There are four pending legal matters before the Company, some of which have been tentatively settled.

         1. SANDRA TEAL v. MORROW SNOWBOARDS, INC. (United States District Court, District of Oregon, No. 99-6005-HO). The lawsuit filed by a former employee is a civil action for declaratory injunctive relief, damages and attorneys' fees for federal claims pursuant to the Family and Medical Leave Act of 1993, 29 U.S.C. (S) 2601-2619 (1994) ("FMLA Claims"). The action also includes supplemental claims under the Oregon Family Leave Act, ORS 659.470 to
659.494 ("OFLA Claims") and ORS 659.030 (prohibiting employment discrimination based on sex). The FMLA Claims allege that Morrow violated the plaintiff's leave and re-employment rights. For the FMLA Claims, the plaintiff seeks reinstatement to her former position, compensatory damages estimated to exceed $50,000, and equivalent liquidated damages, plus attorneys' fees. The OFLA Claims are similar to the FMLA Claims. For the OFLA Claims, the plaintiff seeks reinstatement to her former position, compensatory damages estimated to exceed $50,000, plus attorneys' fees. Additionally, under Oregon law, the plaintiff seeks damages for Morrow's alleged sex discrimination in hiring new employees to perform duties that plaintiff performed, reinstatement to her former position, compensatory damages estimated to exceed $50,000, and punitive damages in excess of $50,000, plus attorneys' fees. The Company has orally settled this matter for $15,000, payment of which is due in December 1999.

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

         4. EMPIRE OF CAROLINA, INC. ("EMPIRE") v. MORROW SNOWBOARDS, INC. (Palm Beach County, Florida, Circuit Court of the Fifteenth Judicial Circuit, No. CL99-3453-AE). Empire has filed a lawsuit claiming a breakage fee of $500,000 and reimbursement of its costs under the Letter of Intent with the Company dated March 2, 1999. The Company has responded that it believes the Letter of Intent was terminated without any obligation on the Company's part to pay such a fee or reimburse any costs. The Company believes it has a reasonable basis for that position and will vigorously defend against any action by Empire seeking such fee. Discovery is just commencing in this lawsuit. A motion by the Company to dismiss the suit for lack of jurisdiction in the Florida courts is expected to be tried in December, 1999. If the suit if dismissed, the plaintiff could bring the action in another jurisdiction, such as Oregon, where jurisdiction is more likely to be found.

         The previously reported AMERI-TOOL INDUSTRIES, INC. v. MORROW SNOWBOARDS, INC. and MARMOT MOUNTAIN, LTD. v. MORROW SNOWBOARDS, INC. cases have been or are being dismissed or settled.

         An award of damages or the expenditure of significant sums in some or a combination of some of the matters described above could have a material adverse effect on the Company's financial condition and results of operations. The Company's financial condition and capital resources may also adversely affect its ability to vigorously defend any action.



ITEM 2.  CHANGES IN SECURITIES.

         The following sales of securities occurred after the fiscal quarter ended September 25, 1999:

         1. On September 30, 1999: The sale of one million (1,000,000) shares of the Company's Common Stock (no par value) to Capitol Bay Management, Inc. (Capitol Bay) was completed on September 30, 1999 at a price of $.25 per share. The shares were sold in reliance on the exemption available under Section 4(2) of the Securities Act of 1933.

         2. On October 9, 1999: The sale of two million (2,000,000) shares of the Company's Common Stock (no par value) to Capitol Bay through conversion of $500,000 (principal and/or interest) of the balance owing Capitol Bay by the Company under the line of credit described in Note 4 to the Company's Financial Statements in this Form 10-Q at a conversion rate of $.25 per share. The conversion and sale of shares were sold in reliance upon the exception available under Section 4(2) of the Securities Act of 1933.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  --None--

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  --None--

ITEM 5.  OTHER INFORMATION

         Common Stock Sales. On September 30, l999, Capitol Bay Management, Inc. ("CBM") completed the exercise of its option to acquire 1,000,000 shares of Morrow Snowboards, Inc. (the "Company" or "Morrow") Common Stock for $250,000 (at a purchase price of $.25 per share) and on October 9, l999, CBM exercised its right to convert $500,000 of the Company's credit facility to 2,000,000 shares of the Company's Common Stock, all at $.25 per share. Following such transactions, the Company will have outstanding 9,176,556 shares of its voting Common Stock. Following such purchases, CBM holds 3,000,000 shares of the Company's common stock (32.69% of the Company's outstanding voting securities) and an affiliate, Capitol Bay Securities, Inc. ("CBS") holds 232,900 shares (2.54% of the Company's outstanding voting securities), collectively, 3,232,900 shares constituting 35.23% of the Company's outstanding voting securities. As reported on Schedule 13D and amendments thereto filed by CBM, CBS, Capitol Bay Group, Inc. ("CBG") and Stephen C. Kircher, CBM and CBS are wholly-owned subsidiaries of CBG and Stephen C. Kircher holds a majority interest in CBG (collectively, the "Reporting Persons"). Mr. Kircher and CBG are each the beneficial owner of such 3,232,900 shares of the Company's Common Stock. See Schedule 13D filed with the SEC on July 19, l999, as amended on October 12, l999, regarding their beneficial ownership of the Company's securities. The mailing address for CBM, CBS, CBG and Steve Kircher is 2424 Professional Drive, Roseville, California 95661. The shares of the Company's Common Stock held by the Reporting Persons, if voted together may have sufficient voting power to approve matters submitted to the Company's shareholders for approval, including the election of the Company's Board of Directors.

         The information contained herein is based on the Schedule 13-D filed by CBM, CBS and Steve Kircher on July 19, 1999, as amended October 12, l999. In such initial Schedule 13-D, the Reporting Persons noted that the shares were acquired for investment purposes in the ordinary course of business. In the
Schedule 13-D, as amended on October 12, l999, the Reporting Persons stated that CBM is currently negotiating (i) with potential candidates to merge into Morrow or a subsidiary thereof; (ii) for the infusion of additional capital in an attempt to maintain the financial stability of Morrow: and/or (iii) a transaction utilizing the status of Morrow as a public company. Any or all of the foregoing may result in an extraordinary transaction. Further, it is likely that if any of the foregoing are negotiated on behalf of Morrow that Morrow will issue additional shares of capital stock, amend its articles of incorporation, effect a further change in the Morrow Board of Directors and management and/ or change its business plan, any or all of which would likely create a material change in the business or corporate structure of Morrow. Most of such actions will require shareholder approval. Generally, under Oregon law, any action requiring shareholder approval would have to be approved at a meeting at which a quorum is present (a majority of the outstanding shareholders in person or by proxy) and be approved by a majority of the shares represented (in person or by proxy) and voting at such meeting. Directors are normally elected by a plurality of the shares represented (in person or by proxy) and voting at the shareholder meeting for the director position to be filled. Depending on the nature of the transaction dissenters rights may or may not apply.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         Exhibits:    27.1 - Financial Data Schedule

         Reports on Form 8-K

         A current report on Form 8-K dated June 28, 1999 was filed on July 13, 1999 to report the termination of the involuntary bankruptcy proceeding, the Payment Agreement and the right of Capitol Bay to acquire the Company's Common Stock.

         A current report on Form 8-K dated August 25, 1999 was filed September 9, 1999 to report a $675,000 bridge loan and Capitol Bay's oral exercise of its option to acquire 1,000,000 shares of the Company's Common Stock.

         A current report on Form 8-K dated September 30, 1999 was filed on October 15, 1999 to report a potential change in control of the Company based on the stock sales of 3,000,000 shares of the Company's Common Stock and change in directors and the adoption of the Morrow Snowboards, Inc. 1999 Stock Option Plan for Non-Employee Directors which provides for the issuance of 300,000 shares of the Company's Common Stock (as presently constituted).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on November 4, 1999.



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