Form 10-K
period 2000-01-01
MORROW SNOWBOARDS INC
filed 2000-04-25
CIK 866415

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------
                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

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

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (916) 415-0864
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
       (TITLE OF EACH CLASS)    (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
               None                                N/A
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                (TITLE OF CLASS)
            Common Stock, no par value (registered December 13, 1995)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / yes /X/ no

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of voting shares held by non-affiliates of the registrant's common stock on March 31, 2000 was approximately $49,438,357 (based on last sale price of such stock as reported by Nasdaq, $2.80).

         The number of shares outstanding of the registrant's common stock, no par value, as of March 31, 2000 was 17,656,556.

-------------------------------------------------------------------------------

                                    CONTENTS

                                                                                     PAGE
PART I.................................................................................1
         Item 1.      Business.........................................................1
         Item 2.      Properties......................................................14
         Item 3.      Legal Proceedings...............................................15
         Item 4.      Submission of Matters to a Vote of Security Holders.............16

PART II...............................................................................16
         Item 5.      Market for Registrant's Common Equity and Related
                      Stockholder Matters.............................................16
         Item 6.      Selected Consolidated Financial Data............................17
         Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................19
         Item 8.      Financial Statements and Supplementary Data.....................33
         Item 9.      Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure.............................54

PART III..............................................................................56
         Item 10.     Directors and Executive Officers of the Registrant..............56
         Item 11.     Executive Compensation..........................................59
         Item 12.     Security Ownership of Certain Beneficial Owners and
                      Management......................................................64
         Item 13.     Certain Relationships and Related Transactions..................66

PART IV...............................................................................67
         Item 14.     Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K........................................................67

SIGNATURES............................................................................68

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Morrow Snowboards, Inc., dba Granite Bay Technologies, and subsidiaries (the "Company" or "Granite Bay"), headquartered in Salem, Oregon, was organized in 1989 to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States as well as international distributors in several foreign countries. In March 1999, the Company sold its Morrow(TM) intellectual property, along with all 1999/2000 inventories and its snowboard and binding production equipment to K2 Acquisitions Inc. (K2) and discontinued the manufacturing and marketing of snowboards, boots and bindings. The sale of this business was completed on March 26, 1999, and the snowboard, boot and binding results for 1995, 1996, 1997, 1998 and 1999 have been shown as discontinued operations. The Company's wholly-owned subsidiary, Westbeach Canada ULC, a Nova Scotia unlimited liability company ("Westbeach"), on November 12, 1999, sold substantially all its assets, including its remaining two retail stores in Vancouver and Whistler, British Columbia, and its apparel line, together with the Westbeach trademarks, to Westbeach Sports, Inc., a British Columbia corporation, not affiliated with either the Company or Westbeach. The Westbeach apparel results for 1997, 1998 and 1999 have been shown as discontinued operations. These sales effectively eliminated all the prior ongoing operations of the Company.

         On March 30, 1999, certain of the Company's trade creditors filed an Involuntary Petition ("Involuntary Petition") for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon (Case No. 699-61663-FRA7). On March 30, 1999, the Company's accounts payable were approximately $2,500,000 with all overdue more than 90 days. The Company negotiated a settlement with substantially all those creditors and the Involuntary Petition was dismissed on June 16, 1999. The settlement was accepted by over 90% of the Company's creditors (by number and dollar amount of claims) with undisputed claims. Under the terms of the settlement, as reflected in the Payment Agreement among the Company, certain creditors and others (the "Payment Agreement"), certain creditors holding undisputed, non-contingent, liquidated claims against the Company (approximately $2.5 million in the aggregate) have received or will receive payments from the Company as follows:
$250,000 within 60 days after the order dismissing the Involuntary Petition (which payment was made on August 28, 1999); $200,000 each calendar quarter after the first payment is made; and the remaining unpaid balance of such claims, without interest, all due and payable in one year. All payments required to date have been timely made. The balance owing as of March 31, 2000, was approximately $1,650,000 with a payment of $200,000 due in May 2000 and the balance of approximately $1,450,000 due on or before June 28, 2000. Such payments are secured by a lien against the Company's Salem, Oregon facility, subject to a senior lien up to $750,000 to secure a $675,000 principal amount bridge loan or replacement financing therefore. There is no assurance that the Company will be able to make the payments provided under such plan. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "- Factors that May Affect Future Results - PRC Companies' Operating Results; Payment of Balance of Purchase Price for the PRC Companies" and "--Granite Bay's Capital Resources and Liquidity; Potential Consequences of Failure to Raise Additional Needed Capital" regarding the Company's capital and resources to finance such payments and the risks associated therewith.

         In November and December 1999, the Company purchased shares of Globalgate e-Commerce, Inc. ("Globalgate"), a recently formed company whose business purpose is to build a dominant scalable e-commerce platform for merchants selling to businesses and consumers. Globalgate's investments consist of six operating companies, including majority ownership of YellowPages.Com, Inc., a business directory web-site; BrightInfo.com, Inc., which provides technology to power online selling sites; Spark Online, Inc., which connects internet advertisers and ad space; TradeWind CTS, Inc., a business-to-business marketplace for non-production goods; ThinkMart.com, a developer of a variety of e-marketplaces; and GrapeVINE, a technology that permits personalization of e-commerce products and services. The Company hopes to make a return on its investment in Globalgate, if Globalgate or one or more of its subsidiaries are successful, through a return from the disposition of Globalgate's securities if Globalgate goes public or is merged, through distributions from the sale or merger of its subsidiaries, or through the return from investments in Globalgate's subsidiaries if those companies go public, or are sold or merged. However, there is no assurance that the Company will recover its investment or realize a profit from its investment.

         In a Form 8-K filed February 1, 2000 with the Securities and Exchange Commission ("SEC"), as amended February 15, 16 and 24 and April 17, 2000, Granite Bay reported its acquisition on January 31, 2000 of International DisplayWorks, Inc. ("IDW"), a Delaware corporation with offices and headquarters at 599 Menlo Drive, Suite 200, Rocklin, California 95765; telephone:
916-415-0864, and IDW's subsequent acquisition on February 1, 2000, through its wholly owned subsidiary, International DisplayWorks Hong Kong ("IDW HK"), a company organized under the laws of Hong Kong, People's Republic of China ("PRC") of (i) MULCD Microelectronics Company Ltd. ("MULCD") and (ii) IDW Shenzhen Technology Development Company, Ltd. ("IDW STD"), two companies organized under PRC law (collectively, the "PRC Companies"). IDW, IDW HK and the PRC Companies will operate as an integrated company. The business activities of each of the companies is discussed under "IDW Business" herein.

         The Independent Auditors' Report for the Company's financial statements as of and for the year ended January 1, 2000 contains a going concern qualification. See Note 1 to the Consolidated Financial Statements herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "-Liquidity and Capital Resources," and "-Factors That May Affect Future Results, --PRC Companies' Operating Results; Payment for Balance of Purchase Price for the PRC Companies, --Granite Bay's Capital Resources and Liquidity, --Going Concern Qualifications, --Need for Additional Financing." Further the Company has been advised by the auditors for the PRC Companies that the financial statements for the PRC Companies when issued will contain a going concern qualification. The going concern qualification relates to the facts that the auditors are (i) unable to verify with the PRC Companies' former parent and its affiliates (collectively "Former Parent") receivables on the books of the PRC Companies due from the Former Parent in the approximate amount of $39.3 million or accounts payable to the Former Parent in the amount of approximately $21.5 million and (ii) due to the existing judicial management procedure in Singapore affecting the Former Parent, the ability of the Former Parent to pay such receivables or the ability of the PRC Companies to offset such receivables against the accounts payable owing to the Former Parent. While the judicial managers for the Former Parent have indicated they will enter into a "novation agreement" that would allow the offset of the receivables against the accounts payable, such novation agreement cannot be entered until certain further action is taken in the judicial proceeding and, there is no assurance, that such agreement will be entered or that the Former Parent will otherwise have the resources to pay the receivables of the Former Parent held by the PRC Companies. The Company understands that as a matter of law, the PRC Companies cannot offset the receivables from the Former Parent against the accounts payable, absent such novation agreement. While such receivables and accounts payable are reflected in the PRC Companies financial statements for prior periods, except for approximately $2.3 million of accounts payable assumed by IDW HK in acquiring the PRC Companies, such receivables and accounts payables are neither an asset or liability of the PRC Companies on an ongoing basis.

         The acquisition of IDW was pursuant to a Securities Purchase Agreement under which Granite Bay exchanged 2,680,000 shares of its Common Stock (no par value) ("Common Stock") for all the outstanding securities and rights to acquire securities of IDW. Following such share exchange, IDW became a wholly owned subsidiary of Granite Bay. Additionally, Granite Bay loaned approximately $4.3 million to IDW to finance the acquisition of MULCD and IDW STD, as outlined below, and to provide for working capital needs. The Company expects to advance a total of $10.0 million or more to IDW to provide financing for the balance of the purchase price for the PRC Companies and additional working capital. The loans are evidenced by demand promissory notes that bear interest at the rate of 6% per annum, subject to adjustment. Unless otherwise noted, all references herein to monetary amounts are to United States Dollars ("US $").

         IDW's corporate offices consist of 9,300 sq.ft. in an industrial park in Rocklin, California. The lease is for a term of 62 months expiring April 2005. Besides the base rent of $8,817 per month, IDW pays a proportionate share of operating expenses not to exceed $2,149 per month. After 32 months, the base rent will adjust to $9,259 for the remainder of the lease.

         IDW HK. On February 1, 2000, using funds advanced by Granite Bay to IDW, IDW HK acquired pursuant to a Sale and Purchase Agreement ("Purchase Agreement") from the Judicial Manager, KMPG Peat Marwick, in a Judicial Management Proceeding in Singapore (a form of bankruptcy proceeding), all of the outstanding voting stock and rights to acquire stock and other equity interests in MULCD and IDW STD. The Singapore Judicial Management Proceeding resulted from the bankruptcy of the parent of the PRC Companies, Vikay Industrial, Ltd. ("Vikay"), headquartered in Singapore. Prior to December 6, 1997, Vikay was a publicly listed company on the SESDAQ Exchange in Singapore, with its trading privileges suspended when it went under judicial management on December 6, 1997. The total net adjusted purchase price for the equity interests was $8,816,468 (US$) with $4,271,729 paid at closing and notes for $4,544,739, bearing interest at the rate of 6% per annum, given for the balance of the purchase price, with such notes being due and payable in the amount of $3,584,347 plus accrued interest on May 1, 2000 and the balance of $960,392 plus accrued interest on May 31, 2000, such numbers being based on the January 27, 2000 conversion rate of the Singapore dollar into the US Dollar of 1.6855 to 1. As noted, the initial payment for the PRC Companies was funded through loans from Granite Bay. Proceeds from collection of PRC Companies' accounts receivable, that were to be applied to the May 1, 2000 payment under the Purchase Agreement, have been used to fund higher than expected initial operating losses for the PRC Companies to date and higher than expected costs in establishing IDW's California and Singapore offices, including sales staffing. IDW HK has renegotiated with the Judicial Manager the May 1 and May 31, 2000 payments due under the Purchase Agreement. As renegotiated, the May 1, 2000 payment will be $600,000 and the May 31, 2000 payment will be $3,944,739, plus interest with the total of the May 1 and May 31, 2000 payments of $4,544,739, plus interest, being unchanged. While oral agreement has been reached on such restructuring, there is no assurance that the restructuring will occur. Further, there is no assurance that the Company will be able to make the payments provided under the Purchase Agreement when due, as presently structured or expected to be restructured. If that occurs, the Company could face a risk of the loss of its investment in the PRC Companies. See the next paragraph and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "- Factors that May Affect Future Results -- PRC Companies' Operating Results; Payment of Balance of Purchase Price for the PRC Companies" and "-- Granite Bay's Capital Resources and Liquidity; Potential Consequences of Failure to Raise Additional Needed Capital" regarding the Company's capital and resources to finance such payments and the risks associated therewith.

         Besides the Purchase Agreement, IDW HK entered into a Supplemental Deed and Charge ("Charge Agreement") among IDW and IDW HK, as Chargors, and Vikay Industrial (Hong Kong) Ltd. and Vikay Industrial, Ltd., as Chargees. Under the Charge Agreement, IDW pledged the Common Stock of IDW HK and the PRC Companies' assets to secure the payment of the balance of the purchase price for the PRC Companies. While Granite Bay presently expects to be fully able to finance those payments, if such payments are not timely made, the security interest in the IDW HK
Common Stock and/or the PRC Companies' assets could be foreclosed upon on short notice and IDW's investment through IDW HK in the PRC Companies lost.

         IDW HK's corporate offices consist of 3,100 sq.ft. in a high-rise office building in Hong Kong, SAR (Special Administrative Zone). The lease is for 6 months with a base rent of HK$30,000 per month and a building management fee of HK$11,000 per month. Management of IDW is reviewing a possible extension to this lease.

         THE PRC COMPANIES. The PRC Companies are located in Heng Gang, Shenzhen, China. The PRC Companies are involved in the manufacture of liquid crystal displays (LCDs), turnkey assemblies, front panel display systems, subassemblies and products incorporating LCDs for use in telecommunications and other electronics equipment, including cellular telephones. The PRC Companies employ approximately 1,350, and own a manufacturing facility in Heng Gang, Shenzhen, China. The manufacturing facilities consist of three buildings totaling approximately 270,000 sq.ft. with its own electric power generation plant (diesel fuel), situated on four acres in Heng Gang Industrial Estate, located 30 minutes from the city of Shenzhen and about one hour from Hong Kong. The PRC Companies' facilities are on land leased pursuant to a 50-year land lease expiring in 2043. The PRC Companies must pay annual land rent of approximately US$2,500, subject to certain periodic rent increases. Space is also leased in Singapore for sales and design staff personnel of the PRC Companies.

         Following the acquisition of the PRC Companies, IDW, together with IDW HK and the PRC Companies, will design, market and produce LCDs and products incorporating LCDs, principally in Asia, the United States and Europe, with design and manufacture of such products to be at the facilities of the PRC Companies, with a focus on high-volume original equipment manufacturers ("OEMs") who are leaders in their fields. IDW's corporate mission is to be the most customer-oriented LCD company in the world. Unless the context indicates otherwise, IDW means IDW, IDW HK and the PRC Companies and references to IDW or IDW's electronics business, unless the context indicates otherwise, is to the business conducted by the PRC Companies prior to their acquisition by IDW HK and by IDW and its subsidiaries thereafter.

         IDW designs and manufactures a wide range of display modules including liquid crystal display ("LCD") products, turnkey assemblies, front panel display systems and subassemblies with integrated circuits ("ICs") for use in the end products of original equipment manufacturers ("OEMs"). Over 60% of IDW's sales in 1999 were believed to consist of custom display modules developed in close collaboration with its customers. Devices designed and manufactured by IDW include applications in telecommunications (cell phones and other wireless communication services), as well as in medical equipment, appliances, utility applications, automotive equipment, retail and office equipment, and consumer electronic products, including entertainment systems. Targeted areas for new applications include office equipment (copiers, facsimile machines, and printers) and high resolution graphic display products for personal digital assistance and small computer and map displays. Approximately 30% of 1999 sales were believed to be to the office machinery market (principally calculators) and approximately 20% to the telecommunications industry (principally cellular telephones) with the balance spread over a variety of products and industries. IDW currently specializes in LCD components and technology and providing design and manufacturing services for its customers. IDW currently markets its services primarily in Hong Kong and, to a lesser extent, Asia, but intends to expand sales efforts in the United States, Europe and Asia. IDW maintains design centers at its manufacturing facilities and in Singapore, a country which contains corporate headquarters or regional headquarters for many major electronics firms.

         IDW took over management of the two PRC Companies beginning August 1, 1999 while the PRC Companies' parent, Vikay, was under Judicial Management (a form of bankruptcy) by KMPG Peat

Marwick in Singapore. The PRC Companies had the following estimated sales revenue on an individual and combined basis for the years ended December 31, 1999, 1998 and 1997.

        SALES REVENUE IN UNITED STATES DOLLARS (ESTIMATED AND UNAUDITED)

                                                     Years ended December 31
                               ---------------------------------------------------------------------
                                      1999                     1998                    1997
                               --------------------    ---------------------    --------------------
MULCD                              $13,213,000              $ 9,376,000             $ 2,055,000

IDW STD                             10,934,000               37,253,000              53,286,000
                               --------------------    ---------------------    --------------------

The PRC Companies (combined)       $24,147,000              $46,629,000             $55,341,000

         IDW believes that the decline in sales in 1999 reflects the uncertainty, financing problems, and other factors related to the judicial management of Vikay which began in December 1997. In addition, since the acquisition was announced, IDW has been successful in sourcing purchase orders for new business from existing customers such as Qualcomm and Ecowater, supporting Granite Bay's belief of favorable sales trends for future revenue. Qualcomm has advised IDW that Qualcomm may reduce the number of vendors from which Qualcomm sources LCDs for cellular phones and require those vendors to have a broad range of capabilities, such as Chip-on-Glass ("COG") production capability. Some other cell phone manufacturers are now sourcing LCD display panel designs that require such COG production capability. See "Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations, --Factors that May Affect Future Results, --Rapidly Changing Technologies" and "--A Few Customers and Applications Account For a Significant Portion of IDW's Sales; Order Calculations." IDW believes that prior sales and performance for the PRC Companies over the past several years are not reflective or predictive of IDW's current or future operations due to the Vikay judicial management and related factors.

         The Company has filed a current report on Form 8-K reporting the Company's acquisition of IDW and the two PRC Companies, and expects to file an amended Form 8-K, including audited financial statements for the PRC Companies around May 15, 2000. The audited financial statements for the PRC Companies which were required to be filed on April 17, 2000, as an amendment to the Company's Current Report on Form 8-K for January 31, 1999, as filed on February 1, 2000 and amended February 15, 16 and 24, 2000, will be filed late due to the auditors' need to undertake additional sampling to verify the accuracy of the existing records due to the differences in accounting and record-keeping systems for each of the fiscal years being audited, the need to verify price changes (adjustments) between delivery receipts and final invoices, the need to match delivery of supplies to invoices (often more than one delivery is reflected in a vendor invoice), the status of the PRC Companies' records under judicial administration, including a number of records being kept at the Former Parent's or other offices, among other factors, and lack of original invoices on site in many cases. The current expected filing date is mid-May 2000. As noted previously, the independent auditors' opinion or report accompanying those financial statements is expected to include a going concern qualification. See "Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations, -Factors that May Affect Future Results, --Going Concern Qualifications."

         Company sales by product for the years ended January 1, 2000, December 26, 1998 and December 27, 1997 in the winter sports product lines are not included due to the Company's discontinued operations and the fact that it is no longer manufacturing, marketing, distributing or otherwise dealing in product lines that it dealt with during those years.

         For similar reasons, the Company is not reporting a breakdown of its sales for the fiscal years ended January 1, 2000, December 26, 1998, and December 27, 1997 by wholesale/retail and geographic distribution as all such product lines have been discontinued. The following table sets forth estimated sales revenue by region for MULCD and IDW STD for the fiscal periods ended January 1, 2000, with sales by region for the fiscal years ended December 26, 1998, and December 27, 1997 not yet available.

                                                                    1999
                                                  -----------------------------------------
                                                         (estimated and unaudited)
                                                                            Percentage of
                                                   Net Sales Revenue          Net Sales
                                                  --------------------    -----------------
                 MULCD
                    Asia                               $10,042,000                  76%

                    Europe                               1,189,000                   9%

                    United States                        1,982,000                  15%
                                                  --------------------    -----------------

                                      Totals           $13,213,000                 100%


                  IDW STD
                    Asia                                $1,312,000                  12%

                    Europe                               1,422,000                  13%

                    United States                        8,200,000                  75%
                                                  --------------------    -----------------

                                      Totals           $10,934,000                 100%


                  THE PRC COMPANIES (COMBINED)
                    Asia                                $11,354,000               47.0%

                    Europe                                2,611,000               10.8%

                    United States                        10,182,000               42.2%
                                                  --------------------    -----------------

                                      Totals            $24,147,000                100%

         The Company estimates that through 1999, substantially all its physical assets such as fixed assets and equipment, except for leasehold interests, were located in the continental United States. Following the disposition of the physical assets related to the winter sports industry and the acquisition of IDW, the Company estimates that as of February 29, 2000, approximately 15% of the Company's fixed assets and equipment was located in the United States (consisting of the Company's real property in Salem, Oregon) and approximately 85% located in the PRC.

         IDW believes it is positioned to recapture sales lost during judicial management, expand production capacity and capabilities, open sales offices in North America, Europe and Asia, capture large OEM and foundry accounts, focus on high-volume production and management support to increase yields, reduce inventories through careful planning and scheduling of components to arrive on a just-in-time plan ("JIT Plan") thus improving cash flow, increase design staff to support new projects and products, reduce overhead and lower operating costs and establish a new inter-company computer system that integrates the functions of IDW HK and the PRC Companies, increasing communication between the factories, sales offices and customers so information flow will be rapid and accurate with sales quotes and invoices done in a timely manner.

         IDW believes that such positioning will restore sales of the PRC Companies to prior levels, generate sales growth in excess of 25% per year for at least the next five years, expand the customer base and markets IDW serves, give IDW strength in designing prototypes and producing products on a timely and cost-efficient basis, including a wide variety of custom design-quality display modules required in the end products of OEMs and increase IDW's range of standard display module products. IDW expects the sales growth to come equally from increased production and replacement of existing production with higher-price, higher-margin LCD displays.

         Unless otherwise indicated, all financial numbers and operating results presented for the Company for 1999 include information for the consolidated Company for the entire fiscal year December 27, 1998 through January 1, 2000. On a comparison basis, prior year financial numbers and operating results include information for the consolidated Company for the entire fiscal year December 28, 1997 through December 26, 1998. All financial results related to the snowboard operations sold to K2 and the Westbeach operations sold to Westbeach Sports, Inc. have been reflected as discontinued operations. Financial information for IDW is not included in the financial statements for the Company's fiscal year ending January 1, 2000 and prior fiscal years, as IDW was acquired on January 31, 2000 and the "purchase" method of accounting will apply to the acquisition. Under the purchase method of accounting, financial information regarding IDW and the operating results of IDW will only be included with the Company's consolidated statements for operations rising as of and after January 31, 2000.

INDUSTRY

         Since the commercial production of the first light emitting diodes, ("LEDs") in the 1960s and twisted pneumatic liquid crystal displays in the 1970s, the use of LCD and LED indicators has become widespread in industrial and consumer electronic products with LCD now the predominant technology. These new technologies were developed to overcome limitations in uses, principally in terms of size, life, and power consumption, of prior common displays or indicators.

         LCD modifies light that passes through or is reflected by it, rather than emitting light like an LED. An LCD generally consists of a layer of liquid crystalline material suspended between two glass plates. The crystals align themselves in a predictable manner, which alignment changes when stimulated electrically. The change in alignment produces a visual representation of the information desired when used in conjunction with a polarizer and either an external light source or natural ambient light.

         The flexibility of liquid crystal technology allows for easy customization in both size and design. For instance, displays are manufactured in sheet form; and, the images can be changed by generating artwork to the customer's requirements. Display size can be controlled by programming the cutting tool to the desired dimensions. There is no significant additional manufacturing cost for a fully custom display that allows each product to have its own unique appearance such as icons, annunciators, and color printing.

         OEMs often design their products to contain unique display modules and features as a highly cost-effective means of differentiating their products from competing products. OEMs then make the decision whether to use standard devices, design and produce devices in-house or outsource design and/or production. In making the decision, OEMs often recognize that their greatest strengths are consumer recognition of their brand names, market research and product development expertise and effective sales and distribution channels. OEMs also recognize the time constraints and limitation of available resources often preclude them from maintaining the specialized in-house expertise and equipment necessary to design and manufacture custom devices and that standard "off-the-shelf" devices are not always available. As a result, many OEMs decide to outsource the design and production of devices and components in which they lack the requisite technology and expertise and focus their resources on the areas where they have the greatest expertise and leverage. Outsourcing allows them to gain access to specialized design and manufacturing technology and expertise, accelerate the design process, reduce their own investment in equipment, facilities, and personnel necessary for specialized design and production capabilities, reduce design and manufacturing costs by utilizing the specialized resources of the supplier, and concentrating their resources on their strengths in the production and distribution of their core products.

         IDW expects to benefit from the decision by certain OEMs in the electronics industry to outsource the design and production of certain components included in the end products of those OEMs. IDW believes that the following factors, among others, have contributed to this growing trend among
OEMs: 1) major companies such as Xerox, Hewlett-Packard and IBM have decided to focus efforts on designing concepts, software and marketing the finished product; and 2) low cost suppliers, offering design capabilities and who take responsibility for quality and reliability, and who can provide lower overall product and service costs.

         The estimated world market for segmented and character LCDs is reported to be $1.3 billion, of which $225.0 million is in North America. The majority of IDW's LCD business (through MULCD) is small alpha-numeric displays and modules which represents a significant portion of that market. IDW will concentrate on high-volume LCD applications with preferred customers who are leaders in the field. IDW, through IDW STD, concentrates on sales of add-ons to the LCDs and products incorporating LCDs. IDW does not have information on the size of that market.

MANUFACTURING AND QUALITY CONTROL

         MANUFACTURING

         The PRC Companies have a broad range of production processes to manufacture a variety of LCD types and features, including twisted nematic ("TN") and super-twisted nematic ("STN") displays which incorporate a wide variety of interface technology, as well as appearance and environmental options. Various assembly processes are in production to support the requirements of telecommunications, consumer and outdoor applications. IDW's manufacturing operations are comprised of two manufacturing divisions. MULCD, the display subsidiary, has a state-of-the-art, fully automated, LCD front-end sheet processing production line started in 1998, supported by backend processing and testing operators. The existing LCD front-end processing production line is currently operating at 90% capacity with the majority of the business supporting the local Hong Kong market. IDW will focus on shifting existing production to higher priced displays for the USA, European and selective Asian markets and longer production runs to reduce the cost of product changes. Near term, if IDW is successful in increasing orders, its capital expenditure plans include an accelerated movement into chip-on-glass ("COG") production and related product development programs this calendar year. Long term, other capital expenditures, including adding a second automated LCD production line (expected cost, $14.0 million) will be reviewed. Any expansion is contingent upon financing at acceptable terms. MULCD's LCD line was awarded an ISO 9001 certification for quality.

         IDW STD, the module and assembly division, is an ISO 9002 certified high volume display module and assembly production facility geared for customers having $1.0-$5.0 million per month production volumes. This factory is currently running at approximately 20% capacity and is qualified to produce LCD modules for several major cell phone and telecommunication manufacturers. Current manufacturing technologies are surface mount technology ("SMT"), chip-on-board ("COB"), and tape automated bonding ("TAB") assembly and heat seal flex circuitry assembly. IDW STD has the option to buy displays from outside sources in order to expand its production capabilities or to have a second source to meet customers' requirements. IDW STD's production capabilities include five (5) SMT lines for high-speed electronic component placement and seventeen (17) production lines for LCD Modules and PCB assemblies. IDW STD also produces printed circuit board assemblies without LCDs. MULCD and IDW STD run separate cost centers; and, IDW is reviewing the operations and cost allocation of those companies currently. Until the audited financial statements for the PRC Companies are available, IDW will not be in a position to release information regarding the sales and profitability of each cost center at this time based on the limited records available from the Judicial Manager and the need to reflect intercompany transfers among the PRC Companies and their former parent.

         IDW's manufacturing operations are located in China. IDW believes that wage costs are currently materially lower in China, a competitive advantage that will allow IDW to compete effectively for business in the United States and Europe and throughout Asia, with companies with facilities located closer to customers in those countries or areas. IDW may be unable to compete for customers outside China with companies with closer manufacturing facilities if this wage advantage were to disappear or lessen other cost differentials affecting IDW's ability to provide products at competitive prices.

         IDW seeks to increase its value to its customers by providing responsive, flexible, total design and manufacturing services. To date, manufacturing services have been concentrated towards the manufacture of LCDs and assembly of IDW designed display module assemblies. IDW will provide extended manufacturing services beyond those base services if the customer requests them. Extended services may include design, process development and turnkey manufacturing.

         The PRC Companies' manufacturing facilities consist of three buildings comprising a 270,000 sq. ft. facility with its own electric power generation plant (diesel fuel fired) located on four acres in the Heng Gang Industrial Estate, located 30 minutes from the city of Shenzhen and about one hour from Hong Kong. The buildings are approximately ten years old, the LCD production line approximately two years old, the SMT production machinery approximately two to three years old and the balance of the machinery of varying ages. There is sufficient land to accommodate future expansion and growth of the business. Since the business is operating below peak capacity, there is additional production floor space for available support and expansion in IDW's manufacturing operations. The facilities are located on property that is leased through year 2043.

         QUALITY CONTROL.

         IDW has an aggressive quality control program and maintains quality systems and processes that meet or exceed the requirements set by many leading OEMs in targeted industries. IDW bases its quality control program upon Total Quality Management ("TQM"). IDW routinely performs product-like testing on its standard and custom products to ensure product reliability and quality. IDW analyzes test results and takes actions to adjust the manufacturing process or enhance product design and quality. IDW primarily competes for customers based on customer expectations regarding design and performance, price, delivery, and quality. IDW's customers generally evaluate price in the quotation process, while delivery and quality are evaluated after the product is shipped. Therefore, many customers evaluate a company's quality by reviewing the quality systems employed. IDW's receipt of an ISO 9001 certification for quality for the MULCD facility and an ISO 9002 certification for the IDW STD facility should give its clients assurance as to IDW's quality control processes. ISO is a quality standard established by the International Organization for Standardization. IDW expects to be certified with QS9000 by third quarter 2000 for automotive products.

         PRODUCTS

         As discussed previously, in March 1999, the Company sold its snowboard, boot and binding business to K2. The snowboard business results for 1999, 1998 and 1997 are reflected as discontinued operations in the accompanying consolidated financial statements. Revenues for the discontinued snowboard business were $86 thousand, $16.0 million and $18.4 million, respectively.

         As discussed previously, in November 1999, the Company sold its Westbeach apparel business to Westbeach Sports, Inc. The apparel business results for 1999, 1998 and 1997 are reflected as discontinued operations in the accompanying consolidated financial statements. Revenues for the discontinued apparel business were $9.0 million, $9.4 million and $1.8 million, respectively.

         IDW's products consist of LCDs and sub assemblies, ranging from the low-end LCDs for calculators, watches and electronic games to STN-LCDs for use in applications that require high multiplex rates and wide viewing angles. Such devices are used in cellular telephones, consumer appliances, office equipment, bar code readers, automotive equipment, and medical electronics. The display division, MULCD, produces the LCDs. The electronics division, IDW STD, designs and manufactures customized LCD modules adding value to the basic displays with electronics, keypads, interface circuitry, back lighting and mounting hardware. This division also produces assemblies without LCDs. IDW STD has production and design capability in module processes, including surface mount technology ("SMT"), chip-on-board ("COB"), chip-on-film ("COF"), tape automated bonding ("TAB"), keypads and back lighting and expects to add chip-on-glass ("COG") processing in 2000.

         IDW currently emphasizes custom-design display modules. IDW believes that custom devices represent approximately 85% of its sales and 85% profit and the best opportunity for higher profits and potential growth. For each custom device, IDW works directly with its customer to develop and produce the original design and manufacture the device in accordance with the customer's specifications. IDW attempts to identify the specific needs of existing and prospective customers' applications. IDW then assigns a cross-functional team of IDW engineers to a custom design project to develop the product working with the customer's engineers throughout the design phase, prototype development and manufacturing process. This effort normally results in a complete system or product requiring a specific visual display (cellular telephone, medical instrument or hand-held data collection device). IDW has a number of previously prepared custom designs that are currently generating revenue and are expected to generate additional revenue in the future.

         IDW also designs and produces standard or "off-the-shelf" devices which include designs that are adaptable to various fixed-end uses without modifications or with slight modification. Standard devices encompass a wide variety of LCD devices having varied applications including dot matrix modules, graphic modules, and watch and calculator displays.

         IDW will pursue a product development strategy designed to enable it to establish its position as a major, worldwide supplier of custom-design and manufacture display modules for products distributed by OEMs in various high growth industries. Approximately 30% of IDW's sales are currently to the telecommunication industry, an industry IDW expects to continue growing and 25-40 % to medical products, office equipment and automotive and the balance to various industries. IDW is instituting a careful marketing and customer selection process to more closely align its growth and development with that of the customers and industries IDW believes offer the greatest opportunity for growth. IDW's research and development will focus upon technological developments and products that meet the current and future requirements of those industries and companies.

         With its high-volume LCD manufacturing line at its MULCD facilities, IDW will focus its efforts on creating advanced display technologies. These advanced display technologies will allow IDW to provide its customers with differentiating products or products that provide higher information content in either custom or standard devices.

SALES AND DISTRIBUTION

         IDW has established a network of sales representatives in much of the USA, Canada and Mexico to be supplemented and supported by IDW regional sales managers and engineers. IDW expects to establish OEM and distribution sales managers in Europe in the first half of 2000. In the Far East, IDW HK and IDW Singapore were established to provide engineering and sales support to sales representatives and direct local sales in the region. Sales offices are currently maintained in Hong Kong and Singapore with design services available at the plant facilities and at the Singapore office.

         IDW's sales to customers in Asia are believed to represent approximately 50% of net sales in 1999, with 80% of Asian sales believed to be to customers in Hong Kong and the balance to customers in other areas in Asia. The United States was believed to account for approximately 40% of sales and Europe 10%. Further, approximately 20% of those sales were to customers in the telecommunications industry and 40% in the consumer, appliance and watch industries.

PRODUCT DEVELOPMENT

         IDW will conduct active and ongoing research and development that is focused on improving technology, developing improved designs, improving manufacturing processes, and improving the overall quality of the products and services that IDW offers. IDW's research and development is focused on LCD technology. IDW expects to increase its research and development efforts on new display technologies and more sophisticated display technologies. While Vikay was under judicial management, no material funding was allocated to and spent on research and development for the PRC Companies. IDW expects to restore research and development funding activities to appropriate levels and is hiring research personnel to accomplish that goal.

         IDW is currently developing LCD technology to compete for the automotive dashboard and clock business, laser printer and copier business and the point-of-sale market (through development of cold cathode fluorescent "CCF" back-lighting production capability) and, through development of large graphic LCDs, portable word processing, medical instrument, ticketing machines, hand-held computers, financial terminals and point-of-sale and other electronics markets.

MARKETING

         The Company's products are presently marketed through a combination of in-house sales personnel and sales representatives in Asia and through sales representatives in North America and Europe.

CUSTOMERS

         In 1999, 5% or more of the sales revenue of MULCD was believed to be from sales to Kingchamp (11.3%), and Richway (5%) in Asia and to Ademco (6.3%) in the United States. In 1999, 5% or more of the 1999 sales revenue for IDW STD was believed to be from sales to Qualcomm (36%), Ademco (14.9%) and Ablenet (6%). Sales information for 1998 and 1997 are not currently available, but are expected to be available with the filing of a Current Report on Form 8-K showing the audited financial statements for MULCD and IDW STD. IDW expects to continue to focus on the personal communications market, and could increase its percentage of sales to that industry to more than the current 30% of sales.

         As noted herein, continued sales to Qualcomm (cellular phone LCDs) may require IDW adding Chip-on-Glass ("COG") and/or other production capabilities. Certain other cellular phone manufacturers are also developing and sourcing new LCD displays requiring COG production capability. See "Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations, --Factors that May Affect Future Results, --Rapidly Changing Technologies" and "--A Few Customers and Applications Account For a Significant Portion of IDW's Sales; Order Calculations."

BACKLOG

         As of March 31, 2000, IDW had a backlog of orders in excess of US$7.5 million all of which is believed to be firm and expected to be filled during calendar year 2000. The estimated backlog for IDW at March 31, 1999 is unavailable due to the record keeping that existed under judicial management.

         IDW's business has some seasonality due to the significant percentage of retail products in which its products are incorporated, the production of which tends to ramp up in the second quarter and start to decline in the fourth quarter because of the holiday sales season, with the potential for a disproportionate lower percentage of the year's total sales being in the first quarter of the calendar year.

SUPPLIERS

         IDW has alternative sources of supply for the majority of these materials and believes that additional sources would be available if any of its existing suppliers were to go out of business or not be able to furnish materials. Several of these materials, however, must be obtained from foreign suppliers, which subjects IDW to the risk inherent in obtaining materials from foreign sources, including currency fluctuations and supply interruptions. IDW's ability to produce significant percentage of its requirements of LCD glass and its training facility has reduced its dependence on foreign LCD glass suppliers. While oil producing nations have limited production, diesel fuel still remains available for the PRC Companies' electric generation plant; diesel fuel prices have been increasing which will affect margins.

COMPETITION

         IDW believes Three-Five Systems, Wintek, Epson, Varitronix and Optrex, constitute the principal competitors for IDW's LCD devices. These competitors are presently larger companies that are believed to have greater financial, technical, marketing, manufacturing, research and development, and personnel resources than IDW. IDW's success, including its revenue and profitability, depends substantially upon its ability to compete with the other suppliers of display modules. There is no assurance that IDW will continue to be able to compete successfully with such companies. There are also other companies in the electronics industry that have significantly greater financial and other resources than the Company and these other companies could decide to enter the LCD market and compete with the Company. While oil producing nations have limited production, diesel still remains available for the PRC Companies' electric generation plant, diesel fuel prices have been increasing which will affect margins.

         IDW currently competes principally on the basis of the technical innovation and performance for display modules, their cost, quality and timely delivery. To remain competitive and increase market share, IDW needs to develop more sophisticated, higher-end LCD modules. IDW could also be adversely affected if one or more of its existing significant customers or potential customers determined to design and manufacture their own display modules or to secure them from other OEM manufacturers.

INTELLECTUAL PROPERTY

         IDW relies upon a combination of trade secrets, trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property. IDW's core business is not dependent on any patent or trademark protection and IDW does not expect to seek patent protection for any technology in the near future.

RESEARCH AND DEVELOPMENT

         The Company is not reporting the amounts spent on research and development during the last three fiscal years due to its discontinued operations, as it believes those amounts no longer reflect the Company's current operations.

         IDW presently believes that the two PRC Companies did not conduct any material research and development during calendar years 1999 and 1998. Information regarding 1997 is not presently available.

RAW MATERIALS

         The principal raw materials used in producing IDW's products consists of raw and coated glass, polarizers, liquid crystal, chemicals, PCBs, driver IC's, molded plastic parts, electronic components and packaging materials. The PRC Companies electric power plant uses diesel fuel to generate electricity. IDW has alternative sources of supply for the majority of these materials and believes that additional sources would be available if any of its existing suppliers were to go out of business or not be able to furnish materials. Several of these materials, however, must be obtained from foreign suppliers, which subjects IDW to the risk inherent in obtaining materials from foreign sources, including currency fluctuations and supply interruptions. IDW's ability to produce a significant percentage of its requirements of LCD glass and its training facility has reduced its dependence on foreign LCD glass suppliers. While oil producing nations have limited production, diesel fuel still remains available for the PRC Companies' electric generation plant; diesel fuel prices have been increasing which will affect margins.

EMPLOYEES

         As of January 1, 2000, IDW employed a total of 1,375 persons, including approximately 1,361 of those employees employed by the PRC Companies, 4 by IDW in California and 10 by IDW HK in Hong Kong. Ninety percent (90%) of those persons employed by the PRC Companies work in manufacturing. IDW considers its relationship with its employees to be good, its benefits to be similar to comparable employees in the same geographic markets, with none of its employees currently represented by a union or similar organization in collective bargaining with IDW. As of January 1, 2000, Granite Bay had 5 employees world-wide, all of which were in general and administrative. The Company's employees are not subject to a collective bargaining agreement. The Company considers its employee relations to be good.

ENVIRONMENTAL

         IDW's operations generate small amounts of hazardous waste as manufacturing byproducts, including various gases, epoxies, inks, solvents, and other wastes. The PRC Companies also operate a diesel-fired electricity plant on its property. As IDW's operations expand, the amount of such hazardous waste produced may increase. Over time, hazardous waste has received increased regulation from federal, state, local, and international governments and agencies. IDW believes that its operations comply with applicable environmental regulations and hazardous waste is being stored, used and disposed of in accordance with applicable laws.

INVESTMENT IN GLOBALGATE e-COMMERCE, INC.

         Between November 5, 1999 and December 30, 1999, the Company purchased 1,000,000 shares of Globalgate e-Commerce, Inc. ("Globalgate") Series A Participating Convertible Preferred Stock ("Series A Preferred") at a purchase price of $1.00 per share ($1,000,000 total). Globalgate e-Commerce, Inc. is a recently formed company, whose business purpose is to build a dominant scalable e-commerce platform for merchants selling to businesses and consumers. To accomplish that goal, Globalgate has acquired control of www.yellowpages.com, an underdeveloped directory site with a well-known brand name and subsequently made four additional strategic investments in companies involved in internet or e-commerce related business lines or products. Globalgate is not publicly traded and there is limited public information available about it. The Company does not hold a significant ownership interest in Globalgate or have any ability to influence or control Globalgate. The Globalgate shares are "restricted" securities under federal and state securities and, therefore, not freely tradable. There is no assurance that the Company will recover its investment or realize a profit from such investment. The Company hopes to make a return on its investment in Globalgate, if Globalgate or one or more of its subsidiaries are successful, through a return from the disposition of Globalgate's securities if Globalgate goes public or is merged, through distributions from the sale or merger of its subsidiaries; or through the return from investments in Globalgate's subsidiaries if those companies were to go public, or were sold or merged.

ITEM 2.  PROPERTIES

         The Company owns its approximately 103,000 square foot facility in Salem, Oregon ("Salem Facility"). Prior to March 1996, the Company leased the space. The building is currently being subleased to two lessees. The first lease originated in December 1999 and consists of approximately 18,000 sq.ft. of warehouse with base rent of $6,660 per month and the lease continuing through June 30, 2000. The tenant does have the right to sublease all or a portion of the leased premises with the landlord's prior written approval. The second lease originated in February 2000 and consists of approximately 14,200 sq.ft. of space with base rent of $6,674 continuing in effect until 60 days after notice of termination is given by either the landlord or tenant. Such notice of termination may be given by either party at any date on or after December 2, 2000. The Salem facility secures repayment of a short-term loan of $675,000 which is payable in full on June 28, 2000, and repayment of amounts owing the creditors under the Payment Agreement. The lien of the loan for $675,000 has a priority over the lien securing payments under the Payment Agreement.

         The Company leases 2,200 sq.ft. in the building adjacent to the Company's manufacturing facility under a lease expiring September 30, 2000. This building is not currently being used.

         The five leases for Westbeach facilities previously reported were assumed by Westbeach Sports, Inc. (four leases) with the purchase of the Westbeach business lines and the purchaser of the Bellevue, Washington retail store (one lease).

         IDW's corporate offices consist of 9,300 sq.ft. in an industrial park in Rocklin, California. The lease is for a term of 62 months expiring April 2005. Besides the base rent of $8,817 per month, IDW pays a proportionate share of operating expenses not to exceed $2,149 per month. After 32 months, the base rent will adjust to $9,259 for the remainder of the lease.

         IDW HK's corporate offices consist of 3,100 sq.ft. in a high-rise office building in Hong Kong, SAR (Special Administrative Zone). The lease is for 6 months with a base rent of HK$30,000 per month and a building management fee of HK$11,000 per month. Management of IDW is reviewing a possible extension to this lease.

         The PRC Companies' facilities are on land leased pursuant to a 50-year land lease expiring in 2043. The PRC Companies must pay annual land rent of approximately US$2,500, subject to certain periodic rent increases. Space is also leased in Singapore for sales and design staff personnel of the PRC Companies. In Singapore, the Company leases approximately 2,100 sq. ft in an office building at a lease rate of $3,000 per month which lease expires March 2003.

Item 3.  LEGAL PROCEEDINGS

         The Company is currently involved in the litigation and proceedings described below.

         There are six legal matters before the Company, four of which have been settled (the Sandra Teal, Marmot Mountain Ltd., Pama Limited and Ameri-Tool Industries matters). While not all matters are material on an individual basis, they would be material to the Company, if considered together.

         1. SANDRA TEAL V. MORROW SNOWBOARDS, INC. (United States District Court, District of Oregon, No. 99-6005-HO). The lawsuit filed by a former employee is a civil action for declaratory injunctive relief, damages and attorneys' fees for federal claims pursuant to the Family and Medical Leave Act of 1993, 29 U.S.C. (S) 2601-2619 (1994) ("FMLA Claims"). The action also included supplemental claims under the Oregon Family Leave Act, ORS 659.470 to
659.494 ("OFLA Claims") and ORS 659.030 (prohibiting employment discrimination based on sex). The FMLA Claims alleged that Morrow violated the plaintiff's leave and re-employment rights. For the FMLA Claims, the plaintiff sought reinstatement to her former position, compensatory damages estimated to exceed $50,000, and equivalent liquidated damages, plus attorneys' fees. The OFLA Claims were similar to the FMLA Claims. For the OFLA Claims, the plaintiff sought reinstatement to her former position, compensatory damages estimated to exceed $50,000, plus attorneys' fees. Additionally, under Oregon law, the plaintiff sought damages for Morrow's alleged sex discrimination in hiring new employees to perform duties that plaintiff performed, reinstatement to her former position, compensatory damages estimated to exceed $50,000, and punitive damages in excess of $50,000, plus attorneys' fees. This case was settled for approximately $15,000.

         2. VENDOR CLAIM. Pama Limited, a Hong Kong company ("Pama") was an agent of Westbeach for fall 1997 production and fall 1998 sales samples. Pama claimed approximately $84,000 was owing for services provided. Westbeach claimed Pama failed to perform given that fall 1998 samples were not timely delivered and that certain surcharges were not agreed to. This case was settled for approximately $22,000.

         3. MICHAEL JOSEPH FASHION AGENCY, INC. V. MORROW SNOWBOARDS, INC. (Supreme Court, Province of British Columbia, No. C981832). Michael Joseph Fashion Agency Inc. ("Michael Joseph"), the Company's former Western Canadian sales representative, filed a suit in Vancouver, British Columbia claiming damages of approximately $127,000 (US$), together with interest, attorneys' fees and certain litigation costs. Michael Joseph is seeking approximately $60,000 for lost sales commissions due to the alleged termination of its sales representative relationship without adequate notice under Canadian common law principles, approximately $60,000 for alleged lost sales commissions on gray market goods shipped through unauthorized distribution channels in its exclusive sales territory and the balance for certain expenses incurred. The Company has retained legal counsel in Vancouver, British Columbia to defend this action. The Company believes it has a reasonable basis for defending against any such claim, but there can be no assurance the Company will be successful in this defense. Discovery is underway in this lawsuit and trial is expected in October 2000.

         4. MARMOT MOUNTAIN LTD. V. MORROW SNOWBOARDS, INC. (United States District Court for the Northern District of California, No. C99-1786). Marmot Mountain Ltd. (MML) is seeking payment of damages in the amount of $130,000 plus interest at the legal rate on $60,000 of such amount from January 15, 1998, and on $70,000 of such amount from January 15, 1999. In its complaint, MML alleges breach of a contract whereby MML agreed to provide the Company with design, manufacturing and merchandising services related to snowboard apparel. A settlement of $35,500 has been reached, with payment under the Payment Agreement.

         5. AMERI-TOOL INDUSTRIES V. MORROW SNOWBOARDS, INC. (Marion County, Oregon Circuit Court, No. 98C19786). Ameri-Tool sought payment for molded plastic products and related goods furnished to the Company in the amount of $169,405, together with interest. The Company believed that the Company and Ameri-Tool, subsequent to their initial agreement for the sale of such goods, entered into a revised payment arrangement with regard to such products, in addition to other agreements regarding the delivery by Ameri-Tool of additional products and tooling. The Company filed an answer containing a counterclaim for alleged damage incurred by the Company due to Ameri-Tool's failure to deliver the products and tooling in accordance with the revised agreement. Morrow did not disagree with the amount claimed by Ameri-Tool. This matter was resolved by the agreement with Ameri-Tool to receive payment under the Payment Agreement with creditors, which includes Ameri-Tool, with Ameri-Tool scheduled to receive payment of such amounts under the Payment Agreement.

         6. EMPIRE OF CAROLINA, INC. ("EMPIRE") V. MORROW SNOWBOARDS, INC. (Palm Beach County, Florida, Circuit Court of the Fifteenth Judicial Circuit, No. CL99-3453-AE). Empire has filed a lawsuit claiming a breakage fee of $500,000 and reimbursement of its costs under the Letter of Intent with the Company dated March 2, 1999. The Company has responded that it believes the Letter of Intent was terminated without any obligation on the Company's part to pay such a fee or reimburse any costs. The Company believes it has a reasonable basis for that position and will vigorously defend against any action by Empire seeking such fee. In December 1999, the court approved the Company's motion to dismiss the lawsuit for lack of jurisdiction under Florida law. Empire has appealed that decision. While that appeal is pending, the parties have agreed to voluntary mediation of the dispute. No discovery has occurred to date.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From December 14, 1995 until February 18, 2000, the Company's Common Stock was trading under the symbol "MRRW" and since February 18, 2000, under the symbol "GBAY." On April 27, 1999, the Company was delisted from the Nasdaq National Market, but is currently traded in the pink sheets. As of March 19, 2000, there were approximately 626 registered (record) holders of the Common Stock of the Company. Since certain of the shares of Common Stock are held in street name, there may be additional beneficial holders of the Company's Common Stock. On March 31, 2000, there were 17,656,556 shares outstanding.

         The following table shows the range of high and low market prices as reported by the Nasdaq National Market for the past two calendar years and the first quarter of 2000.

         MARKET SYMBOL:  GBAY (FORMERLY MRRW)             HIGH                  LOW
         1st Quarter, 1998                               $ 4.50              $ 1.38
         2nd Quarter, 1998                               $ 2.22              $ 1.03
         3rd Quarter, 1998                               $ 1.56              $ 0.88
         4th Quarter, 1998                               $ 1.75              $ 0.50
         1st Quarter, 1999                               $ 0.84              $ 0.38
         2nd Quarter, 1999                               $ 0.38              $ 0.01
         3rd Quarter, 1999                               $ 0.25              $ 0.01
         4th Quarter, 1999                               $ 1.00              $ 0.01
         1st Quarter, 2000                               $ 5.25              $ 0.28

         The Company has paid no dividends on its Common Stock since its inception. For the foreseeable future, any earnings will be retained to finance the growth of the Company and, accordingly, the Company does not anticipate the payment of cash dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents a summary of selected financial data for each of the five years in the period ended January 1, 2000.

                                                                                    Years Ended
                                                          ------------------------------------------------------------------
                                                           January 1,  December 26, December 27, December 31, December 31,
                                                              2000         1998         1997         1996         1995
                                                          ------------------------------------------------------------------
                                                                   (in thousands, except per share and share data)
 STATEMENT OF OPERATIONS DATA:
 Net sales (1)                                            $          -  $         -  $         -  $         -  $          -
 Cost of goods sold                                                  -            -            -            -             -
       Gross profit                                                  -            -            -            -             -
 Operating expenses:
       Selling, marketing and customer service                       -            -            -            -             -
       Engineering, advance design and product
       management                                                    -            -            -            -             -
       General and administrative                                  347          295          332          315           286
                                                          ------------------------------------------------------------------
Total operating expenses                                           347          295          332          315           286
                                                          ------------------------------------------------------------------
 Operating income (loss)                                          (347)        (295)        (332)        (315)         (286)
 Interest expense                                                  (27)           -            -           -              -
 Other expense                                                       -            -            -           -              -
                                                          ------------------------------------------------------------------
 Income (loss) from continuing operations                         (374)        (295)        (332)        (315)         (286)
                                                          ------------------------------------------------------------------
 Income (loss) from discontinued apparel operations             (3,309)      (4,939)           -            -             -
 Loss from discontinuance of apparel operations                   (132)           -            -            -             -
 Income (loss) from discontinued snowboard
    operations                                                     165       (7,402)      (6,688)       2,462           771
 Loss from discontinuance of snowboard operations                    -       (1,952)           -            -             -
                                                          ------------------------------------------------------------------
 Income (loss) from discontinued snowboard and
    apparel operations                                          (3,276)     (14,293)      (6,688)      2,462            771
                                                          ------------------------------------------------------------------
 Net income (loss)                                        $     (3,650) $   (14,588) $    (7,020) $      2,147 $        485
                                                          ------------------------------------------------------------------

 Income (loss) per share from continuing operations(2)
       Basic                                              $      (0.06) $     (0.05) $     (0.06) $     (0.05) $      (0.09)
       Diluted                                            $      (0.06) $     (0.05) $     (0.06) $     (0.05) $      (0.07)
Income (loss) per share from discontinued operations (2)
       Basic                                              $      (0.51) $     (2.31) $     (1.18) $       0.43 $       0.24
       Diluted                                            $      (0.51) $     (2.31) $     (1.18) $       0.41 $       0.20
 Net income (loss) per share (2)
       Basic                                              $      (0.57) $     (2.36) $     (1.24) $       0.38 $       0.15
       Diluted                                            $      (0.57) $     (2.36) $     (1.24) $       0.36 $       0.13
                                                          ------------------------------------------------------------------
 Weighted average number of shares outstanding (2)
       Basic                                                 6,377,556    6,176,556    5,671,634    5,684,053     3,130,636
       Diluted                                               6,377,556    6,176,556    5,671,634    5,929,674     3,822,569
                                                          ------------------------------------------------------------------


                                                                                       As Of
                                                          ------------------------------------------------------------------
                                                           January 1,  December 26, December 27, December 31, December 31,
                                                              2000         1998       1997 (3)     1996 (3)     1995 (3)
                                                          ------------------------------------------------------------------
                                                                   (in thousands, except per share and share data)
 BALANCE SHEET DATA:
 Cash and cash equivalents                                 $     1,930  $     1,348  $       855  $     5,062  $    15,026
 Short term investments                                              -            -            -        3,700             -
 Net current assets from continuing operations                   2,111        1,348        9,790       23,017        24,200
 Net current assets of discontinued operations                   2,332        9,449        4,006            -             -
 Equipment, fixtures, and property, net                          3,061        3,108        3,980        9,183         6,936
 Total assets from continuing operations                         6,172        4,456       17,965       32,243        31,179
 Total net assets from discontinued operations                   2,404       15,622        9,332            -             -
 Current liabilities                                             3,973       12,583        5,196        3,789         5,478
 Long-term debt and capital lease obligations, net
       of current portion                                            -            -           13          258           475
 Shareholders' equity  (4)                                       4,603        7,495       22,058       27,892        25,150

(1) The Company is not reporting a breakdown of its net sales, costs of goods, sold and operating expenses for fiscal years 1995-2000 as all product lines have been discontinued.

(2) Common share equivalents included in the computation of per share amounts represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock method.

(3) The 1997 balance sheet has been restated to reflect the discontinuance of the snowboard operations, but has not been restated to reflect the discontinuance of the apparel operations. The 1996 and 1995 balance sheets have not been restated to reflect either of the discontinuances.

(4) In December 1995, the Company completed an initial public offering of 1,919,500 shares of common stock at $11.00 per share. Net proceeds to the Company were $18,517,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since its formation, the Company has focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company acquired Westbeach, a merchandiser of snowboarding apparel and casual clothing, on November 13, 1997. In March 1999, the Company sold its "Morrow" intellectual property, along with all 1999/2000 inventories and its snowboard and binding production equipment to K2. In November 1999, the Company sold its "Westbeach" brand name to Westbeach Sports, Inc. resulting in all discontinued operations. The Company's consolidated net sales were $9,108,000 for discontinued operations during the fiscal year ended January 1, 2000, of which $86,000 related to discontinued snowboard operations and $9,022,000 related to discontinued apparel operations. This compares to $25,419,000 for the discontinued operations during the fiscal year ended December 26, 1998, of which $15,991,000 related to discontinued snowboard operations and $9,428,000 related to discontinued apparel operations.

COMPARISON OF THE YEARS ENDED JANUARY 1, 2000, (FISCAL 1999) AND DECEMBER 26, 1998, (FISCAL 1998)

         CONTINUING OPERATIONS. As previously mentioned, the Company sold its Morrow business to K2 in March 1999, and its Westbeach business to Westbeach Sports, Inc. in November 1999. As a result of these transactions, all continuing operations ceased except for some general and administrative expenses incurred to wind down operations and interest expense on the Company's bridge loan. These continuing operations expenses were $374,000 for 1999.

         NET SALES. All sales are a part of the Company's discontinued operations and therefore not reflected in this comparison.

         GROSS PROFIT. All sales and cost of sales are a part of the Company's discontinued operations and therefore no gross profit is reflected in this comparison.

         OPERATING EXPENSES. Operating expenses for continuing operations consist of general and administrative costs. These costs increased to $347,000 for the year ended January 1, 2000 from $295,000 for the year ended December 26, 1998. This increase is a result of greater consulting needs in 1999 to wind down operations. The general and administrative expenses for 1999 consisted of salaries and accounting consulting of $242,000 as well as $105,000 in depreciation expense.

         INTEREST EXPENSE. Interest expense increased to $27,000 for the year ended January 1, 2000 from $-0- for the year ended December 26, 1998. The interest expense in 1999 related to payments on the

$675,000 outstanding bridge loan. The 1998 interest expense is a part of discontinued operations and is not reflected in this comparison.

         OTHER INCOME / EXPENSE. There were no other income/expenses due to the Company's discontinued operations and therefore none are reflected in this comparison.

         DISCONTINUED OPERATIONS. On March 26, 1999, the Company sold all of its snowboard, boot and binding assets to K2 for $3.2 million. The Company retained all of the related receivables and liabilities, except for capital lease obligations and certain contract team rider obligations.

         There was income from discontinued snowboard operations of $165,000 in 1999 compared to a loss on discontinued snowboard operations of $7,402,000 in fiscal 1998. The Company recognized a loss on the discontinuance of $1,952,000 in fiscal 1998, which is comprised of a $454,000 loss on the sale to K2 and $1,498,000 in accruals related to discontinued snowboard operations in the first quarter of fiscal 1999. The Company also saw decreased sales and write downs in the value of certain equipment related to future usage for the discontinued snowboard operations in 1998. The income from discontinued snowboard operations in fiscal 1999 resulted from the revaluation of allowances and accruals established at the time of the sale to K2.

         On November 12, 1999, the Westbeach subsidiaries were sold creating discontinued apparel operations for the apparel business. Westbeach had a loss from discontinued apparel operations in 1999 of $3,309,000 compared to a loss from discontinued apparel operations of $4,939,000 in 1998. The Company recognized a loss on the discontinuance of $132,000 in fiscal 1999, which results from a loss on the sale to Westbeach Sports, Inc. The 1999 loss from discontinued apparel operations included a loss on impairment of goodwill of $1,135,000.

         NET (LOSS) INCOME. Net loss for fiscal 1999 was $3,650,000 compared to net loss of $14,588,000 for fiscal 1998. The difference is mainly attributable to the discontinuance of the snowboard business and the significant losses it created in 1998. Of the $3,650,000 net loss for fiscal 1999, $374,000 is net loss from continuing operations related to the operating expense and interest expense previously mentioned.

COMPARISON OF THE YEARS ENDED DECEMBER 26, 1998 (FISCAL 1998) AND DECEMBER 27, 1997 (FISCAL 1997)

         DISCONTINUED OPERATIONS. On March 26, 1999, the Company sold all of its snowboard, boot and binding assets to K2 for $3.2 million. The Company retained all of the related receivables and liabilities, except for capital lease obligations and certain contract team rider obligations. On November 12, 1999, the Westbeach subsidiaries' operating assets were sold creating discontinued operations for the apparel business.

         As a result of these sales, all fiscal 1998 and fiscal 1997 operations are discontinued and therefore no sales, cost of sales or gross profit is reflected in this comparison. There were general and administrative expenses in continuing operations of $295,000 and $332,000 for 1998 and 1997, respectively, which represent costs incurred for depreciation on the Salem, Oregon, facility, salaries, and consulting fees.

YEAR 2000

         IDW has updated and tested its software to correct for the Year 2000 problem. However, there can be no assurances these software corrections will be free of errors. IDW's manufacturing facilities operate independently of the municipal power supply, as IDW has its own power generation plant onsite.

IDW does not expect Year 2000 problems to adversely affect operations or its power supply. IDW has been verifying that its vendors are Year 2000 compliant. While that verification has not been completed, to date, IDW has not encountered any significant problems with any suppliers it has contacted. Presently, IDW does not expect to incur any material expenses due to Year 2000 compliance.

MARKET RISK

         The Company accumulates foreign currency in payment of accounts (principally Canadian dollars) which it then uses to pay its foreign vendors or converts to U.S. dollars, exposing the Company to fluctuations in currency exchange rates. The Company currently holds foreign currencies which are translated into U.S. dollars using the year-end exchange rate, for a total of $473,162. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $43,289. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices, or marketable equity security prices. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in interest rates would have a material effect on the Company's cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital to pay certain existing fixed obligations and provide working capital for the PRC Companies and to cover administrative overhead for the parent company and certain costs related to being a public company. The increase in cash at January 1, 2000, partially resulted from decisions by the Company and its Canadian subsidiary to terminate certain business lines in 1999, the sale of which generated working capital for the Company to fund the payment of Company debt and provide additional funds for investment. As discussed below, the Company will require additional working capital to implement its current Business Plan for IDW. See "Item 7. Management's Discussion and Analysis of Financial Condition and Operations, -Factors That May Affect Future Results, --PRC Companies' Operating Results; Payment of Balance of Purchase Price for PRC Companies, --Granite Bay's Capital Resources and Liquidity."

         Net cash provided by operating activities for 1999 was $4,741,000 resulting primarily from a net loss of $3,650,000, decreases in accounts receivable and inventories of $3,339,000 and $4,099,000, respectively, an add back for loss on discontinuance of apparel operations and loss on write-down of fixed assets of $1,267,000 and $2,659,000 respectively, and decreases in accrued liabilities and accrued loss on disposal of $1,998,000 and $1,498,000, respectively. This compares to cash used in operating activities for 1998 of $2,297,000 resulting primarily from a net loss of $14,588,000, with add backs for loss from discontinuance of snowboard operations of $1,952,000, depreciation and amortization of $2,209,000, loss on write-down of fixed assets of $2,745,000, loss on asset retirements of $89,000, loss on forgiveness of shareholder notes receivable of $94,000, decreases in accounts receivable of $1,215,000, decreases in inventories of $1,757,000, decreases in prepaid expenses of $32,000 and increases in accounts payable and accrued liabilities of $1,405,000 and $899,000, respectively.

         Net cash provided by investing activities for 1999 was $365,000. Of that amount, $1,000,000 was invested in Globalgate, $209,000 was used for the acquisition of property and equipment, offset by $1,574,000 proceeds from the sale of equipment. Net cash used in investing activities for 1998 was $843,000 of which $924,000 was used for the acquisition of property and equipment, offset by $81,000 from the proceeds of sales of property and equipment.

         Net cash used in financing activities was $4,524,000 in 1999, consisting of $2,251,000 in principal payments and $3,698,000 in repayment of line of credit borrowings, offset by $675,000 from the acquired bridge loan and $750,000 from the issuance of common stock. Net cash provided by financing activities in 1998 was $3,633,000, consisting of $1,775,000 from net borrowings under the revolving credit facility, proceeds of $2,000,000 from a term loan and repayments of $142,000 on long-term borrowings.

         On May 7, 1998, the Company entered into a new credit facility ("Foothill Facility") with Foothill Capital Corporation ("Lender") which credit facility replaced the Company's prior credit facility with LaSalle Business Credit, Inc., which had been fully repaid. At December 26, 1998, the Company had borrowed approximately $5,698,000 under the credit facility, including a $2,000,000 term loan and $3,698,000 under the revolving line of credit. In addition, the Company had issued letters of credit for $331,000 under the letter of credit subline. At December 26, 1998, the Company had utilized the full extent of its revolving line of credit.

         The credit facility was secured by substantially all of the Company's assets. At December 26, 1998, the Company was not in compliance with certain financial covenants under the Foothill Facility, including, among other things, a tangible net worth value and an "EBITDA" test as defined in the credit facility. Such noncompliance continued into 1999. The Foothill Facility was acquired by Capitol Bay Management, Inc. ("Capitol Bay") from the Lender on May 7, 1999 pursuant to an Assignment and Acceptance among Capitol Bay, Morrow Snowboards, Inc. and certain other parties. At the time, the amount owing under the credit facility was $217,722, which amount was increased to $451,055, reflecting a reduced Termination Fee (as defined in the credit facility) of $100,000 and an unpaid closing fee of $133,333. The credit facility has been fully repaid and no further borrowings are expected under the credit facility.

         On March 30, 1999, certain of the Company's trade creditors filed an Involuntary Petition ("Involuntary Petition") for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon (Case No. 699-61663-FRA7). On March 30, 1999, the Company's accounts payable were approximately $2,500,000 with all overdue more than 90 days. The Company negotiated a settlement with substantially all those creditors and the Involuntary Petition was dismissed on June 16, 1999. The settlement was accepted by over 90% of the Company's creditors (by number and dollar amount of claims) with undisputed claims. Under the terms of the settlement, as reflected in the Payment Agreement among the Company, certain creditors and others (the "Payment Agreement"), certain creditors holding undisputed, non-contingent, liquidated claims against the Company (approximately $2.5 million in the aggregate) have received or will receive payments from the Company as follows:
$250,000 within 60 days after the order dismissing the Involuntary Petition (which payment was made on August 28, 1999); $200,000 each calendar quarter after the first payment is made; and the remaining unpaid balance of such claims, without interest, all due and payable in one year. All payments required to date have been timely made. Such payments are secured by a lien against the Company's Salem, Oregon facility, subject to a senior lien up to $750,000 to secure a $675,000 principal amount bridge loan or replacement financing therefore. The Company is current in its payment objectives under the Payment Agreement. The balance owing as of March 31, 2000, was approximately $1,650,000 with a payment of $200,000 due in May 2000 and the balance of approximately $1,450,000 due on or before June 28, 2000.

         The Company requires capital to pay certain existing fixed obligations and provide working capital for the PRC Companies and to cover administrative overhead for the parent company and certain costs related to being a public company. Additionally, planned future expansion for the PRC Companies includes an accelerated movement into chip-on-glass ("COG") production and related product development requiring additional capital of approximately $2.0 million during the year 2000. Future expansion plans under review for 2001 and subsequent years include a previously proposed second LCD production line. Except for the PRC Companies, the Company currently has no operating businesses that are expected to provide working capital. The PRC Companies are not expected to generate significant amounts of working capital in the near future and are expected to require infusions of approximately $500,000 of working capital in the near future to offset projected near term operating losses and provide a working capital cushion.

Fixed existing obligations the Company must fund include the following sources.


         PAYMENT OBLIGATION                       AMOUNT                    PAYMENT DATE
         ------------------                       ------                    ------------
         Purchase Agreement                    $   600,000(1)(2)          May 1, 2000
         Purchase Agreement                      3,944,740(1)(2)          May 31, 2000
         Payment Agreement                         200,000                May 31, 2000
         Payment Agreement                       1,450,000                June 28, 2000
         Bridge Loan                               675,000(2)             June 28, 2000
                                                  --------
         Total                                 $ 6,869,740

(1) Assumes May 1 and May 31, 2000 payments under the Purchase Agreement are renegotiated
(2) Does not include interest due with such payment.

         The Company expects to fund the above obligations from the following sources. Due to the expected timing of receipt of the Vikay receivables, the Company may need to raise the funding required through May 31, 2000 from a refinance of the Company's Salem, Oregon facility, the expected private placement and, to the extent any additional funding is needed to bridge the May 2000 payments until the Vikay receivables are received, a larger private placement and/or short term financing.


         SOURCE                                                        EXPECTED FINANCING AMOUNT
         -----------------------------------                           -------------------------
         Refinance of Salem, Oregon facility                                  $2,000,000
         Sale of Company stock                                                 3,000,000
         Collection of Vikay Receivables                                       3,000,000 (1)
                                                                              ----------

                                                                              $8,000,000

(1) Under the Purchase Agreement, IDW is to receive the proceeds from collection of $3,000,000 of Vikay receivables held by the Judicial Manager upon payment of the final May 31, 2000 payment under the Purchase Agreement. IDW presently expects the full $3,000,000 of proceeds from collection of such receivables to be collected and available on May 31, 2000.

         After paying such fixed payment obligations from the expected financing proceeds, the remaining approximate $1,000,000 will be used to fund immediate projected working capital needs of the PRC Companies' operations at the parent level and near term capital expenditure plans. The Company is presently projecting that the PRC Companies will generate positive cash flow in the third quarter and not require additional working capital for manufacturing operations thereafter.

         The expected $2.0 million of capital expenditures for 2000 will still need to be financed by the Company. The Company is exploring a number of alternatives to raise such capital, including sale of its Salem, Oregon facility, margining IDW's accounts receivable, selling and/or (if available) borrowing against the Company's Globalgate stock and issuing additional debt or equity securities. Note: future sales of the PRC Companies' products are expected to be made through IDW, not the PRC Companies.

         Any financing, involving equity or rights to acquire equity interests, would result in dilution in the percentage ownership of existing shareholders when such equity interests were issued and, depending on the sales price, a dilution in book value. There is no assurance the expected $8.0 million in financing needed in May and June 2000 and $2.0 million needed for the balance of 2000 will be raised or raised in a timely manner. In such event, the Company would face a loss of its involvement in the PRC Companies.

         See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results -- PRC Companies' Operating Results; Payment of Balance of Purchase Price for the PRC Companies" and "--Granite Bay's Capital Resources and

Liquidity; Potential Consequences of Failure to Raise Additional Needed Capital," "--Rapidly Changing Technologies" and "--A Few Customers and Applications Account For a Significant Portion of IDW's Sales; Order Calculations" regarding the Company's capital and resources to finance such payments and the risks associated therewith.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to Morrow Snowboards, Inc. dba Granite Bay Technologies ("Granite Bay") or its management, including without limitation, IDW (as defined herein) and Granite Bay's other subsidiaries, are intended to identify such forward-looking statements. Granite Bay's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Granite Bay wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect Granite Bay's actual results and could cause actual consolidated results for fiscal year 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Granite Bay. These factors include without limitation, Granite Bay's change in business lines, Granite Bay's ability to obtain capital and other financing in the amounts and the times needed (including to complete payment of the acquisition costs of the PRC Companies and fund those companies' growth and operations), realization of forecasted income and expenses by the PRC Companies, initiatives by competitors, price pressures, changes in the political climate for business in China, addition of Chip-on-Glass and/or other production capabilities for the cellular phone display market, and the loss of one or more of IDW's significant customers, and the risk factors listed from time to time in Granite Bay's SEC reports and risk factors listed below.

         Granite Bay's principal assets consist of its equity interests in Globalgate e-Commerce, Inc. ("Globalgate") and IDW. No immediate return is expected from Granite Bay's interest in Globalgate. As a result, Granite Bay's operating results will primarily reflect IDW's operating results. A wide variety of factors will affect IDW's operating results and could adversely impact its net sales and profitability. Significant factors in IDW's success will be its ability to establish and, in certain cases, re-establish design and manufacturing relationships with key OEM customers that will generate sufficient orders, including orders of higher margin products, to increase revenues and profitability. Although IDW products are incorporated in a wide variety of communications, consumer and appliance products, approximately 20% of its sales in 1999 were for display modules for cellular products and 30% for use in office machines (primarily calculators). A slowdown in demand for cellular products or calculators that utilize IDW's devices as a result of economic or other conditions and the market served by IDW or other factors could adversely affect IDW's operating results. IDW's products are sold into an industry characterized by increasingly rapid product turnaround, increasingly shorter lead times, product obsolescence, order cancellation and other factors that make it difficult to forecast future orders, production and personnel needs and other resources requirements with a high level of certainty. IDW's ability to anticipate such factors and respond to them in a timely fashion will affect its ability to utilize its manufacturing capacity effectively, maintain a proper product mix and avoid downtimes due to product conversions and other factors. Such uncertainty also creates difficulties in maintaining adequate supplies of raw materials to meet shifting customer needs and customer orders placed on short notice.

         Other factors, many of which could be beyond Granite Bay's and IDW's control, include the following:

         - IDW's ability to increase sales, including sales of higher margin products and sales in Asia, Europe and the United States;

         - IDW's ability to expand sales into other industries that have significant growth potential and to establish strong and long-lasting relationships with companies in those industries;

         - IDW's ability to provide significant design and manufacturing services for those companies in a timely and cost-efficient manner;

         - Granite Bay's and IDW's ability to raise sufficient working capital to fund IDW's operations and growth;

         - Over the long run, Granite Bay's ability to raise additional capital for IDW to buy equipment and expand plant facilities to expand into higher margin products;

         - IDW's success in maintaining customer satisfaction with its design and manufacturing services and its products' performance and reliability;

         - Customer order patterns, changes in order mix, and the level and timing of customer orders placed by customers that IDW can complete in a calendar quarter;

         - Market acceptance and demand for customer products and the product life;

         - The availability and effective utilization of manufacturing capacity;

         - The quality, availability and cost of raw materials, equipment and supplies;

         -        Continuation of IDW's wage cost advantages;

         -        The cyclical nature of the electronics industries;

         -        Technological changes and technological obsolescence; and

         -        Competition and competitive pressure on prices.

         PRC COMPANIES' OPERATING RESULTS; PAYMENT FOR BALANCE OF PURCHASE PRICE FOR THE PRC COMPANIES. The actual performance of the PRC Companies for February and March 2000, following their acquisition by IDW, was materially less than forecasted. As a result, collections from accounts receivable of the PRC Companies expected to fund the April 30, 2000 payment for the purchase price of the PRC Companies were instead applied to such operating losses and certain other expenses and IDW HK has renegotiated the payment terms for the balance of the purchase price for the PRC Companies as noted herein. If such renegotiated payment terms are not formally documented, the Company could face a risk of loss of the PRC Companies through foreclosure of the security interest held by the Judicial Manager in the stock of such companies or foreclosure upon the PRC Companies' assets. Further, there is no assurance that the Company will be able to raise the approximate $4.0 million owing on May 30, 2000 (based on the expected restructure of the payment obligations) and working capital needs. As noted elsewhere herein, Granite Bay will need to raise additional financing to make such payment. There is no assurance that the PRC Companies will, as presently expected, based on the recent increase in sales in late March and early April, be able to achieve the revised forecasted sales and expenses by June or July 2000. In such event, the Company would be forced to raise additional money to finance the operations of the PRC Companies. If Granite Bay were unsuccessful in any of such events, then Granite Bay could face a total risk of loss of its investment in IDW and the underlying PRC Companies. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and

Capital Resources" and "- Factors that May Affect Future Results" regarding the Company's capital and resources to finance such payments and the risks associated therewith.

         GRANITE BAY'S CAPITAL RESOURCES AND LIQUIDITY; POTENTIAL CONSEQUENCES OF FAILING TO RAISE ADDITIONAL NEEDED CAPITAL. Granite Bay currently has no operating businesses that generate income that will provide working capital or capital to pay existing fixed obligations due in May 2000, other than prospective future income from the PRC Companies, which income is not expected to be available in significant amounts in the near future. Based on presently estimated revenues, collectible accounts receivable and cash flow from the PRC Companies, Granite Bay will need to raise approximately $8.0 million by June
28, 2000 (with $6.0 million needed by May 31, 2000) to make the required payments under the Purchase Agreement for the PRC Companies, pay the bridge loan and balance owing under the Payment Agreement when due (the payments for which are secured by the Company's Salem, Oregon facility) and provide the estimated working capital needed to fund the Company, including working capital for IDW and the PRC Companies. The Company currently expects to obtain such funding through a private placement of its securities, collection of the PRC Companies' accounts receivable and a mortgage of its Salem, Oregon facility. Any financing, involving equity or rights to acquire equity interests, would result in dilution in the percentage ownership of existing shareholders when such equity interests were issued and, depending on the sales price, a dilution in book value. Such financing needs are in addition to those financing needs to expand the facilities or operational capabilities of the PRC Companies. While Granite Bay believes it will be able to raise such additional financing, there is no assurance such additional financing will be raised or raised when needed or that such funds will be raised on terms favorable to the Company or existing shareholders. In such event, Granite Bay could face a loss of its investment in the PRC Companies, foreclosure against its Salem, Oregon facility and possible legal action by its domestic creditors. Further, to capitalize on certain growth opportunities for the PRC Companies or if projected revenues are less and/or costs higher than projected, the Company would have to raise additional financing beyond that outlined above. Without such expansion, the potential for the PRC Companies to grow, as well as maximize revenues and potential profitability, will be limited; this could affect the value of the Company's Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Factors that May Affect Future Results" regarding the Company's capital and resources to finance such payments and the risks associated therewith.

         GOING CONCERN QUALIFICATIONS. The Independent Auditors' Report for the Company's financial statements as of and for the year ended January 1, 2000 contains a going concern qualification. See Note 1 to the Consolidated Financial Statements herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "-Liquidity and Capital Resources," and "-Factors That May Affect Future Results, --PRC Companies' Operating Results; Payment for Balance of Purchase Price for the PRC Companies, --Granite Bay's Capital Resources and Liquidity, --Going Concern Qualifications, --Need for Additional Financing." Further the Company has been advised by the auditors for the PRC Companies that the financial statements for the PRC Companies when issued will contain a going concern qualification. The going concern qualification relates to the facts that the auditors are (i) unable to verify with the PRC Companies' former parent and its affiliates (collectively "Former Parent") receivables on the books of the PRC Companies due from the Former Parent in the approximate amount of $39.3 million or accounts payable to the Former Parent in the amount of approximately $21.5 million and (ii) due to the existing judicial management procedure in Singapore affecting the Former Parent, the ability of the Former Parent to pay such receivables or the ability of the PRC Companies to offset such receivables against the accounts payable owing to the Former Parent. While the judicial managers for the Former Parent have indicated they will enter into a "novation agreement" that would allow the offset of the receivables against the accounts payable, such novation agreement cannot be entered until certain further action is taken in the judicial proceeding and, there is no assurance, that such agreement will be entered or that the Former Parent will otherwise have the resources to pay the receivables of the Former Parent held by the PRC Companies. The Company understands that as a matter of law, the PRC Companies cannot offset the receivables from the Former Parent against the accounts payable, absent such novation agreement. The Company understands that as a matter of law, the

PRC Companies cannot offset the receivables from the Former Parent against the accounts payable, absent such novation agreement. While such receivables and accounts payable are reflected in the PRC Companies financial statements for prior periods, except for approximately $2.3 million of accounts payable assumed by IDW HK in acquiring the PRC Companies, such receivables and accounts payables are neither an asset or liability of the PRC Companies on an ongoing basis.

         DEPENDENCE ON KEY PERSONNEL. IDW's success is largely dependent upon the sales and expertise of Anthony Genovese, President and CEO. Loss of his services could materially and adversely affect IDW's business, its future prospects and operating results, including its ability to penetrate the United States market. IDW presently has no long-term employment agreements with Mr. Genovese or other key employees. IDW's business and operating results also depends substantially on its efforts and ability of its senior management and technical personnel. The competition for qualified management and technical personnel is intense. The loss of service of one or more of its key employees or the ability to add and retain key personnel (including those required to manage the manufacturing facilities) have a material adverse effect on IDW. IDW does not presently maintain key-person life insurance. IDW intends to implement employment agreements and obtain key-person life insurance with key employees, including appropriate non-disclosure and assignment of inventions provisions.

         A FEW CUSTOMERS AND APPLICATIONS ACCOUNT FOR A SIGNIFICANT PORTION OF IDW'S SALES; ORDER CANCELLATIONS. For the past several years, IDW has generated most of its revenue from sales to a few significant customer applications and regions. In 1999, 5% or more of the sales revenue of MULCD was believed to be from sales to Kingchamp (11.3%), and Richway (5%) in Asia and to Ademco (6.3%) in the United States. In 1999, 5% or more of the 1999 sales revenue for IDW STD was believed to be from sales to Qualcomm (36%), Ademco (14.9%) and Ablenet (6%). Sales information for 1998 and 1997 are not currently available, but are expected to be available with the filing of a Current Report on Form 8-K showing the audited financial statements for MULCD and IDW STD. IDW expects to continue to focus on the personal communications market, and could increase its percentage of sales to that industry to more than the current 35% of sales. The United States was believed to account for approximately 40% of sales and Europe 10%. Further, approximately 20% of those sales were to customers in the telecommunications industry and 40% in the consumer, appliance and watch industries. As noted herein, certain cell phone manufacturers are now sourcing LCD display panels requiring Chip-on-Glass ("COG") production capabilities, and Qualcomm, a key IDW customer in prior years, has indicated that IDW may need to have such capability or other capabilities to be a qualified Qualcomm vendor to continue as a Qualcomm vendor. IDW presently expects to add such capability during this calendar year in a timeframe that will not adversely impact forecasted sales and sales revenues. The failure to add such capability or to add such capability in a timely manner could adversely impact IDW's forecasted sales, sales revenue and cash flow and, if sales are adversely impacted, could require the Company to raise additional working capital for IDW.

         Generally, customers do not make firm long-term buying purchase commitments. Further, most orders are subject to cancellation on short notice. Cancellation, delay or reduction of customer orders could result in IDW holding excess or obsolete inventory and having unfavorable manufacturing variances as a result of under-absorption of manufacturing capacity. These risks are enhanced because of the large percentage of sales to customers in the electronic industry which is subject to severe competitive pressures, rapid technological change and obsolescence. While IDW expects to continue to receive orders from the customers named above and new customers, there is no assurance orders will be received, and if received, not cancelled, delayed or reduced, which could have a material adverse effect on IDW's results of operations. To address this problem, IDW expects to increase sales to the above customers or new customers for custom devices where purchase orders are generally longer term with more limited cancellation provisions.

         NEED FOR ADDITIONAL FINANCING. The opportunities for long-term growth in IDW's lines of business are dependent upon having sufficient capital resources available to realize the rapid growth potential of significant OEM key accounts which IDW has identified and targeted. IDW is expected to need working capital commensurate with its growth. For example, a second LCD production line would cost an estimated $14.0 million to install and implement new production lines. Such second production line and other capital expenditures beyond 2000 are currently under review. Such capital expenditure plans, if implemented, would require additional capital or financing, including possibly, additional working capital.

         Certain types of display devices require expensive manufacturing equipment, in certain cases costing in excess of several million dollars for the manufacturing line and facility. An example is Active Matrix production equipment. IDW does not expect to create sufficient capital, or, through Granite Bay, raise the capital, to design and manufacture such display devices. The inability to include such display devices in its product offerings may affect IDW's ability to seek business from certain customers who want complete solutions to all their display device needs or adversely affect IDW's operating results if technology shifts to such higher-end devices in general.

         RAMIFICATIONS OF A LONG PERIOD OF JUDICIAL MANAGEMENT. Since the parent of MULCD and IDW STD was under judicial management from December 6, 1997 through January 2000, many of IDW customers found second sources of supply or purchased goods elsewhere. The probability of recovering much of that lost business has been impaired by the passage of time. Judicial management also affected the pricing, terms and conditions of payments to its suppliers. In many cases, supplier relationships may have been adversely impacted in the short and long run. IDW will need to reestablish credit and verify that material costs are in line with the industry. In some cases, IDW may have to establish new sources of supply. IDW also believes that the judicial management resulted in financial and operating performances that are not reliable in terms of predicting future financial performance operations.

         IDW FACES INTENSE COMPETITION. IDW operates in a competitive environment that is characterized by price erosion, rapid technological change and foreign competition. IDW competes with major Asian and international companies. Most of IDW's competitors have greater market recognition and substantially greater financial, technical, marketing, distribution, manufacturing and other resources than IDW. Further, many of IDW's competitors have manufacturing and sales forces that are geographically diversified allowing them to reduce transportation, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. Many competitors have production lines that allow them to produce more sophisticated and complex devices than IDW and to offer a broader range of display devices to customers. New emerging companies or companies in related industries may also increase their participation in the display module market increasing competition.

         IDW currently competes principally on the basis of price, timely delivery, customer service and quality in its standard devices and lower-end devices and, also on the basis of design and manufacturing capability and technical innovation and performance on its more complex display models and custom devices, including their ease of use and reliability. IDW's ability to compete successfully depends on a number of factors, both in and outside of its control. Those factors include: the price, quality, performance, reliability, ease of use and features of its products; the variety of its product solutions; foreign currency fluctuation; trade barriers and custom duties which may effect the cost of products; ability to design and manufacture new product solutions, including incorporating new technology; the availability and price of raw materials; IDW's ability to fully utilize its manufacturing facility; new product technology or solutions by IDW's competitors; the number and success of competitors; and general market and economic conditions. IDW's competitive position can also be adversely affected if one or more of its customers, including its key customers, decide to design and manufacture their own display modules, use different devices or purchase devices from competitors. IDW cannot assure that it will compete successfully in the future.

         RISK OF INABILITY TO PRODUCE HIGH-END PRODUCTS. IDW's success and Granite Bay's profitability will be dependent upon IDW's ability to effectively offer or manufacture higher-end products such as large graphic STN, color graphic displays, micro-displays and black mask automotive products.

         These products offer both the opportunity to increase utilization of existing manufacturing capacity, and also the opportunity to generate higher margins and profits at given revenue levels. The production of such products requires increased custom design and manufacturing and the maintenance of strong customer relationships. This will require IDW to maintain and upgrade its research, engineering and designing capabilities to remain in the forefront of developments in the industries.

         RAPIDLY CHANGING TECHNOLOGIES. IDW operates in an industry characterized by constant technological advances, the introduction of new products, and new design and manufacturing techniques. As a result, IDW will be required to extend substantial funds and commit significant resources to continuing research and development activities, engaging additional engineering and other technical personnel, purchasing new design, production and test equipment, and continually enhancing design and manufacturing processes and techniques.

         IDW's future operating results will depend significantly on its ability to timely provide design and manufacturing services for new products that compete favorably with the design and manufacturing capabilities of OEMs and third-party suppliers. As noted herein, certain cell phone manufacturers are now sourcing LCD display panels requiring Chip-on-Glass ("COG") production capabilities, and Qualcomm, a key IDW customer in prior years, has indicated that IDW may need to have such capability or other capabilities to be a qualified Qualcomm vendor to continue as a Qualcomm vendor. IDW presently expects to add such capability during this calendar year in a timeframe that will not adversely impact forecasted sales and sales revenues. The failure to add such capability or to add such capability in a timely manner could adversely impact IDW's forecasted sales, sales revenue and cash flow and, if sales are adversely impacted, could require the Company to raise additional working capital for IDW.

         IDW could invest significant sums in design and manufacturing services for new product solutions that may not receive or maintain customer or market acceptance or effectively address customer needs which could adversely affect its future operating results. Further, customers may change or delay product introductions or terminate existing products without notice for any number of reasons unrelated to IDW, including lack of market acceptance for a product.

         As noted, IDW's LCD line is operating near full capacity, while its manufacturing facilities and lines in its module subsidiary are operating at significantly less than full capacity. The conversion of that line to higher-end, higher-margin displays may result in having to drop some current customers and increase downtime for that line due to change over time to new products. In the short run, this exchange may produce lower margins due to loss of orders from existing customers and downtime. Increasing manufacturing capacity utilization and increasing the product mix to higher-end products will be primary goals for IDW in 2000 and subsequent years. Further, IDW will attempt to convert the higher-end products without losing any of its existing customers and minimizing the downtime due to such conversion.

         IDW's efforts to expand and diversify its product and customer base is expected to cause IDW's overhead and selling expenses to increase. IDW may also be required to increase its design staff and other personnel and incur other expenses on capital equipment, leasehold permits and other items to meet the anticipated or actual demand of its customers. Those additional costs may adversely impact operating margins in the short term.

         MAINTENANCE OF SATISFACTORY MANUFACTURING YIELDS AND CAPACITIES; VARIABILITY OF CUSTOMER REQUIREMENTS. The profitability and operating results of IDW are dependent upon a variety of factors, including product mix, utilization rates of its manufacturing lines, down time due to product changeover, impurities in raw materials causing shutdowns, maintenance of contaminant-free operations and other factors.

         RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. IDW has made a decision to locate all of its manufacturing operations in China and to establish sales offices in Asia, Europe and the United States. The geographical distance between its manufacturing facilities in China and in North America create a number of logistical and communications challenges. Because of the location of the manufacturing facilities in China, IDW may be affected by economic and political conditions in that country, as well as economic and political conditions in the countries in which it markets and distributes its products, including without limitation, problems related to labor unrest, lack of developed infrastructure, variances in payment cycles, currency fluctuations, overlapping taxes and multiple taxation issues, employment and severance taxes, compliance with local laws and regulatory requirements, greater difficulty in collecting accounts receivable, political and economic instability, and the burdens of cost and compliance with a variety of foreign laws.

         Further, changes in policies by the United States or other foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion, limitations and restrictions on the transfer or repatriation of funds or limitations on imports or exports, or the expropriation of private enterprises could also have a material adverse effect on IDW and its results of operations. In addition, IDW could be adversely affected if China were to change its current policies encouraging foreign investment or foreign trade. IDW could also be adversely impacted if the United States were to withdraw the "most favored nation" status and trade preferences currently being extended to China. That status is annually reviewed and there is no assurance the United States will renew China's MFN status in future years. The nonrenewal of China's MFN status could adversely affect IDW by increasing the cost to United States customers or products manufactured by IDW in China. IDW's operators are further subject to significant political, economic, legal and other uncertainties in China. Despite progress in developing its legal system, China does not have a comprehensive nor highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation of such laws may be inconsistent. Changes in existing laws, the adoption of new laws and preemption of local regulations by national laws may adversely affect foreign investment in China. IDW could also be adversely affected by other factors, including the imposition of austerity and other monetary measures to fight inflation or to achieve other economic objectives; inadequate development or maintenance of infrastructure, including adequate power and water supplies, transportation or raw materials in parts or the deterioration in the general political, economic or social environment.

         RISKS ASSOCIATED WITH COLLECTIBILITY OF RECEIVABLES. IDW extends credit to its customers based on an assessment of a customer's financial circumstances, generally without requiring collateral. Additionally, the PRC Companies have given certain Asian customers extended payment terms, subject to a careful credit assessment, where customary and to meet competition. These extended payment terms, if continued, may increase IDW's exposure to risk of uncollected receivables. The inability to collect on these accounts receivables taking into account normal bad debt reserves, could have a material adverse affect on IDW and Granite Bay's results of operations and profitability.

         RISKS ASSOCIATED WITH CURRENCY FLUCTUATIONS AND INTERNATIONAL TRADE. Sales outside the PRC represented approximately 50% of IDW's net sales in 1999. Sales in foreign markets, primarily Europe, the United States and other parts of Asia, are expected to increase significantly in 2000 and subsequent years. Economic and political conditions outside China may adversely affect the manufacture and sale of IDW's products. Protectionist trade legislation in the United States or foreign countries, such as a change in export or import compliance laws, tariff or duty structures, or other trade policies, could adversely affect IDW's ability to sell devices in foreign markets, to purchase raw materials or equipment from foreign suppliers.

         IDW transacts business in a variety of currencies including HK dollars, Singapore dollars, US dollars and the Chinese renmimbi ("RMB"). Increased sales to Europe may result in payments in other currencies, such as the Euro. Further, IDW accounts for a portion of its costs, such as payroll, land rent and certain other costs in RMB. While foreign currency exchange fluctuations are not believed to materially affect IDW's operations, changes in the relation of the RMB or other currencies to the US dollar, could affect IDW's cost of goods sold, operating margins and result in exchange losses. In addition, currency devaluations, changes in exchange rate fluctuations could affect the value of deposits of currencies IDW holds or results of operations. The Chinese RMB has experienced significant devaluation against most major currencies in the past. Establishment of the current exchange rate system as of January 1, 1994 produced a significant devaluation of the RMB from $1.00 to RMB 5.7 to approximately $1.00 to RMB 8.7. Any future material decrease in the value of the RMB relative to the US dollar would adversely increase IDW's cost and expenses and therefore have a material adverse affect on IDW's profitability and results of operations. Further, any decrease in the value could also affect the value of any US dollar-denominated intercompany loans from Granite Bay or its subsidiaries to IDW. Because the RMB is not freely traded, hedging that currency is difficult.

         IDW MAY EXPERIENCE SHORTAGES OF RAW MATERIALS AND SUPPLIES. Principal raw materials used in producing IDW's products consist of raw and coated glass, polarizers, liquid crystal, chemicals, PCBs, driver IC's, molded plastic parts, electronic components and packaging materials. IDW purchases most of these materials from Asian sources. IDW does not have long term supply contracts with its suppliers. IDW believes that it has secondary sources of supplies for most of its products and, if it were to lose any of its primary or secondary suppliers, could develop new sources of supply. Because IDW sources many materials from foreign suppliers, IDW may be subject to certain risks, including tariffs, currency fluctuations and supply interruptions. While diesel fuel for the electric generation plant has been available, prices have been increasing with the current production cutbacks by oil producing nations. The impact of such price increases will affect operating costs and product margins, the materiality of which cannot be presently determined. Further, there is no assurance diesel fuel supplies will not be limited and/or further price increases in the future, possibly adversely affecting operations, revenues and margins for the PRC Companies.

         IDW IS SUBJECT TO ENVIRONMENTAL REGULATIONS. IDW's operations result in the creation of small amounts of hazardous wastes, including various gases, epoxies, inks, solvents and other coal wastes. IDW is, therefore, subject to national, state and local governmental regulations related to the use, storage and disposal of such hazardous wastes used in its manufacturing processes. IDW also has its own electric power generation plant which operates on diesel fuel. The amounts of such hazardous waste are expected to increase in the future as IDW's manufacturing operations increase. The failure to comply with present and future environmental regulation can result in the imposition of fines, suspension or halting of production, or closure of manufacturing operations. Environmental compliance may also require IDW to purchase pollution-control equipment or to incur significant capital or other expenses. Although IDW believes it is operating in compliance with applicable environmental laws, there is no assurance that IDW is in compliance or will remain in compliance as such laws and regulations change.

         GOVERNMENTAL REGULATIONS. IDW is subject to numerous foreign, state and local government regulation. It is subject to laws and regulation governing its relationship with its employees, including wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. Further, the PRC Companies are leasing the land under their facilities under a 50-year lease, expiring in the year 2043. IDW is also subject to significant government regulation relating to property ownership and use, import restrictions, currency restrictions and other areas, all of which consistently impact profits and operating results. Chinese law and/or employment customs in the area extend certain severance and other benefits to longer term employees (over one year), where employees are involuntarily terminated, which laws and customs in the future could affect IDW's decision and the cost of a decision to shut down or relocate plants.

         ACQUISITION OF PRC PROPERTY. The PRC Companies have not yet received all the land use transfers necessary for their 50-year lease in the land in which the industrial facilities are located, together with ownership of the improvements constructed thereon. Based on advice from PRC counsel, IDW HK believes that such transfers have received all necessary PRC governmental approvals, all transfer fees have been paid and the issuance of such permits and this point is merely administrative in nature. Such formal land transfers are expected within the next two to three months. If such land transfers were not received for some unexpected reason, the PRC Companies' operations may be impacted, although the exact impact cannot presently be determined.

         OTHER RISKS. Other risks IDW faces include the prior cyclical nature of the electronics industry, the protection of IDW's trade secrets and technology, management of expected rapid growth in personnel, capital equipment, outside sales force, sales and accounts receivable and other items, and maintenance of adequate research and development efforts and personnel.

         Besides the general risk factors noted above, there are several specific risks that should be noted:

         SIGNIFICANT SHAREHOLDER INFLUENCE ON CORPORATE ACTION. Stephen C. Kircher, a director, directly and through voting control of certain affiliated companies and irrevocable proxies, has the ability to vote approximately 20.01%(23.72% following the exercise of certain options held by Mr. Kircher and his affiliated companies) of the Company's Common Stock. While such percentage ownership, by itself, is not sufficient to elect the Company's Board of Directors or approve any corporate action, such a sizable voting block can significantly impact the election of directors or the outcome of the vote on any corporate action.

         FUTURE POTENTIAL DEPRESSIVE EFFECT IN STOCK PRICES FROM RECENTLY ISSUED SECURITIES. In January 2000, the Company issued an additional 8,480,000 shares of its Common Stock. All of those shares are restricted under federal and state securities laws and may only be resold pursuant to exemptions or under Rule 144 in the future. Under Rule 144, each of the holders of those securities, after holding them one year, may sell in any given calendar quarter thereafter, the greater of (i) 1% of the outstanding Common Stock, approximately 176,000 shares per quarter based on the Company's currently, or (ii) the average weekly trading volume for the Common Stock for the prior four full calendar weeks. Under Rule 144, a significant amount of stock could be sold in any calendar quarter after January 31, 2000, with a potential depressive effect on the Company's stock prices.

         GLOBALGATE INVESTMENT. Globalgate and the companies in which it has invested are involved in the internet and e-business. Such companies are trying to establish their products or market niches in such business lines. There is no assurance that any of those companies will be successful and establish themselves in such markets, will be able to maintain positions in such markets once established, or will be effective competitors. Further, rapid technological change in these markets and other factors could affect the ongoing long-term prospects for Globalgate and companies in which it has invested. There is no assurance that the Company will realize any return on its investment in Globalgate.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors of
Morrow Snowboards, Inc.
and Subsidiaries
dba Granite Bay Technologies

         We have audited the accompanying consolidated balance sheet of Morrow Snowboards, Inc. (an Oregon corporation) and subsidiaries, dba Granite Bay Technologies, (the "Company") as of January 1, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morrow Snowboards, Inc. and subsidiaries, dba Granite Bay Technologies, as of January 1, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, certain matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Supplemental Schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                 Certified Public Accountants

Sacramento, California
February 29, 2000, except for
         Note 19 as to which the date
         is March 27, 2000.

                                                 Perry-Smith LLP

                     INDEPENDENT PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors of
Morrow Snowboards, Inc.
and Subsidiaries
dba Granite Bay Technologies

We have audited the accompanying consolidated balance sheet of Morrow Snowboards, Inc. (an Oregon corporation, dba Granite Bay Technologies) and subsidiaries (the Company) as of December 26, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 26, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrow Snowboards, Inc. (dba Granite Bay Technologies) and subsidiaries as of December 26, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 26, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred significant losses in 1998 and had liquidity problems. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classifications of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts as of and for the years ended December 26, 1998 and December 27, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.

                                       Arthur Andersen, LLP

Portland, Oregon
June 17, 1999
         (except with respect to the discontinuance of the Westbeach operations discussed in Notes 1 and 18, as to which the date is November 12, 1999)

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          DBA GRANITE BAY TECHNOLOGIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                --------------------  ------------------
                               ASSETS                               January 1,          December 26,
                                                                       2000                 1998
                                                                --------------------  ------------------
 Current assets:
      Cash and cash equivalents                                  $          1,930      $       1,348
      Prepaid expense                                                         127                  -
      Refundable income taxes                                                  54                  -
      Net current assets of discontinued operations (Notes 4
      and 18)                                                               2,332              9,449
                                                                --------------------  ------------------

         Total current assets                                               4,443             10,797
                                                                --------------------  ------------------

 Property and equipment, at cost (Note 5)                                   3,061              3,108

 Other assets:
      Investments (Note 6)                                                  1,000                  -
      Net non-current assets of discontinued operations
         (Note 18)                                                             72              6,173
                                                                --------------------  ------------------

         Total other assets                                                 1,072              6,173
                                                                --------------------  ------------------

         Total assets                                            $          8,576      $      20,078
                                                                ====================  ==================

                              LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Line of credit (Note 8)                                    $             -       $       3,698
      Accounts payable                                                     2,796               3,053
      Accrued liabilities (Note 7)                                           502               2,321
      Accrued loss on disposal (Note 18)                                       -               1,498
      Debt and capital lease obligations (Notes 8 and 9)                     675               2,013
                                                                --------------------  ------------------

         Total current liabilities                                         3,973              12,583
                                                                --------------------  ------------------

 Commitments and contingencies (Note 10)

 Shareholders' equity (Note 11)
      Preferred stock, no par, 10,000,000 shares authorized,
          no shares issued or outstanding                                      -                   -
      Common stock, no par, 20,000,000 shares authorized,
          9,176,556 and 6,176, 556 shares issued and
          outstanding                                                     27,866              27,116
      Accumulated deficit                                                (23,252)            (19,602)
      Accumulated other comprehensive loss                                   (11)                (19)
                                                                --------------------  ------------------

         Total shareholders' equity                                        4,603               7,495
                                                                --------------------  ------------------

         Total liabilities and shareholders' equity              $         8,576       $      20,078
                                                                ====================  ==================




    The accompanying notes are an integral part of these financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          DBA GRANITE BAY TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   Year Ended
                                                               ----------------------------------------------------
                                                                 January 1,       December 26,       December 27,
                                                                    2000              1998               1997
                                                               ---------------- ----------------- ---------------
 Operating expense:
     General and administrative                                $           347  $            295  $           332
                                                               ---------------- ----------------- ----------------
 Operating loss                                                           (347)             (295)            (332)

 Other expense:
     Interest expense                                                      (27)                -                -
                                                               ---------------- ----------------- ----------------

 Loss from continuing operations                                           (374)            (295)            (332)
                                                               ----------------- ---------------- ----------------




 Income (loss) from discontinued apparel operations                      (3,309)          (4,939)               -
 Loss from discontinuance of apparel operations                            (132)               -                -
 Income (loss) from discontinued snowboard operations                       165           (7,402)          (6,688)
 Loss from discontinuance of snowboard operations                             -           (1,952)               -
                                                               ----------------- ---------------- ----------------
 Loss from discontinued snowboard and apparel operations
 (Note 18)                                                               (3,276)         (14,293)          (6,688)
                                                               ----------------- ---------------- ----------------

 Net Loss                                                      $         (3,650) $       (14,588) $        (7,020)
                                                               ================= ================ ================

 Net loss per common share:
     Loss from continuing operations - basic                   $           (.06) $          (.05)  $         (.06)
     Loss from continuing operations - diluted                 $           (.06) $          (.05)  $         (.06)
     Loss from discontinued operations - basic                 $           (.51) $         (2.31)  $        (1.18)
     Loss from discontinued operations - diluted               $           (.51) $         (2.31)  $        (1.18)
     Net loss - basic                                          $           (.57) $         (2.36)  $        (1.24)
     Net loss - diluted                                        $           (.57) $         (2.36)  $        (1.24)

 Weighted average number of shares used in computing per share amounts:
         Basic                                                        6,377,556        6,176,556        5,671,634
                                                               ================= ================  ===============

         Diluted                                                      6,377,556        6,176,556        5,671,634
                                                               ================= ================  ===============



     The accompanying notes are an integral part of these financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          DBA GRANITE BAY TECHNOLOGIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       Notes       Retained       Other
                                               Common Stock          Receivable    Earnings   Comprehensive
                                         --------------------------  For Common  (Accumulated    Income
                                            Shares       Amount        Stock        Deficit)      (Loss)       Total
                                         ------------- ------------ ------------ ------------ ------------ -------------
 Balance, January 1, 1997                    5,667,749  $   25,980   $      (94)  $     2,006  $        -   $  27,892
    Stock issued for acquisition (Note 2)      584,240       1,680                                              1,680
    Common stock options exercised              12,250          40                                                 40
    Repurchase of common stock                 (92,583)       (596)                                              (596)
    Warrant activity                             4,900          12                                                 12
    Comprehensive loss:
       Net loss                                                                        (7,020)                 (7,020)
       Change in translation adjustment                                                                50          50
                                                                                                           -------------
    Total comprehensive loss                                                                                   (6,970)
                                         ------------- ------------ ------------ ------------ ------------ -------------
 Balance, December 27,1997                   6,176,556      27,116          (94)       (5,014)         50      22,058
    Forgiveness of shareholder notes
       receivable                                                -           94                                    94
    Comprehensive loss:
       Net loss                                                  -            -       (14,588)          -     (14,588)
       Change in translation adjustment                          -            -             -         (69)        (69)
                                                                                                           -------------
    Total comprehensive loss                                                                                  (14,657)
                                         ------------- ------------ ------------ ------------ ------------ -------------
 Balance, December 26, 1998                  6,176,556      27,116            -       (19,602)        (19)      7,495
    Sale of stock (Note 12)                  3,000,000         750                                                750
    Comprehensive loss:
       Net loss                                                                        (3,650)                 (3,650)
       Translation adjustment                                                                           8           8
                                                                                                           -------------
    Total comprehensive loss                                                                                   (3,642)
                                         ------------- ------------ ------------ ------------ ------------ -------------
 Balance, January 1, 2000                    9,176,556  $   27,866   $        -   $   (23,252) $      (11)  $   4,603
                                         ============= ============ ============ ========================= =============





     The accompanying notes are an integral part of these financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          DBA GRANITE BAY TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             Years Ended
                                                     --------------------------------------------------------------
                                                         January 1,         December 26,         December 27,
                                                            2000                1998                 1997
                                                     ------------------- -------------------- ---------------------
 Cash flows from operating activities:
    Net loss                                          $           (3,650) $          (14,588)  $          (7,020)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Loss from discontinuance of operations                      1,267               1,952                   -
       Depreciation and amortization                                 758               2,209               1,593
       Loss on write-down of fixed assets                          2,659               2,745               1,568
       Loss on retirement of fixed assets                             30                  89                   -
       Deferred income taxes                                           -                 (30)                146
       Loss on forgiveness of shareholder notes
         receivable                                                    -                  94                   -
       Comprehensive loss                                              8                 (69)                 28
       Changes in operating assets and liabilities                                         -                   -
          (Increase) decrease in accounts receivable               3,339               1,215               5,155
          (Increase) decrease in inventories                       4,099               1,757                 732
          (Increase) decrease in prepaid expenses                    469                  32                  18
          (Increase) decrease in refundable income
            taxes                                                    (54)                285                (285)
          (Increase) decrease in other assets                       (431)               (292)               (252)
          Increase (decrease) in accounts payable                   (257)              1,405              (1,486)
          Increase (decrease) in accrued liabilities              (1,998)                899                (408)
          Increase (decrease) in accrued loss on
            disposal                                              (1,498)                  -                   -
                                                     ------------------- -------------------- ------------------
       Net cash provided by/(used in) operating
          activities                                               4,741              (2,297)               (211)
                                                     ------------------- -------------------- ------------------
 Cash flows from investing activities:
    Purchase of Investment                                        (1,000)                  -                   -
    Redemption of short-term investments                               -                   -               3,700
    Acquisition of Westbeach, net of cash acquired                     -                   -              (2,554)
    Acquisition of property and equipment                           (209)               (924)             (2,975)
    Proceeds from sale of equipment                                1,574                  81                   -
                                                     ------------------- -------------------- ------------------
       Net cash provided by/(used in)
         investing activities                                        365                (843)             (1,829)
                                                     ------------------- -------------------- ------------------
 Cash Flows From Financing Activities:
    Proceeds from issuance of common stock                           750                   -                  52
    Payments for repurchase of common stock                            -                   -                (596)
    Proceeds from issuance of term loan                              675               2,000                   -
    Principal payments on debt assumed from
      Westbeach                                                        -                   -              (3,271)
    Principal payments on long-term liabilities                   (2,251)               (142)               (275)
    Line of credit (payments) borrowings, net                     (3,698)              1,775               1,923
                                                     ------------------- -------------------- ------------------
       Net cash provided by/(used in)
         financing activities                                     (4,524)              3,633              (2,167)
                                                     ------------------- -------------------- ------------------
 Net Increase (decrease) in cash and cash
   equivalents                                                       582                 493              (4,207)
 Cash and cash equivalents at beginning of year                    1,348                 855               5,062
                                                     ------------------- -------------------- ------------------
 Cash and cash equivalents at end of year             $            1,930  $            1,348   $             855
                                                     =================== ==================== ===================




     The accompanying notes are an integral part of these financial statements.

                             MORROW SNOWBOARDS, INC.
                          dba GRANITE BAY TECHNOLOGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         DESCRIPTION OF BUSINESS

         Morrow Snowboards, Inc. and subsidiaries, dba Granite Bay Technologies (the "Company"), headquartered in Salem, Oregon, was organized in October 1989 to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States as well as international distributors in several foreign countries. On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd., a manufacturer, wholesaler and retailer of snowboarding apparel and casual clothing. Westbeach has three subsidiaries, an Austrian organization whose principal activity consists of a European sales warehousing operation, a United Kingdom organization consisting of European sales and a Washington State corporation whose principal activity is U.S. retail sales. On March 26, 1999, the Company sold all of its "Morrow" intellectual property, along with all 1999-2000 snowboard inventories and its snowboard and binding production equipment to K2 Acquisitions Inc. ("K2"). On November 12, 1999, a subsidiary of the Company, Westbeach Canada ULC, sold all of its "Westbeach" operations, along with all apparel inventories to Westbeach Sports, Inc. The results of operations for these business segments have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations. (Note 18)

         The consolidated financial statements include the wholly owned subsidiaries, Westbeach Canada ULC, a Nova Scotia unlimited liability company and Morrow International, Inc., a Guam foreign sales corporation as well as the continuing operations expenses. All significant intercompany accounts and transactions have been eliminated.

         GOING CONCERN

         The Company incurred net losses of $3,650,000, $14,588,000 and $7,020,000 in the fiscal years ended 1999, 1998 and 1997, respectively. Commencing in 1998, management evaluated its ability to continue under the then existing corporate structure and determined to sell the snowboard, boot and binding business. In addition, in 1999 a subsidiary of the Company sold its Westbeach operations. The results of operations for 1999, 1998 and 1997 reflect the losses incurred in connection with the discontinuance of operations, including impairment write-downs of equipment and other assets of $2,659,000, $2,745,000 and $1,568,000, respectively (Note 5). Accordingly, as of January 1, 2000, the Company had no revenue generating operations. Also, as of December 26, 1998, and continuing into fiscal 1999, the Company had liquidity problems, and was in default with its debt covenants. In addition, as a result of these issues, the Company had to restructure its payables to creditors which are now secured by the Company's property.

         The Company completed a $4,350,000 private placement of common stock subsequent to year end (Note 19). Consistent with management's strategic plans for the Company, the proceeds for the offering were used to facilitate the acquisition of certain manufacturing companies (Note 19). Management believes that these companies will generate sufficient net income and liquidity to sustain the Company's operations. Further, in the event of a capital shortfall, management of the Company believes that it has the ability to raise additional equity capital. However, there can be no assurances that the Company's recent acquisitions will operate profitably or that management will be successful in raising additional equity capital.

         The matters described above raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.       WESTBEACH

         ACQUISITION.

         On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd. (Westbeach) in exchange for 584,240 newly-issued shares of the Company's common stock valued at $1,680,000, cash of approximately $2,251,000 and fees and expenses of $425,000. Subsequent to the acquisition, Westbeach was merged into Westbeach Canada ULC, a wholly owned subsidiary of the Company. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value (which approximated historical carrying value) of the net assets acquired allocated to goodwill. The operations of Westbeach have been included in the accompanying financial statements since the date of acquisition, and are reflected in discontinued operations.

         SALE

         In October 1999, Westbeach's Bellevue, Washington retail store lease, inventory and trade fixtures were sold for approximately $196,000, with the payment amount including the assumption of accounts payable related to that store's inventory, assumption of the retail store lease (including a release of Westbeach) and the payment of the balance of the purchase price of approximately $48,000 payable in installments without interest based on subsequent store sales on January 5, 2000 and December 31, 2000.

         The Company's wholly-owned subsidiary, Westbeach Canada ULC, a Nova Scotia unlimited liability company ("Westbeach") on November 12, 1999, sold substantially all its assets, including its remaining two retail stores in Vancouver and Whistler, British Columbia, and its apparel line, together with the Westbeach trademarks, to a British Columbia corporation for $2,680,000 (Note
18).

3.       SIGNIFICANT ACCOUNTING POLICIES

         FISCAL YEAR

         Effective January 1, 1997, the Company changed its year-end from a calendar year end to a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the 1999 fiscal year ended on January 1, 2000, whereas the prior fiscal years ended on December 26, 1998 and December 27, 1997, respectively.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with a maturity of three months or less.

         FINANCIAL INSTRUMENTS

         A financial instrument is cash or a contract that imposes or conveys a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of January 1, 2000 and December 26, 1998.

         INVENTORIES

         Inventories for discontinued operations are stated at the lower of cost or market using standard costs or average costs, which approximate the first-in, first-out (FIFO) method. Costs for valuation of manufacturing inventory are comprised of labor, materials (including freight and duty) and manufacturing overhead.

         INVESTMENTS

         Investments, as of January 1, 2000, consist of equity securities deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within shareholder's equity. There were no unrealized gains or losses for the year ended January 1, 2000.

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

         GOODWILL AND OTHER LONG LIVED ASSETS

         Prior to the sale of Westbeach operations, the Company recorded an impairment loss on goodwill in 1999 of $1,135,000. Goodwill was previously being amortized over 15 years using the straight-line method and was net of amortization of $312,000 at December 26, 1998. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on non-discounted projected earnings. If the valuation indicates that non-discounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded.

         WARRANTY COSTS

         The Company offers a one-year warranty on its products. The Company provides for anticipated warranty expense related to products sold, which is reflected in discontinued operations.

         ADVERTISING AND PROMOTION COSTS

         Advertising and promotion costs are expensed as incurred and included in selling, marketing and customer service expenses. There were no advertising and promotion expenses for continuing operations in 1999. These same expenses related to discontinued operations were $1,001,000, $1,456,000 and $1,440,000 in 1999, 1998 and 1997, respectively.

         REVENUE RECOGNITION

         The Company recognized revenue from the sale of its products, from discontinued operations, when the products were shipped to customers or for retail sales when the customer took the product.

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

         STOCK-BASED COMPENSATION PLANS

         The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as described in Note 11.

         PRODUCT DEVELOPMENT COSTS

         Expenditures associated with the development of new products and improvements to existing products are expensed as incurred. There were no product development expenses for continuing operations in 1999. These same expenses related to discontinued operations were $175,000, $2,197,000 and $932,000 in 1999, 1998 and 1997, respectively.

         NET LOSS PER SHARE

         The shares used in the calculation of net loss per share are computed as follows:

                                                                                     Year Ended
                                                                ------------------------------------------------------
                                                                   January 1,        December 26,      December 27,
                                                                      2000               1998              1997
                                                                -----------------  -----------------  ----------------
Shares:
   Weighted average shares outstanding for basic EPS                 6,377,556          6,176,556         5,671,634
   Stock option and convertible debenture dilution(1)                        -                  -                 -
                                                                -----------------  -----------------  ----------------
   Weighted average shares outstanding for diluted EPS               6,377,556          6,176,556         5,671,634
                                                                =================  =================  ================

(1)The effect of potential common securities of 550,448, 398,998 and 80,464 shares for 1999, 1998 and 1997, respectively, are excluded from the dilutive calculation as their effect would be anti-dilutive.

         FOREIGN CURRENCY TRANSLATION

         The financial statements of the Company's foreign subsidiaries are translated into U. S. dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates for the period for revenues and expenses. Adjustments resulting from translating foreign functional currency balance sheet components into U.S. dollars are included in other comprehensive income (loss) in the Consolidated Statements of Shareholders' Equity.

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

         RECLASSIFICATIONS

         Certain reclassifications have been made to prior year balances to conform to classifications used in l999. Such reclassifications have no effect on previously reported results of operations.

4.       INVENTORY

         Inventory, included in net current assets of discontinued operations, consisted of the following (in thousands):

                                                                January 1,      December 26,
                                                                   2000             1998
                                                              ---------------  ----------------
 Total discontinued operations inventory, net                $         70     $       4,169
                                                              ===============  ================

5.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following (in thousands):

                                                     January 1,     December 26,
                                                        2000             1998
                                                    -------------   -------------
Property:
  Building and improvements                        $       3,300   $       3,204
  Land                                                       500             500
                                                    -------------   -------------
                                                           3,800           3,704

         Less accumulated depreciation                      (739)           (596)
                                                    -------------   -------------
Property for continuing operations, net            $       3,061   $       3,108
                                                    -------------   -------------

Equipment, fixtures and other assets for dis-
   continued operations, net                       $          72   $       2,178
                                                    =============   =============


         Included in equipment from discontinued operations was $479,000 of equipment under capital lease as of December 26, 1998.

         As discussed in Note 1, the Company performed an evaluation of its machinery, equipment and other assets and, as a result, recognized impairment write-downs primarily related to discontinued operations of $2,659,000, $2,745,000 and $1,568,000 in 1999, 1998 and 1997, respectively.

6.       INVESTMENTS

         In November and December 1999, the Company acquired 1,000,000 shares of participating convertible preferred stock of an unrelated company. These equity securities have been deemed available-for-sale and are reported at fair value. There were no unrealized gains or losses at January 1, 2000.

7.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following (in thousands):

                                                                  January 1,          December 26,
                                                                     2000                 1998
                                                                 --------------      ---------------
           Accrued commissions                                  $        46         $       361
           Accrued payroll and related liabilities                       27                 456
           Accrued inventory purchases                                  128                 504
           Accrued warranty                                              17                 464
           Other                                                        284                 536
                                                                 --------------      ---------------
              Total accrued liabilities                         $       502         $     2,321
                                                                 ==============      ===============

8.       DEBT

         Debt consisted of the following:

                                                                                                  January 1,    December 26,
                                                                                                     2000           1998
                                                                                                -------------- --------------
                                                                                                       (in thousands)
              Operating  line  of  credit  with  Foothill   Capital   Corporation  of  up  to
                 $10,000,000  collateralized  by  accounts  receivable,  inventory,  personal property,  investment  property,  intangibles and all deposit  accounts.  An unused line fee equal to 0.25% per annum times the  average  unused  portion of the  maximum  revolving  amount was  assessed on the first of each month.
                 Monthly  interest  payments  were made at the Lender's  Reference  Rate plus
                 0.5% to 1.5%  depending on the principal  amount  outstanding  when combined with  the  term  loan,  yielding  a  total  interest  rate  of  8.75%  as of
                 December 26, 1998; retired in 1999.                                                      -        $3,698

              Term loan with Foothill Capital Corporation of $2,000,000,  secured by land and
                 buildings.   Monthly   installments  in  the  amount  of  $41,667  were  due
                 beginning  May 1999  and bore  interest  at a rate of 0.5% to 1.5%  over the
                 Lender's  Reference Rate depending on the principal amount  outstanding when combined with the operating  line of credit,  yielding a total interest rate
                 of 8.75% as of December 26, 1998; retired in 1999.                                       -         2,000

              Secured note payable;  interest  only payments are due in monthly  installments of $6,750 at 12%;  principal balance due and payable in full June 28,  2000.
                 Secured by first deed of trust on property held for rent.                           $  675             -
                                                                                                -------------- --------------

                                                                                                     $  675        $5,698
                                                                                                ============== ==============

         The Foothill credit facility, retired in 1999, included a revolving line of credit up to $10,000,000, including an inventory subline of up to $3,500,000, a letter of credit subline up to $5,000,000, and a term loan of $2,000,000. At December 26, 1998, the Company had borrowed approximately $5,698,000 under the credit facility which includes the $2,000,000 term loan and $3,698,000 under the revolving line of credit. In addition, at December 26, 1998, the Company had outstanding letters of credit of $331,000 under the letter of credit subline.

The credit facility was secured by substantially all of the Company's assets. The credit facility contains various covenants that require the Company, among other things, to meet certain objectives with respect to net worth, an "earnings before income taxes" test as defined in the credit facility and capital expenditures limitations. As of December 26, 1998, the Company was not in compliance with the "earnings before income taxes" test or the Tangible Net Worth test, and accordingly, all long-term debt balances were classified as current. In 1999, Foothill issued a letter of default under Section 2.5 of the loan agreement as a result of continued over advance of obligations owing in excess of advance limitations set forth in the loan. The Company incurred a default interest rate of 5.5% above the Lender's Reference Rate on outstanding balances and 5.5% above the Lenders Reference Rate on outstanding letters of credit, as required by the loan agreement from the date of default to the date of retirement.

9.       CAPITAL LEASE OBLIGATIONS

         Substantially all of the Company's capital lease obligations were related to the snowboard operations. K2 assumed the snowboard-related obligations during the purchase that occurred on March 26, 1999, therefore, such obligations have been netted against the assets of discontinued operations in the accompanying Consolidated Balance Sheet.

         Other capital lease obligations of the Company at December 26, 1998 were $13,000.

10.      COMMITMENTS AND CONTINGENCIES

         The Company is obligated under a single operating lease for office space at $983 per month through September 2000.

         LEGAL MATTERS

         The Company is party to various legal matters which if settled unfavorably to the Company in the aggregate would have a material effect on the Company's financial position and results of operations. While the Company believes it has a reasonable basis in these cases and intends to vigorously defend itself, the Company cannot estimate the probable outcome, and no assurance can be given that the Company will be successful. The most significant legal matter is as follows:

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

11.      SHAREHOLDERS' EQUITY

         STOCK OPTION PLANS

         In 1990, the Company adopted a stock option plan (the "Plan") for selected executives, employees and directors and reserved 490,000 shares of common stock for issuance under the Plan. In 1995, the Plan was amended to increase the number of shares of common stock under the Plan to 1,102,500. The Plan was again amended by the Board of Directors in 1997 to change the name of the Plan, add certain additional types of equity grants, provide for acceleration of vesting on certain changes in control or sale of substantially all of the Company's assets and a number of immaterial changes to update, modernize and reorganize the Plan, which amendment was also approved by the Company's shareholders. The Plan permits the granting of options for terms not to exceed ten years from the date of grant. The options generally vest ratably over a four-year period and are exercisable subject to terms established in the Plan document. The exercise price of the options granted under the Plan must be equal to or greater than the fair market value of the shares on the date of grant for incentive stock options and not less than 85 percent of the fair market value for nonqualified stock options. The exercise price of the options granted by the Company has generally been equal to or greater than fair market value at the date of grant. Fair market value for periods prior to the Company's initial public offering were determined by the Board of Directors without an independent valuation. Information regarding the Plan is shown below:

                                                                                   Weighted
                                                            Number                 Average               Aggregate
                                                           of Shares            Exercise Price             Price
                                                      -------------------      ----------------       -----------------
     Options outstanding at January 1, 1997                  565,724        $        $5.30          $     2,999,000
         Options granted                                      83,750                  3.90                  326,000
         Options reissued                                     90,500                  9.20                  833,000
         Options lapsed/cancelled                           (183,300)                 8.57                (1,570,000)
         Options exercised                                   (12,250)                 3.27                  (40,000)
                                                      -------------------      ----------------       -----------------
     Options outstanding at December 27, 1997                544,424                  4.68                2,548,000
         Options granted                                     116,250                  1.33                  154,600
         Options lapsed/canceled                            (261,676)                 4.57                (1,194,600)
                                                      -------------------      ----------------       -----------------
     Options outstanding at December 26, 1998                398,998                  3.78                1,508,000
         Options granted                                     280,000                  0.25                   70,000
         Options lapsed/canceled                            (128,550)                 4.41                  (566,819)
                                                      -------------------      ----------------       -----------------
     Options outstanding at January 1, 2000                  550,448          $      $1.84          $    $1,011,181
                                                      ===================      ================       =================

         In August 1995, certain employees exercised their stock options in exchange for notes receivable. The notes bore interest at 10 percent per annum and were due and payable August 1, 1997. However, the shareholders were unable to satisfy the notes as they became due. Accordingly, the December 26, 1998 financial statements reflect a $94,000 forgiveness of such notes as a component of discontinued operations.

         In 1995, the shareholders approved the Stock Option Plan for Non-Employee Directors (the "Directors Plan"), which plan reserved 122,500 shares of the Company's common stock for future grants to eligible Directors (as defined in the Directors Plan). Options granted pursuant to the Directors Plan reduced the number of underlying shares available under the Plan on a one-to-one basis. The Directors Plan provided for an annual grant of 2,450 shares of common stock to each eligible Director immediately following each annual meeting of shareholders commencing with the 1996 annual meeting. Grants were made at the fair market value of the common stock on the date of grant and were fully vested after six months. The Directors Plan was discontinued in October 1999.

         In October 1999, the Board of Directors adopted the Morrow Snowboards, Inc. 1999 Stock Option Plan for Non-Employee Directors. This plan provides for the issuance of up to 300,000 shares of the Company's common stock to existing directors and, in the case of extra service or duties, to past directors. Unless otherwise provided in the option grant, the options vest over the year following the date of grant and expire after the later of (i) five years after the date of grant or (ii) five years after termination as a director. Fully-vested options to purchase 210,000 shares of stock at an exercise price of $0.25 per share were issued during 1999.

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

         The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999, 1998 and 1997 using the Black-Scholes option pricing model, using the following weighted average assumptions for grants for the years ended:

                                     January 1, 2000           December 26, 1998         December 27, 1997
                                     ---------------           -----------------         -----------------
Risk-free interest rate                   5.7%                        5.3%                      6.0%
Expected dividend yield                   0.0%                        0.0%                      0.0%
Expected lives (years)                    6.0                         6.0                       6.0
Expected volatility                      53.8%                       99.1%                     64.3%

         Using the Black-Scholes methodology, the total value of options granted during 1999, 1998 and 1997 was $34,000, $114,000 and $752,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value per share of options granted during 1999, 1998 and 1997 was $0.14, $0.98 and $4.32, respectively.

         If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below, for the years ended January 1, 2000, December 26, 1998 and December 27, 1997 (in thousands except per share data):

                                 January 1, 2000                December 26, 1998            December 27, 1997
                          -------------------------------------------------------------------------------------------
                            As Reported    Pro Forma       As Reported     Pro Forma      As Reported    Pro Forma
                          ------------------------------  ----------------------------  -----------------------------
Net loss                     $(3,650)       $(3,893)        $(14,588)      $(14,898)       $(7,020)      $(7,366)
Net loss per share:
   Basic                     $ (0.57)       $ (0.61)         $ (2.36)      $ (2.41)        $ (1.24)      $ (1.35)
   Diluted                   $ (0.57)       $ (0.61)         $ (2.36)      $ (2.41)        $ (1.24)      $ (1.35)

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years. The following table summarizes information about stock options outstanding at January 1, 2000:

                                          Options Outstanding                              Options Exercisable
                        --------------------------------------------------------    ----------------------------------
                                                                                      Number of
                                                Weighted                                Shares            Weighted
                           Number of            Average             Weighted         Exercisable          Average
                            Shares             Remaining            Average               at              Exercise
Range of Exercise       Outstanding at        Contractual        Exercise Price       January 1,         Price per
 Price per Share        January 1, 2000       Life (Years)         per Share             2000              Share
-------------------     ----------------    -----------------    ---------------    ---------------    ---------------
$ 0.01  -  $5.00            495,648               5.9                 $1.34           484,382              $1.38
$ 5.01  -  $10.00             9,450               6.7                 $6.41             9,450              $6.41
$10.01 -$12.00               45,350               5.9                 $6.25            45,050              $6.29
                        ----------------    -----------------    ---------------    ---------------    ---------------
  Total/Average             550,448               5.9                 $1.84           538,882              $1.87
                        ================    =================    ===============    ===============    ===============

         Total options exercisable at January 1, 2000, December 26, 1998 and December 27, 1997, were 538,882, 275,648, and 360,827, respectively, at a weighted average exercise price per share of $1.87, $4.38, and $4.19, respectively.

         STOCK WARRANTS

         The Company, from time to time, has issued stock warrants as payment for fees, interest and services rendered. At January 1, 2000, December 26, 1998 and December 27, 1997, the Company had outstanding warrants to purchase 34,300, 34,300 and 58,801 shares of common stock, respectively. The warrants are exercisable at a weighted average exercise price per share of $2.45. Warrants are valued at the excess of the fair value of the common stock over the exercise price at the date of the grant. Any excess of the fair value over the exercise price of the common stock at the date of grant is recognized as a capital contribution to warrants outstanding and corresponding expense. In 1999 and 1998, no warrants to purchase common stock were exercised. During 1997, warrants to purchase 4,900 shares of common stock were exercised at a weighted average exercise price of $2.45. During 1998, 24,501 warrants lapsed and none were granted. During 1999 and 1997, no warrants were granted or lapsed.

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

         REPURCHASE OF COMMON STOCK

         On December 18, 1996, the Board of Directors passed a resolution to repurchase and retire up to 300,000 shares of the Company's outstanding common stock. During 1999 and 1998, there were no shares repurchased. During 1997, 92,583 shares of common stock were repurchased and retired.

12.      RELATED PARTY TRANSACTIONS

         During 1995, related party notes for $110,000 bearing interest at 10 percent per annum were issued in exchange for employee stock options. During 1998, these notes, with a balance remaining of $94,000, were forgiven, as the shareholders were unable to satisfy the notes as they became due.

         The Company, pursuant to an agreement, retained Pacific Crest Securities, Inc. ("Pacific Crest") to act as its investment banking representatives in connection with the Westbeach acquisition in 1997. A former director of the Company, who was a director at the time of acquisition, is also an officer and director of Pacific Crest. In connection with this agreement, the Company paid Pacific Crest fees and expenses of approximately $113,000. The Company believes that the agreement with Pacific Crest was on terms comparable to those in the market place.

         During 1999, 1998 and 1997, the Company purchased certain manufacturing tooling and supplies from Morrow Aircraft Corporation ("MAC"), a company owned by shareholders of the Company, including a shareholder who is also a Company director. The Company recorded $-0-, $72,000 and $105,000 of manufacturing expenses and capitalized $47,000, $245,000 and $448,000 for tooling related to these transactions, respectively. All such purchases were related to the discontinued snowboard operations. The Company believes that the agreement with MAC was on terms comparable to those in the market place.

         Capitol Bay Management, Inc. ("CBM") purchased 3,000,000 shares of the Company's common stock at a price of $.25 per share during l999. Subsequent to the purchases of the stock, one of the owners of CBM became a director of the Company. The Company believes that such purchases were made at fair market value for the common stock.

13.      INCOME TAXES

         The provisions for income taxes consist of taxes currently due plus deferred taxes for the net change in items with different bases for financial and income tax reporting purposes. The items with different bases are primarily fixed assets, allowance for doubtful accounts, accrued liabilities for discontinued operations, employee vacation, and inventory and warranty reserves. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled, using enacted marginal income tax rates in effect when the differences are expected to reverse. Deferred tax assets are recognized for operating losses and tax credits that are available to offset future federal income taxes. Net deferred taxes consist of the following tax effects relating to temporary differences and carryforwards:

                                                                           January 1,            December 26,
                                                                              2000                   1998
                                                                       -------------------   ----------------------
                                                                                     (in thousands)
Deferred Tax Assets:
     Accrued expenses and reserves                                      $           494       $          3,043
     Depreciation                                                                   145                      -
     Net operating loss and tax credit carryforwards                              8,827                  5,716
                                                                       -------------------   ----------------------
         Gross deferred tax assets                                                9,466                  8,759
     Less valuation allowance                                                    (9.466)                (8,129)
                                                                       -------------------   ----------------------
         Net deferred tax asset                                                                            630
Deferred Tax Liabilities:
     Depreciation and amortization                                                                        (630)
                                                                       -------------------   ----------------------
         Net deferred tax assets (liability)                            $             -       $              -
                                                                       ===================   ======================

         At January 1, 2000 and December 26, 1998, the Company had an estimated federal net operating loss carryforward of approximately $22,636,000 and $14,585,000, respectively, expiring through 2019 (Note 19). For the years ended January 1, 2000 and December 26, 1998, the Company increased its valuation allowance $1,337,000 and $5,141,000, respectively. A valuation allowance has been established due to the uncertainty of realizing deferred tax assets (Note
19).

         The components of income tax (benefit) expense for both continuing and discontinued operations are as follows (in thousands):

                                                                                    Years Ended
                                                            ------------------------------------------------------------
                                                               January 1,           December 26,          December 26,
                                                                  2000                  1998                  1997
                                                            ----------------      -----------------     ----------------
    (Benefit) expense for income taxes:
      Current:
        Federal                                           $          -          $             -       $          (275)
        Foreign                                                      -                       30                     -
                                                            ----------------      -----------------     ----------------
            Total                                                    -                       30                  (275)
        Deferred                                                 (1,337)                 (5,171)               (2,842)
        Valuation allowance                                       1,337                   5,141                 2,988
                                                            ----------------      -----------------     ----------------
    Total benefit for income taxes                        $          -          $             -       $          (129)
                                                            ================      =================     ================

        Tax benefit recorded in:

            Continuing operations                         $          -          $             -       $            -
            Discontinued operations                       $          -          $             -       $          (129)

         A reconciliation of the income tax at the federal statutory income tax rate to the income tax benefit as reported is as follows:

                                                                              Years Ended
                                                        -----------------------------------------------------------
                                                           January 1,         December 26,        December 26,
                                                              2000                1998                1997
                                                        -------------------- -----------------  -------------------
Benefit computed at statutory rates                               (34.0)%          (34.0)%            (34.0)%
State taxes, net of federal benefit                                (4.4)            (4.4)              (4.4)
Change in valuation allowance                                      38.4             35.2               41.8
Other                                                                 -              3.2               (5.2)
                                                        -------------------- -----------------  -------------------
         Income tax benefit as reported                               -%               - %             (1.8)%
                                                        ==================== =================  ===================

14.      CASH FLOW ACTIVITIES

         Cash flow activities are as follows (in thousands):

                                                                                  Years Ended
                                                            ---------------------------------------------------------
                                                             January 1,          December 26,         December 27,
                                                                2000                 1998                 1997
                                                            --------------    -------------------    ----------------
Supplemental disclosure:
    Cash paid for interest                               $          100    $               483    $           80
    Cash paid for income taxes                                        -                     54               440
Noncash transactions:
    Assets acquired under capital lease                               -                      -               182

In 1997, the Company purchased all of the outstanding securities of Westbeach Snowboard Canada Ltd. for cash and common stock of $4,356,000. In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

                  Fair value of assets acquired, including goodwill              $ 9,241
                  Cash paid for the securities, including expenses                (2,676)
                  Common stock issued for the securities                          (1,680)
                  Cash received from Westbeach                                      (122)
                                                                                 --------

                  Liabilities assumed                                            $ 4,763
                                                                                 =======

15.      CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments, short-term investments and trade receivables. The Company places its temporary cash investments and short term investments with high quality financial institutions.

16.      EMPLOYEE SAVINGS PLAN

         The company created an employee savings (the "Savings Plan") plan on July 1, 1996, under the provisions of Section 401(k) of the Internal Revenue Code. The Savings Plan covered substantially all full-time employees. The Company's matching contributions took two forms; a basic matching contribution of 30 percent of employee contributions, and a discretionary supplemental matching contribution based upon parameters set by management on an annual basis.

         The Company terminated the Savings Plan in December 1999. Participants are fully vested in their 401(k) contributions and matching contribution accounts. Company matching contributions in 1999, 1998 and 1997 were $11,372, $27,000 and $36,000, respectively.

17.      SEGMENT AND GEOGRAPHIC REPORTING

         Under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), public companies are required to disclose certain information about the enterprise's reportable segments. No continuing reportable segments existed for the years ended January 1, 2000, December 26, 1998 and December 27, 1997.

18.      DISCONTINUED OPERATIONS

         On March 26, 1999, the Company sold all of its right, title and interest in and to the "Morrow" and "Morrow Snowboards" names and the other trademarks, trade names and service marks to K2 Acquisitions, Inc. ("K2"). In addition, K2 purchased all of the machinery, equipment and tooling used for manufacture of snowboards and bindings; rights to the machinery, equipment and tooling that is leased by the Company; all of the Company's snowboard inventory for the 1999/2000 season; purchase orders reflecting sales orders received and accepted by the Company prior to the date of sale; trademark licensing agreement and international distribution agreement and all of the Company's rights, claims, credits, causes of action or rights of set-off against third parties relating to the assets. In consideration of the sale, conveyance, assignment, transfer and delivery of the assets, the Company was paid $3.2 million.

         In October 1999, Westbeach's Bellevue, Washington retail store lease, inventory and trade fixtures were sold for approximately $196,000, with the payment amount including the assumption of accounts payable related to that store's inventory, assumption of the retail store lease (including a release of Westbeach) and the payment of the balance of the purchase price of approximately $48,000 payable in installments without interest based on subsequent store sales on January 5, 2000 and December 31, 2000.

         On November 12, 1999, Westbeach sold substantially all its assets, including its remaining two retail stores in Vancouver and Whistler, British Columbia, and its apparel line, together with the Westbeach trademarks, to Westbeach Sports, Inc., a British Columbia corporation, not affiliated with either the Company or Westbeach. The purchase price for the assets sold was $2,680,000. The sale was pursuant to an Asset Purchase Agreement that contained certain representations and warranties by Westbeach to the buyer and indemnification of the Buyer by Westbeach in certain events for certain liabilities or any inaccuracies in such representations and warranties. The sale price is subject to adjustment, based on the final inventory and accounts receivable counts, and there was a $100,000 holdback to fund certain adjustments.

         As a result of these transactions, the net book value of the assets purchased and liabilities assumed at January 1, 2000 and December 26, 1998, have been shown as net current and non-current assets of discontinued operations in the Consolidated Balance Sheets, and include the following (in thousands):

                                                                   January 1,          December 26,
                                                                      2000                 1998
                                                                ------------------   -----------------
        Accounts receivable, net                               $            1,504   $           4,843
        Inventory                                                              70               4,169
        Prepaid expense                                                         -                 596
        Other assets                                                          758                 119
        Current capital lease obligations                                       -                 (99)
        Accrued liabilities                                                                      (179)
                                                                ------------------   -----------------
             Net current assets of discontinued operations                  2,332               9,449
                                                                ------------------   -----------------
        Equipment, fixtures, and other assets (net of
             accumulated depreciation and reserve for
             write-downs of $218 and $6,461)                                   72               2,178
        Goodwill, net                                                           -               3,926
        Other non-current assets, net                                           -                 208
        Long-term capital lease                                                 -                (139)
                                                                ------------------   -----------------
             Net non-current assets of discontinued
             operations                                                        72               6,173
                                                                ------------------   -----------------
        Total net assets of discontinued operations            $            2,404   $          15,622
                                                                ==================   =================

         Operating results of the snowboard and apparel operations for 1999, 1998 and 1997 are shown separately in the consolidated statements of operations as income (loss) from discontinued operations, net of tax. The net loss on the sale of snowboard operations has been reflected in the 1998 consolidated statement of operations as loss from discontinuance of snowboard operations as has the accrued operating loss of the snowboard segment for the period from year-end to the date of the sale. The net loss on the sale of the apparel operations has been reflected in the 1999 consolidated statement of operations as loss from discontinuance of apparel operations as has the accrued operating loss of the apparel segment for the period from year-end to the date of the sale. The discontinued operating results include an allocation of consolidated net interest expense based on net assets. The net interest expense allocated was $96,000, $671,000 and $87,000 in l999, l998 and 1997, respectively. Sales of discontinued snowboard operations of $86,000, $15,991,000 and $18,443,000 in 1999, 1998 and 1997, respectively, were excluded from revenues in the consolidated statements of operations. Sales of discontinued apparel operations of $9,022,000, $9,428,000 and $1,810,000 in 1999, 1998 and 1997, respectively, were excluded from revenues in the consolidated statement of operations. The consolidated statements of cash flows have not been restated to reflect discontinued operations presentation.

19.      SUBSEQUENT EVENTS

         INTERNATIONAL DISPLAYWORKS, INC. ACQUISITION

         On January 31, 2000, the Company acquired 100% of the outstanding shares of International DisplayWorks, Inc., ("IDW") a Delaware corporation, headquartered in Rocklin, California.

         IDW, after the acquisition of the companies described below, is engaged in the design, manufacturing and worldwide distribution of liquid crystal displays (LCDs), modules and assemblies for major OEM applications in telecommunications, automotive, industrial, medical and consumer products. The acquisition was accomplished by the issuance of 2,680,000 shares of Morrow's Common Stock to the IDW shareholders in exchange for their common stock and will be accounted for by the purchase method of accounting.

         Concurrently, IDW through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd. ("IDWHK"), acquired 100% of the shares of MULCD Microelectronics Company Ltd. ("MULCD") and Vikay Shenzhen Technology Development Company, Ltd. ("VKSTD"). MULCD and VKSTD are engaged in the manufacturing and assembly of LCDs and modules in Peoples Republic of China. MULCD and VKSTD manufacture LCDs and assemblies for the USA, Europe and Far East markets. The acquisition, which will be accounted for as a purchase, required an initial payment of $4.2 million with the balance due in two installments:
$600,000, due on May 1, 2000, and $3.945 million, due May 31, 2000.

         Estimated and unaudited combined financial information for IDW, IDWHK, MULCD and VKSTD for the year ended December 31, 1999 is as follows (in thousands):

                  Total assets                                    $   24,319
                  Net sales                                       $   24,147
                  Net loss                                        $   (1,042)

         Due to the discontinuation of its snowboard and apparel operations and the purchase of the companies described above, the Company does not meet the continuity of operations requirements of Internal Revenue Code Section 382. Accordingly, $22,636,000 in net operating losses described in Note 13 will not be available to offset future Federal income taxes, if any.

         COMMON STOCK SALE

         Subsequent to year end, the Company completed a private placement to accredited investors for $4,350,000, or $.75 per share, through the issuance of 5,800,000 common shares. A registered broker/dealer owned by a stockholder and member of the Company's Board of Directors was compensated $522,000 and issued warrants to purchase 580,000 shares of common stock at $.75 per share, as placement agent and lead broker for the offering.

                                   SCHEDULE II

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          DBA GRANITE BAY TECHNOLOGIES
                              SUPPLEMENTAL SCHEDULE
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                          AS OF AND FOR THE YEARS ENDED
            JANUARY 1, 2000, DECEMBER 26, 1998 AND DECEMBER 27, 1997

             THE FOLLOWING SCHEDULE HAS NOT BEEN RESTATED TO CONFORM
                    TO DISCONTINUED OPERATIONS PRESENTATION:

                                                   Balance at         Charged to                           Balance
                                                    Beginning         Costs and                             at End
Description                                         of Period          Expenses         Deductions*       of Period
-----------------------------------------------   --------------    ---------------   ----------------   -------------

DECEMBER 27, 1997

Allowances deducted from asset accounts:
      Allowance for doubtful accounts           $         134     $         960     $           (435)  $        659
      Obsolete inventory allowance                        136               888                 (489)           535

DECEMBER 26, 1998

Allowances deducted from asset accounts:
      Allowance for doubtful accounts           $         659     $         550     $           (143)  $      1,066
      Obsolete inventory allowance                        535             2,806                 (549)         2,792


JANUARY 1, 2000

Allowances deducted from asset accounts:
      Allowance for doubtful accounts           $       1,066     $         220     $           (280)  $      1,006
      Obsolete inventory allowance                      2,792                 -               (2,750)            42

*Balances written off, net of recoveries

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 14, 2000 and as previously reported in a Current Report on Form 8-k for January 14, 2000 and filed with the SEC on January 24, 2000 ("Form 8-k re Auditors"), Arthur Andersen, LLP ("Arthur Andersen") resigned as outside auditors for Morrow Snowboards, Inc. (the "Company"). The Company's Board of Directors, at a previously scheduled Board meeting on January 14, 2000, accepted Arthur Andersen's resignation and appointed the accounting firm of Perry-Smith LLP ("Perry-Smith") of Sacramento, California, as the Company's new outside auditors, subject to shareholder ratification of such appointment at the Company's next annual or, if called prior thereto, special shareholders' meeting. Due to the reduction in the Company's manufacturing and distribution activities, as well as the Company's expected future operations, the Board had determined that it did not need outside auditors with the resources and breadth of operations of Arthur Andersen and, based on a review of several accounting firms, selected Perry-Smith which has public company and international auditing experience.

         Arthur Andersen had included a "going concern" qualification in its audit report on the financial statements for the Company's two fiscal years ended December 27, 1997 and December 26, 1998, but did not in either of the financial statements include an adverse opinion or a disclaimer of opinion or a qualification or modification as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and any subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between the Company and the former auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former auditors, would have caused Arthur Andersen to make a reference to the subject matter of the disagreement in connection with its audit reports in such financial statements.

         Prior to engaging Perry-Smith, the Company consulted with Perry-Smith as to its qualifications, experience and ability to audit the Company's financial statements. The Company and Perry-Smith did not have any substantive discussions regarding the application of accounting principles to a specified transaction, either complete or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements and there are no reports nor written or oral advice provided by the new accountants, other than the expected costs of audits and accounting services and the accountants' experience, provided in deciding to retain Perry-Smith. Further, as noted, there was no matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K, promulgated by the Securities and Exchange Commission.

         Prior to Arthur Andersen's resignation, Arthur Andersen did not express a difference of opinion regarding any events listed in Item 304(a)(2)(v)(A) through (D) of Regulation S-K. Perry-Smith is expected to audit the Company's financial statements as of and for the period ended January 1, 2000 and December 30, 2000. Prior to filing with the SEC, the Company provided a copy of the Form 8-K re Auditors, as later filed, to both Arthur Andersen and Perry-Smith, requesting in the case of Arthur Andersen that Arthur Andersen furnish the Company with a letter addressed to the SEC stating whether is agrees with the statements made by the registrant in response to Item 304(a) of Regulation S-K herein. A copy of Arthur Andersen's letter evidencing no objection to the Company's responses in such Form 8-k was filed as an exhibit to that Form 8-k. The Company requested that Perry-Smith review that filing and indicated the Company would file any letter with the SEC submitted by Perry-Smith that contained any new information, any clarification of the Company's expression of its views herein, or the respects in which Perry-Smith did not agree with the statements made by the Company in such Form 8-k in response to Item 304(a) of Regulation S-K. Perry-Smith advised the Company that it had reviewed the filing and had no basis on which to submit a letter addressed to the SEC in response to
Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         On May 7, 1999, the Company reduced the size of its Board from seven
(7) to four (4) directors. Effective October 12, 1999, two of the directors, Erik Krieger and Maurice Bickert resigned. Also effective October 12, 1999, three new directors were added to the Board setting the Board size at five (5) directors. Set forth below is information on the current directors of the
Company:

         WILLIAM H. HEDDEN (age 45) from 1992 to present, has served as President and Chief Executive Officer of Consolidated Adjusting Inc. (construction insurance adjusting). From 1985 to 1992, Mr. Hedden served as Director of Burlingame Bancorp and its subsidiary, Burlingame Bank & Trust Co. From 1984 to 1984, Mr. Hedden served as Chairman of the Board of Bayhill Service Corporation, a mortgage banking subsidiary of Delta Federal Savings & Loan. From 1983 to 1987, Mr. Hedden served as Chairman of the Board and majority shareholder of Delta Federal Savings & Loan. Mr. Hedden has a Juris Doctor degree from Hastings College of the Law, San Francisco (1979), and a BA degree from Stanford University, Palo Alto, California (1975). He has been a director of the Company since October 1999.

         STEPHEN C. KIRCHER (age 46) Mr. Kircher has been Chairman of the Board of Directors of the Company since February 2000 and a Director since October 1999. He has been a director of IDW since its formation in June 1999. Since 1993, he has served as President & Chief Executive Officer and is majority owner of Capitol Bay Group, Inc. (holding company), and as President & Chief Executive Officer of Capitol Bay Securities, Inc. (securities and investment banking), and Capitol Bay Management, Inc. (investment company), both Capitol Bay Securities, Inc. and Capitol Bay Management, Inc. being wholly-owned subsidiaries of Capitol Bay Group, Inc. Prior to 1993, Mr. Kircher formed and managed Spinner Corporation, which engaged in leveraged buyouts of troubled companies. Mr. Kircher has extensive experience as a principal in equity private placements, sale and leaseback financing, multiple forms of debt financing, and initial public offerings. Mr. Kircher began his career with Dean Witter in 1975 before joining Bateman, Eichler, Hill & Richards, a regional investment banking firm in 1978. Mr. Kircher has a BA degree from the University of California, San Diego. Mr. Kircher has been Chairman of the Board of Directors of the Company since February 2000.

         THOMAS J. MANZ (age 50) since 1993 has been owner of TJM Enterprises, a real estate development, brokerage and financial services sole proprietorship. From 1984 to 1993, Mr. Manz was responsible for the renovation, expansion and management of Southgate Shopping Center, a 439,000 square-foot shopping center in Sacramento, California, as well as several other ventures in the real estate industry including property management, construction, real estate sales, and commercial landscaping. Mr. Manz is presently Chairman of the Board of Roseville First National Bank and has served as a Director of that bank since 1991. Mr. Manz has also served as a Director of Pacific Coast Bankers Bank since 1997. Mr. Manz received a Bachelor of Science degree from Iowa State University in 1971. He has been a director of the Company since October 1999.

         RAY E. MORROW, JR. (age 55) has served as a director of the Company since the Company's inception in October 1989. Mr. Morrow served as Chairman of the Board of the Company from June 1990 until January 1998 and as Chief Executive Officer of the Company from the Company's inception until May 1995. From January 1995 to April 1995, he served as President of the Company. In August 1996, Mr. Morrow founded Morrow Aircraft Corporation, a proposed manufacturer of aircraft incorporating composite materials technology, and has served as a director and Chairman of the Board of

Directors since that company's inception. In March 1982, Mr. Morrow founded II Morrow, Inc., served as its Chairman of the Board and Chief Executive Officer until its acquisition by United Parcel Service ("UPS") in 1986, and continued as Chief Executive Officer until 1987. Mr. Morrow was a founder and currently serves as a director of American Blimp Corporation, a manufacturer of airships used worldwide for advertising and surveillance. Mr. Morrow was a director of Lightship America, Inc., which leased airships for commercial advertising purposes and was acquired by American Blimp Corporation in December 1996.

         P. BLAIR MULLIN (age 46) has served as a director of IDW since February 2000. Mr. Mullin has served as Chairman of the Board of Granite Bay from April 1999 to February 2000 and as a Director of Granite Bay since October 1998. Mr. Mullin has also served as Granite Bay's President since May 1998 and as Chief Financial Officer since Granite Bay's acquisition of Westbeach Snowboard Canada Ltd. ("Westbeach") in November 1997. In addition, he has served as Treasurer and Secretary of Granite Bay since January 1998. Mr. Mullin served as President and Chief Executive Officer of Westbeach from July 1995 to November 1997, and, as Chief Executive Officer of Westbeach Canada, ULC, from May 1998 to present. Mr. Mullin was responsible for the sale of the snowboard manufacturing assets and the snowboard apparel trademarks in 1999. From 1992 to 1995, Mr. Mullin was a private business consultant, serving companies in distress situations. From 1988 to 1992, Mr. Mullin served as Chief Financial Officer of Bradbury International Equities Ltd., a holding company, and as General Manager of Padovano Foods, Inc., a food processing company, from 1990 to 1992. From 1982 to 1988, Mr. Mullin managed loan portfolios with banks in Toronto and Calgary, Canada, and Houston, Texas. Mr. Mullin received an MBA from the University of Western Ontario in 1982 and a Bachelor of Arts (Economics) degree from Wilfrid Laurier University in 1975.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         Set forth below is information on the executive officers of the
Company:

         NAME                      AGE               POSITION
         ----                      ---               --------

         Stephen C. Kircher(1)     46                Chairman of the Board

         P. Blair Mullin(1)        46                President, Chief Financial
                                                     Officer, Treasurer and
                                                     Secretary

(1)For information regarding Messrs. Kircher and Mullin, see "Item 10. Directors," above.

IDW'S OFFICERS AND BOARD OF DIRECTORS.

         PRINCIPAL EXECUTIVE OFFICERS

         ANTHONY G. GENOVESE, PRESIDENT AND CEO (age 57) founded IDW in June 1999 to purchase the shares of MULCD and VKSTD. IDW operated MULCD and VKSTD under a management contract with Vikay Industrial, (Singapore) Limited (Vikay), MULCD's and VKSTD's parent company, from August 1, 1999 through the acquisition of the PRC Companies on February 1, 2000. From 1997 to 1999, Mr. Genovese was President, joint member of the Office of the Chief Executive and member of Board of Directors of Vikay. Vikay entered Judicial Management, a form of bankruptcy proceeding in Singapore, in December 1997. Mr. Genovese was selected for this position by the Judicial Managers of Vikay. Vikay is a public company listed on the SESDAQ exchange in Singapore. In 1986, Mr. Genovese founded VGI, a joint venture company, with Vikay to market Vikay LCDs and to help Vikay enter the

LCD module business in the United States. He introduced custom products to major companies as ADEMCO, GE, Honeywell, Schlumberger, AT&T, Milton Bradley, Lifescan and White-Rogers. In 1992, VGI became a subsidiary of Vikay, Vikay America, Inc., and Mr. Genovese continued as President and CEO of Vikay America from 1992 to 1997.

         From 1976 to 1985, Mr. Genovese served as General Manager of PCI Displays (Singapore) Pte. Limited, a subsidiary of Printed Circuit International ("PCI"), Sunnyvale, California. PCI is a manufacturer of printed circuit boards and other electronics. During this period, he pioneered the use of LCDs in automobiles from after-market to OEM with Renault and Ford and headed up R&D in the improvement of chip-on-board technology that was pioneered by PCI. From 1972 to 1976, Mr. Genovese served as an R&D Engineer at Beckman Instruments to develop proprietary LCD technologies. He produced the first reliable twisted nematic LCDs that were used in the digital watches by Gruen and Timex and supervised all LCD R&D activities at Beckman, including production processes for the first TN displays, many of which are still industry standards.

         Mr. Genovese started his professional career in 1966 as a research physicist at the R&D Division of North American Aviation (now Rockwell International) in Display Systems Research and later in Advanced Technology. He wrote part of the proposal for the displays and controls for the B-1 bomber that won a $4 billion contract from General Dynamics. He worked on the team that developed the first liquid crystal display for consumer applications and the first LCD calculator in 1969. Mr. Genovese received a BS in Physics from Manhattan College in 1964, an MS in Physics & Mathematics from NYU & Courant Institute of Mathematical Sciences in 1966, attended USC for 18 graduate credits towards Master Degree in Systems Management in 1975 and 1976. He also instructed at UCLA Extension from 1987 to 1998 in an LCD Technology seminar.

         ALAN LEFKO, CHIEF FINANCIAL OFFICER (age 52) joined IDW as of February 2000. From July 1999 to January 2000, Mr. Lefko was the Chief Financial Officer of The Original Bungee Company (Bungee) in Oxnard, California, a manufacturer and distributor of stretch cord and webbing products. Mr. Lefko was responsible for the reorganization of Bungee's financing structure, establishment of an asset based lending program and implementation of cost accounting systems and controls.

         From 1989 to 1999, Mr. Lefko served as Chief Financial Officer and Controller of Micrologic, a manufacturer and distributor of Global Positioning Systems and Vikay America, Inc., a subsidiary of Vikay Industrial (Singapore) Limited, based in Chatsworth, California.

         From 1979 to 1989, Mr. Lefko served as President of a 1,000 room residential living complex for seniors and was Corporate Controller of Huntington Health Services, Inc. a public health care provider. Mr. Lefko has a BA degree in Business Administration and Accounting from California State University, Northridge, California.

         BEN TANG, VICE PRESIDENT, FAR EAST OPERATIONS (age 53) was one of the founders of the predecessor company to Vikay. Mr. Tang was responsible for Vikay's original China assembly operation. Mr. Tang joined Mr. Genovese while Vikay was under judicial management to help operate the PRC Companies. From 1997 to 1999, he acted as a consultant to Vikay and the Stoval Company, Singapore, a manufacturer of smart cards (cash cards for phone services) and, during the same period was involved in consulting and investing in a number of technologies and technology companies through Ben Tang & Associates, Singapore, a wholly owned consulting firm. From 1996 to 1997, Mr. Tang was Acting Managing Director and later Director of Finance for Printed Circuits International (Singapore) Pte. LTD. ("PCIs"), with responsibility for running a printed circuit board plant for PCIs. From 1993 to 1996, he was Business Development Director for Pacifica Can Manufacturing, Singapore, a manufacturer of metal cans. Mr. Tang has been involved with the electronics industry, including the LCD industry, for most of the past 30 years. Mr. Tang did undergraduate work in Physics and holds a degree in Accounting and was an auditor at Ernst & Young.

       BOARD OF DIRECTORS

       STEPHEN C. KIRCHER (age 46) has served as a director of IDW since formation in June 1999. See discussion under "Item 10. Director," above for additional information regarding Mr. Kircher.

       P. BLAIR MULLIN (age 46) has served as a director of IDW since February 2000. See "Directors" above for additional information regarding Mr. Mullin, see "Item 10. Directors," above.

       ANTHONY G. GENOVESE, see discussion above under "IDW-Executive Officers."

       The Company expects to expand the IDW Board of Directors to up to five directors and is currently evaluating further additions to the Board.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), requires the Company's executive officers, directors and persons who own 10% of the Common Stock to file with the Securities and Exchange Commission (the SEC) initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company on Forms 4 and 5. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on reviewing copies of such reports furnished to the Company and written representations from reporting persons, all Section 16(a) reports due during or with respect to fiscal 1999 were filed on a timely basis.

Item 11.  EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

       The following table sets forth certain information regarding the compensation paid in the last three fiscal years to P. Blair Mullin, the current President and Chief Financial Officer of the Company, and to David E. Calapp, the former Chief Executive Officer of the Company, for services rendered in all capacities to the Company. Messrs. Mullin and Calapp are referred to herein as the "Named Executive Officers." No other executive officer of the Company was paid compensation in excess of $100,000 in the 1999 fiscal year.


                                            SUMMARY COMPENSATION TABLE

                                                                                     Long-Term Compensation
                                                                              --------------------------------------
                                               Annual Salary                     Securities
            Name and                --------------------------------------       Underlying             Other
       Principal Position           Year          ($)            Bonus           Options (#)         Compensation
----------------------------------  ------    --------------    -----------   ------------------   -----------------
David E. Calapp (1)                 1999   $                 $         -                 -      $
   Chairman of the Board, Chief     1998            131,651            -                 -              1,000
Executive Officer and President     1997            157,692            -            50,000 (2)              -

P. Blair Mullin (4)
   Chairman of the Board,           1999            121,774            -            70,000                117 (5)
President, Chief Financial          1998            118,218            -            50,000 (3)          2,402 (6)
Officer and Secretary               1997                  -            -                 -                  -

(1) David E. Calapp resigned as an officer and director of the Company effective May 18, 1998. Mr. Calapp served as the Company's Chief Executive Officer from August 20, 1996 and as President from November 1996. He also served as Chairman of the Board from January 1998 until his resignation.

(2) Replaced an option granted August 20, 1996 for 50,000 shares, which option was cancelled.

(3) 20,000 options granted November 12, 1997 and 25,000 options granted June 1, 1998 were cancelled.

(4) P. Blair Mullin was appointed President of the Company effective May 18, 1998. He is also serving as Chief Financial Officer and Secretary/Treasurer of the Company and served as Chairman of the Board from April 1, 1999 to February 2000.

(5)  Represents medical insurance reimbursement.

(6)  Represents reimbursement of moving expenses.

GRANT OF STOCK OPTIONS

       The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended January 1, 2000.


                                                    Options Grants in Fiscal 1999
                                                          Individual Grants
                                      -----------------------------------------------------------
                                                                                                  Potential Realizable
                                                                                                    Value of Assured
                         Number of       Percent of Total                                         Rates of Stock Price
                           Shares             Options                                               Appreciation for
                         Underlying         Granted to                                                Options Term
                           Option          Employees in             Price         Expiration      ----------------------
       Name              Grants (#)         Fiscal Year           ($/Share)          Date            5%          10%
-------------------     -------------    ------------------      ------------     ------------    ---------    ---------
P. Blair Mullin              70,000              100%            $   0.25           10/12/09      $  10,708    $  26,986

EXERCISE OF STOCK OPTIONS AND YEAR-END VALUES

The following table sets forth certain information regarding options of the Named Executive Officers outstanding at fiscal 1999 year-end:

                             Shares                         Number of Securities                  Value of Unexercised
                            Acquired                       Underlying Unexercised                     In-the-Money
                               on           Value           Options/Warrants at                   Options/Warrants at
                            Exercise       Realized           January 1, 2000                    January 1, 2000 (1)
                              (#)            ($)         Exercisable/Unexercisable            Exercisable/Unexercisable
----------------------     -----------    -----------    --------------------------------     -----------------------------
 P. Blair Mullin                0              0            120,000               0           $  61,875              N/A

 David E. Calapp                0              0                  0               0                N/A               N/A

(1) Calculated based on the difference between the option exercise price and closing price of the Common Stock on January 1, 2000 ($1.00 per share).

PERFORMANCE GRAPH

       The following graph compares the cumulative total return to holders of the Company's Common Stock with the cumulative total return of the Nasdaq US Stock Market, the Standard & Poor's Small Cap Index and the Standard & Poor's Consumer Index for the period beginning December 14, 1995, the first trading day of the Common Stock, and ending February 29, 2000.

                                      [GRAPH]

       The following table assumes $100 invested in Morrow Snowboards, Inc. Common Stock, the Nasdaq US Stock Market, the Standard & Poor's Small Cap Index and the Standard & Poor's Consumer Index, with all dividends reinvested. Stock price shown above for the Common Stock is historical and not necessarily indicative of future price performance.


                 ------------------------------------------------------------------------------
                                                       S&P Industrial
                       Morrow            NASDAQ           Small Cap          S&P Consumer
                 ------------------------------------------------------------------------------
   14-Dec-95     $      100.00      $    100.00       $     100.00            $    100.00
   31-Mar-96             78.85           106.09             106.56                 103.40
   30-Jun-96             80.77           114.14             111.84                 109.08
   30-Sep-96             90.38           118.18             115.14                 111.18
   31-Dec-96             50.96           124.35             121.40                 116.11
   31-Mar-97             36.54           117.68             114.39                 121.05
   30-Jun-97             36.54           138.90             134.80                 142.72
   30-Sep-97             27.88           162.37             156.30                 145.27
   31-Dec-97             18.27           151.26             151.17                 156.75
   31-Mar-98             12.50           176.82             167.59                 179.50
   30-Jun-98             10.10           182.50             147.19                 191.53
   30-Sep-98              9.14           163.15             113.48                 171.07
   31-Dec-98              6.25           211.20             134.67                 208.20
   31-Mar-99              2.88           237.09             121.03                 212.91
   30-Jun-99              0.38           258.73             154.81                 211.25
   30-Sept-99             0.48           264.51             147.03                 189.01
   31-Dec-99              7.69           391.96             165.05                 206.72
   29-Feb-00             32.69           452.39             181.15                 184.47

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

BASE SALARY

       In reaching a determination concerning fiscal 1999 executive officer base salaries, the Compensation Committee considered the recommendations of the President, which were based in part on a review of competitive compensation information published by the National Executive Compensation Survey and information provided by independent compensation consultants. In making recommendations, the President compared the Company to a selected group of companies of similar size and business niche, specifically the sporting goods retail market and manufacturing, and considered compensation only for executives with similar job descriptions. Compensation recommendations were targeted to fall at the mid-point of the comparative group.

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

ANNUAL INCENTIVES

       On an annual basis, the Compensation Committee considers the grant of annual incentive bonuses to each executive officer. Incentive bonuses are discretionary and are determined subjectively, with the Compensation Committee taking into consideration the individual's performance, contribution and accomplishments during the past fiscal year and the Company's financial performance. Neither the decision to award a bonus, nor the specific size of the incentive bonus, is based on any specific measure of corporate performance. In fiscal 1999, no incentive bonuses were awarded to any executive officer.

STOCK INCENTIVE COMPENSATION

       The Board of Directors believes that stock ownership by executive officers and key employees provides valuable incentives for those persons to benefit as the Company's Common Stock price increases, and that stock option-based incentive compensation arrangements help align the interests of executives, employees and shareholders. To facilitate these objectives, the Board of Directors has granted stock options to executives and key employees through the Company's Employee Equity Incentive Plan (formerly, the 1990 Amended and Restated Stock Option Plan) (the "Plan"), approved by the shareholders in 1991. The Plan was amended by the Board of Directors in 1995 to increase the number of shares available under the Plan to 1,102,500, which amendment was approved by the Company's shareholders. The Plan was again amended by the Board of Directors in 1997 to change the name of the Plan, add certain additional types of equity grants, provide for acceleration of vesting on certain changes in control or sale of substantially all the Company's assets and a number of immaterial changes to update, modernize and reorganize the Plan, which amendment was also approved by the Company's shareholders. Effective October
12, 1999, the Board of Directors adopted the Morrow Snowboards, Inc. 1999
Stock Option Plan for Non-Employee Directors (the "Plan"). The Plan provides for the issuance of up to 300,000 shares of the Company's Common Stock (as presently constituted) to existing directors and, in the case of extra service or duties, to prior directors. Options may be awarded in such amounts, at such times, at such exercise prices and on such other terms as the Board of Directors determines, subject to any limitations in the Plan. Unless otherwise designated, options vest uniformly over the year following the date of grant. The options, subject to earlier termination under the Plan or option grant, expire after the later of (i) five years after the date of grant or (ii) five years after termination as a director. The Board issued fully-vested options for 210,000 shares to nine persons who were directors over the past year, all at an exercise price of $0.25 per share.

       Pursuant to the Plan, in fiscal 1999 the following options to purchase the Company's Common Stock were granted to executive officers under the Plan at a price believed to equal or exceed the fair market value at the date of grant:


             Name of Executive Officer            No. of Shares           Price           Date of Grant
             -------------------------            -------------           ------          -------------
             P. Blair Mullin                           70,000             $ 0.25             10/12/99

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

                               BOARD OF DIRECTORS

                           William H. Hedden                  Ray E. Morrow
                           Stephen C. Kircher                 P. Blair Mullin
                           Thomas J. Manz

COMPENSATION OF DIRECTORS

The Company previously paid its directors $750 per month for services rendered in all capacities as a Board member, including attending committee meetings. Such payments were suspended effective September 1998. Currently, members of the Board of Directors do not receive any salary or other cash payments for service as a director. They are reimbursed for reasonable travel, meal and lodging expenses in connection with attending Board of Director meetings. Additionally, the Board may grant stock options to its members for service as directors. During the fiscal year ended January 1, 2000, stock options covering 170,000 shares of the Company's Common Stock were awarded to the President and past members of the Board of Directors who had served during some portion of calendar year 1999.

Those options were granted an exercise price of $.25 per share. The following table sets forth the number of shares of the Company's Common Stock covered by stock options granted to current non-management directors during the fiscal year ended January 1, 2000 at exercise prices of $.25 per share:

                                                          NUMBER OF SHARES OF COMMON
                            NAME OF DIRECTOR            STOCK COVERED BY STOCK OPTIONS
                            ----------------            ------------------------------
                           William H. Hedden                         30,000
                           Stephen C. Kircher                        50,000
                           Thomas J. Manz                            30,000
                           Ray E. Morrow, Jr.                        20,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding the beneficial ownership, as of March 31, 2000, of the Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Common Stock, (ii) each Named Executive Officer, (iii) each director and director nominee of the Company and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below, based on information furnished by those persons, have sole investment and voting power with respect to the Common Stock owned by them. The mailing address of each person listed below is the Company's principal executive office.


                                                                 Shares Beneficially
Name                                                                  Owned(1)                 Percent of Class(2)
---------------------------------------------------------    ---------------------------     ------------------------
5% SHAREHOLDERS
---------------
Stephen C. Kircher
2600 Pringle Road, S.E.
Salem, OR  97302                                                            --(3)                     --(3)

Capitol  Bay  Securities,  Inc.  ("CBS") /  Capitol  Bay
Group, Inc. ("CBG")
2424 Professional Drive
Roseville, CA  95661                                                 1,112,892(4)                     6.10%

DIRECTORS
---------
Stephen C. Kircher
2424 Professional Drive
Roseville, CA  95661                                                 4,187,892(5)                    22.87%

William H. Hedden
2600 Pringle Road, S.E.
Salem, OR  97302                                                        55,000(6)                       *

Thomas J. Manz
2600 Pringle Road, S.E.
Salem, OR  97302                                                       177,000(6)                       *

Ray E. Morrow, Jr.
2600 Pringle Road, S.E.
Salem, OR  97302                                                       135,674(7)                       *


                                                                 Shares Beneficially
Name                                                                  Owned(1)                 Percent of Class(2)
---------------------------------------------------------    ---------------------------     ------------------------
P. Blair Mullin
2600 Pringle Road, S.E.
Salem, OR  97302                                                       149,797(8)                       *

EXECUTIVE OFFICERS
------------------
Anthony Genovese, Chief Executive Officer of IDW
7965 Haley Drive
Granite Bay, CA  95746                                               1,340,000(9)                     7.59%
All directors and executive officers as a group (six
persons)                                                             6,045,363(10)                   32.49%

-------------------
*    Does not exceed 1% of the class.

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

(2) Based on 17,656,556 shares of the Company's Common Stock outstanding at March 31, 2000, plus that number of shares subject to options exercisable within 60 days of March 31,2000 owned by each individual or group of individuals. CBS is a wholly-owned subsidiary of CBG and CBG is wholly-owned by Mr. Kircher, each of which disclaims any beneficial ownership of the aggregate 1,112,892 shares and options, except to the extent of pecuniary interest therein.

(3) Share ownership of Mr. Kircher, a 5% shareholder, is reported under "Directors," below.

(4) This includes 319,992 shares held by CBS in its name, 212,900 shares held in inventory for client accounts and with respect to which CBS or its employees may have voting or investment discretion, or both ("Managed Accounts") and options to purchase 580,000 shares. CBS disclaims beneficial ownership of the shares held in the Managed Accounts. All options are exercisable within 60 days after March 31, 2000. CBS is a wholly-owned subsidiary of CBG which is wholly owned by Mr. Kircher, each of which disclaims any beneficial ownership of the aggregate 1,112,892 shares and options held by CBS, except to the extent of any pecuniary interest therein. These securities are also reported under the securities held by Stephen C. Kircher.

(5) Includes 2,000,000 shares held in Mr. Kircher's name, options to purchase 75,000 shares of Common Stock in Mr. Kircher's name, 1,000,000 shares over which Mr. Kircher has certain voting rights through an irrevocable proxy, options for 580,000 shares held by CBS, 319,992 shares held by CBS and 212,900 shares of Common Stock held in inventory for client accounts with respect to which CBS or its employees may have voting or investment discretion. All options are exercisable within 60 days after March 31, 2000.

(6) Includes 55,000 shares subject to options exercisable within 60 days after March 31, 2000.

(7) Includes 55,000 shares subject to options exercisable within 60 days after March 31, 1999. Excludes an aggregate 104,149 shares beneficially owned by Mr. Morrow's wife, Sharon R. Morrow, of which shares Mr. Morrow disclaims beneficial ownership and 1,430 shares beneficially owned by his grandson, of which shares Mr. Morrow disclaims beneficial ownership.

(8) Includes 9,797 shares and 140,000 shares subject to options exercisable within 60 days after March 31, 2000.

(9) Includes 670,000 shares held in joint tenancy with Mr. Genovese's wife, Sharon Genovese, and 670,000 shares held by an individual retirement account for Anthony Genovese by Delaware trust, which 670,000 shares may be deemed to be beneficially owned by Mr. Genovese.

(10) Includes 5,085,363 shares and options for 960,000 shares exercisable within 60 days after March 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In August 1995, in connection with each exercising options for 61,250 shares of Common Stock, Neil E. Morrow and Robert J. Morrow, both officers of the Company until March 26, 1999, each executed a promissory note in the principal amount of $55,000 in payment of the exercise price for those shares (collectively, the "Option Notes"). Neil Morrow had made principal payments of $16,500 and Robert Morrow had made no principal payments under the Option Notes. The Option Notes were due in full on August 1, 1998. Such Option Notes were forgiven by the Company on December 26, 1998.

       From October 1996 through May 1999, the Company purchased manufacturing tooling and supplies ("tooling") from Morrow Aircraft Corporation, a company in which Ray E. Morrow, Jr., a Company director, is a shareholder. Those purchases were through a series of separate independent purchase orders. Purchases for fiscal 1999 through January 1, 2000 totaled approximately $47,000 compared to $317,000 in 1998 and $553,000 in 1997. A forklift was also traded to Morrow Aircraft Corporation in relief of invoices owed for a value of $5,000. The Company believes the tooling was acquired on terms as favorable or better than available from other vendors. Additionally, the Company believes it was receiving its tooling in a more timely fashion and with the devotion of less Company resources to ensuring the tooling complied with the Company's bid and specification requirements.

       Stephen C. Kircher is a director of the Company. He has been the controlling shareholder for Capitol Bay Group, Inc., a financial services company that has two wholly owned subsidiaries, Capitol Bay Securities, Inc. and Capitol Bay Management, Inc. Prior to Mr. Kircher becoming a director, Capitol Bay Management, Inc. ("CBM"), pursuant to an assignment and acceptance among CBM, the Company and certain other parties, acquired the Company's credit facility from Foothill Capital Corporation on May 7, 1999. At that time, the amount owing under the credit facility was $217,722, which amount was increased to $451,055, reflecting a reduced Termination Fee (as defined in the credit facility) of $100,000 and an unpaid closing fee of $133,333. In July 1999, CBM advanced a further $48,945 for a total amount advanced of $500,000. As part of that transaction, CBM received an option to acquire through cancellation of such debt two million shares of the Company's Common Stock for $500,000 ($0.25 per share) which option was exercised in October 1999.

       In July 1999, the Company agreed to sell one million shares of its Common Stock to CBM for $.25 per share which option was exercised on October 9, 1999. Mr. Kircher became a director on October 12, 1999.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

         1.       Financial Statements (see Item 8.)

                  -        Report of Independent Public Accountants (Perry-Smith
                           LLP)
                  -        Report of Independent Public Accountants (Arthur
                           Andersen LLP)
                  - Consolidated Balance Sheets - January 1, 2000 and December 26, 1998
                  - Consolidated Statements of Operations - Years Ended January 1, 2000, December 26, 1998 and December 27, 1997
                  - Consolidated Statements of Shareholders' Equity - Years Ended January 1, 2000, December 26, 1998 and December 27, 1997
                  - Consolidated Statements of Cash Flows - Years Ended January 1, 2000, December 26, 1998 and December 27, 1997
                  -        Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

                  - Schedule II - Valuation and Qualifying Accounts (accounts not required or not material have been omitted)

         3.       Exhibits

                  See Exhibit Index.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         Date of Report      Item Reported
         --------------      -------------

         9/30/99 Change in control; change in directors; adoption of Non-Employee Director Stock Option Plan

         10/15/99            Current Report

         11/5/99 Sale of substantially all of the assets of subsidiary, Westbeach Canada, ULC asset sale

         11/12/99            Update regarding Westbeach Canada, ULC asset sale;
                             proposed use of proceeds

         11/15/99            Current Report

         11/29/99            Purchase of shares of Globalgate e-Commerce, Inc.
                             Preferred Stock

         12/10/99            Current Report

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on April 24, 2000.

                                            MORROW SNOWBOARDS, INC.

                                            By:    /s/  P. BLAIR MULLIN
                                                 ----------------------------
                                                 P. Blair Mullin
                                                 President (1)
                                                 (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on April 24, 2000.


  /s/ P. BLAIR MULLIN                            President
----------------------------------               (principal executive officer)
P. Blair Mullin

  /s/ P. BLAIR MULLIN                            Chief Financial Officer
----------------------------------               (principal financial officer
P. Blair Mullin                                  and principal accounting
                                                 officer)

/s/ STEPHEN C. KIRCHER                           Chairman and Director
----------------------------------
Stephen C. Kircher

  /s/ WILLIAM H. HEDDEN                          Director
----------------------------------
William H. Hedden

  /s/ THOMAS J. MANZ                             Director
----------------------------------
Thomas J. Manz

  /s/ RAY E. MORROW, JR.                         Director
----------------------------------
Ray E. Morrow, Jr.



(1) No Chief Executive Officer is appointed. Under the Company's Bylaws, if no Chief Executive Officer is appointed, the President acts in such capacity and has the authority of a Chief Executive Officer.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------
                                    EXHIBITS

                                 FILED WITH THE

                                ANNUAL REPORT ON

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------
                             MORROW SNOWBOARDS, INC.

                                  EXHIBIT INDEX

  EXHIBIT NO.                                       DESCRIPTION
  -----------                                       -----------
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

         10.23 "Terms of Instrument - Part 2", dated April 1, 1994, as amended by "Terms of Instrument Part 2", Modification Agreement, dated
               October 17, 1997, between Westbeach Snowboard Canada Ltd. (now
               Morrow Westbeach Canada ULC) and Western IMMO Holdings Inc. (Note
               6)
         10.24 International Distribution Agreement dated as of January 1,
               1998, between the Registrant and K.K. Morrow Japan (Note 6).
         10.25 Acquisition Agreement dated as of March 26, 1999, by and between
               K2 Acquisitions, Inc. and the Registrant (Note 8).
         10.26 Memorandum of Understanding between Capitol Bay Management, Inc.
               and the Company (Note 9)
         10.27 Payment Agreement effective June 17, 1999 among Morrow
               Snowboards, Inc., certain Petitioning Creditors named therein and
               Robert K. Morrow, Inc., a Disbursing Agent for the Petitioning
               Creditors (Note 10).
         10.28 Promissory Note dated August 25, 1999, given by Morrow
               Snowboards, Inc. to Dennis and Carol Pekkola (Note 11).
         10.29 Trust Deed dated August 25, 1999, given by Morrow Snowboards,
               Inc. to Robert Smejkel, as Trustee, with Dennis and Carol Pekkola as beneficiaries (Note 11).
         10.30 Subordination Agreement dated August 25, 1999, among Morrow
               Snowboards, Inc., Robert K. Morrow, as Escrow Agent for certain creditors of the Company and the Pekkolas (Note 11).
         10.31 Morrow Snowboards, Inc. 1999 Stock Option Plan for Non-Employee
               Directors (Note 12).
         10.32 Asset Purchase Agreement dated as of November 12, 1999, among
               Westbeach Canada ULC and Westbeach Sports Inc. (Note 13).
         10.33 General Assignment dated as of November 12, 1999, among
               Westbeach Canada ULC and Westbeach Sports Inc. (Note 13).
         10.34 Assignment of Lease and Consent among Westbeach Canada ULC,
               Westbeach Sports Inc. and Western Immo Holdings, Inc. dated as of
               November 12, 1999 (Note 13).
         10.35 Assignment of Lease and Consent among Westbeach Canada ULC,
               Westbeach Sports Inc. and Welf Arne Von Dehn dated as of November
               12, 1999 (Note 13).
         10.36 Bill of Sale between Westbeach Canada ULC and Westbeach Sports
               Inc. dated as of November 12, 1999 (Note 13).
         10.37 Letter from Arthur Andersen, LLP dated January 24, 2000 (Note
               14).
         10.38 Placement Agent Agreement dated January 13, 2000, between Morrow
               Snowboards, Inc. and Capitol Bay Securities, Inc (Note 15).
         10.39 Securities Purchase Agreement effective as of January 31, 2000, among Morrow Snowboards, Inc. and the Sellers (Note 16).
         10.40 Sale and Purchase Agreement February 1, 2000 among Vikay
               Industrial (Hong Kong) Ltd. And International DisplayWorks, Inc.
               (Note 16).
         10.41 Supplemental Deed and Charge dated February 1, 2000, between
               International DisplayWorks (Hong Kong) Ltd. And International
               DisplayWorks, Inc., as Chargors, and Vikay Industrial Ltd. (in
               Judicial Management) and Viday Industrial (Hong Kong) Ltd. as
               Chargees (Note 16).
         21    Subsidiaries of the Registrant
         27    Financial Data Schedule

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

(10) INCORPORATED BY REFERENCE FROM THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JUNE 28, 1999 (FILE NO. 0-27002).
(11) INCORPORATED BY REFERENCE FROM THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED AUGUST 25, 1999 (FILE NO. 0-27002).
(12) INCORPORATED BY REFERENCE FROM THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED SEPTEMBER 30, 1999 (FILE NO. 0-27002).
(13) INCORPORATED BY REFERENCE FROM THE COMPANY'S CURRENT REPORT ON
     FORM 8-K DATED NOVEMBER 12, 1999 (FILE NO. 0-27002).
(14) INCORPORATED BY REFERENCE FROM THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JANUARY 14, 2000(FILE NO. 0-27002).
(15) INCORPORATED BY REFERENCE FROM THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JANUARY 31, 2000 (FILE NO. 0-27002).
(16) INCORPORATED BY REFERENCE FROM THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JANUARY 31, 2000 (FILE NO. 0-27002).