Form 10-Q
period 2000-04-01
MORROW SNOWBOARDS INC
filed 2000-05-12
CIK 866415

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                         COMMISSION FILE NUMBER 0-27002

                         ------------------------------

                             MORROW SNOWBOARDS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                OREGON                                 93-1011046
   (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                         ------------------------------

                           599 MENLO DRIVE, SUITE 200
                            ROCKLIN, CALIFORNIA 95765
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (916) 315-2021

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | | yes |X| no

The number of shares outstanding of the registrant's common stock, no par value, as of May 1, 2000 was 17,666,506.

                             MORROW SNOWBOARDS, INC.
                                      INDEX

Part I.  Financial Information

     Item 1.  Financial Statements                                            3

                 Consolidated Balance Sheets                                  4

                 Consolidated Statements of Operations                        5

                 Consolidated Statement of Shareholders' Equity               6

                 Consolidated Statements of Cash Flow                         7

                 Notes to Consolidated Financial Statements                   8

     Item 2.  Management's Discussion & Analysis of Financial Condition
              and Results of Operations                                      17

Part II. Other Information

     Item 1.  Legal Proceedings                                              23

     Item 2.  Changes in Securities                                          24

     Item 3.  Defaults upon Senior Securities                                25

     Item 4.  Submission of Matters to a Vote of Security Holders            25

     Item 5.  Other Information                                              25

     Item 6.  Exhibits and Reports on Form 8-K                               25

Signatures                                                                   26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MORROW SNOWBOARDS, INC.
                              For the Quarter Ended
                                  April 1, 2000

             MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                   DBA GRANITE BAY TECHNOLOGIES
                    CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE DATA)
                            (UNAUDITED)

                                                                 --------   ---------
                               ASSETS                            April 1,   January 1,
                                                                   2000        2000
                                                                 --------   ---------
Current assets:
     Cash and cash equivalents                                   $    598    $  1,930
     Accounts receivable,
         less allowance for uncollectible accounts                  4,036          --
     Receivable - private placement                                    64          --
     Inventories                                                    1,815          --
     Prepaid expense                                                  126         127
     Refundable income taxes                                           54          54
     Refundable VAT taxes                                              30          --
     Net current assets of discontinued operations                    190       2,332
                                                                 --------    --------
         Total current assets                                       6,913       4,443
                                                                 --------    --------
Property and equipment, at cost                                    10,180       3,061

Other assets
     Investments                                                    1,000       1,000
     Goodwill, net                                                  6,402          --
     Net non-current assets of discontinued operations                  7          72
     Other assets, net                                                110          --
                                                                 --------    --------
         Total Other Assets                                         7,519       1,072
                                                                 --------    --------
         Total Assets                                            $ 24,612    $  8,576
                                                                 ========    ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                            $  4,627    $  2,796
     Accrued liabilities                                              424         502
     Notes payable, short term                                      4,532          --
     Current portion of long term debt                                675         675
                                                                 --------    --------
         Total Current Liabilities                                 10,258       3,973
                                                                 --------    --------
Shareholders' Equity
     Preferred stock, no par, 10,000,000 shares authorized
       no shares issued or outstanding                                 --          --
     Common stock, no par, 20,000,000 shares authorized,
       17,666,506,and 17,666,506 shares issued and outstanding     38,957      27,866
     Accumulated deficit                                          (24,605)    (23,252)
     Cumulative Translation Adjustment                                  2         (11)
                                                                 --------    --------
         Total Shareholders' Equity                                14,354       4,603
                                                                 --------    --------
         Total Liabilities and Shareholders' Equity              $ 24,612    $  8,576
                                                                 ========    ========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

               MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                     DBA GRANITE BAY TECHNOLOGIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                            (UNAUDITED)

                                                                            For the Quarter Ended
                                                                         ----------------------------
                                                                           April 1,        March 27,
                                                                             2000            1999
                                                                         ------------    ------------
Net sales                                                                $      2,583    $         --
Cost of goods sold                                                              2,356              --
                                                                         ------------    ------------
    Gross profit                                                                  227              --
                                                                         ------------    ------------
Operating expenses:
    Selling, marketing & customer service                                         119              --
    Engineering, advance design and product
        management                                                                 --              --
    General and administrative                                                  1,085              87
                                                                         ------------    ------------
        Total operating expenses                                                1,204              87
                                                                         ------------    ------------
Operating loss                                                                   (977)            (87)
Other income (expense):
    Interest expense                                                              (27)             --
    Other income (expense)                                                          8              --
                                                                         ------------    ------------
        Total other income (expense)                                              (19)             --
                                                                         ------------    ------------
Loss from continuing operations                                                  (996)            (87)
Income tax benefit (expense)                                                       --              --
                                                                         ------------    ------------
Loss from continuing operations, net of taxes                                    (996)            (87)
                                                                         ------------    ------------
Income (loss) on discontinued snowboard operations                                 (4)            150
Loss on discontinued apparel operations                                          (353)         (1,362)
                                                                         ------------    ------------
Loss from discontinued snowboard and apparel
    operations, net of taxes                                                     (357)         (1,212)
                                                                         ------------    ------------
Net loss                                                                 $     (1,353)   $     (1,299)
                                                                         ============    ============

Net loss per common share:
    Loss from continuing operations - basic                              $      (0.06)   $      (0.01)

    Loss from continuing operations - diluted                            $      (0.06)   $      (0.01)

    Loss from discontinued operations - basic                            $      (0.02)   $      (0.20)

    Loss from discontinued operations - diluted                          $      (0.02)   $      (0.20)

    Net loss - basic                                                     $      (0.08)   $      (0.21)

    Net loss - diluted                                                   $      (0.08)   $      (0.21)

Weighted average number of shares used in computing per share amounts:
    Basic                                                                  17,666,506       6,176,556
                                                                         ============    ============

    Diluted                                                                17,666,506       6,176,556
                                                                         ============    ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          DBA GRANITE BAY TECHNOLOGIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                COMMON STOCK                           CUMULATIVE
                                         --------------------------    ACCUMULATED    TRANSLATION
                                            SHARES         AMOUNT        DEFICIT       ADJUSTMENT      TOTAL
                                         -----------    -----------    -----------    -----------    -----------
Balance, January 1, 2000                   9,176,556    $    27,866    $   (23,252)   $       (11)   $     4,603
     Stock issued for acquisition          2,680,000          7,236                                        7,236
     Stock issued in private placement     5,800,000          3,850                                        3,850
     Common stock options exercised            9,950              5                                            5
     Repurchase of common stock                                                                               --
     Net loss                                                               (1,353)                       (1,353)
     Translation adjustment                                                                    13             13
                                                                                                     -----------
     Total Comprehensive Loss                                                                             (1,340)
                                        ------------------------------------------------------------------------
Balance, April 1, 2000                    17,666,506    $    38,957    $   (24,605)   $         2    $    14,354
                                        ========================================================================



                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                  MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                        DBA GRANITE BAY TECHNOLOGIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                               FOR THE QUARTER ENDED
                                                               ----------------------
                                                                APRIL 1,    MARCH 27,
                                                                  2000         1999
                                                                --------    --------
Cash flows from operating activities:
     Net loss                                                   $ (1,353)   $ (1,299)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                               536         477
         Loss on retirement of fixed assets                           33          --
         Loss on sale of westbeach                                   112          --
         Other                                                        --           3
         Changes in operating assets and liabilities
          (Increase) decrease in accounts receivable                (139)      3,353
          (Increase) decrease in inventories                          23       2,909
          (Increase) decrease in prepaid expenses                     84         157
          (Increase) decrease in refundable income taxes              (6)         --
          (Increase) decrease in other assets                        597         850
          Increase (decrease) in accounts payable                   (334)        122
          Increase (decrease) in accrued liabilities                (385)       (849)
          Increase (decrease) in accrued loss on disposal             --      (1,498)
                                                                --------    --------
         Net cash provided by/(used in)  operating activities       (832)      4,225
                                                                --------    --------
Cash flows from investing activities:
     Acquisition of PRC Companies                                 (4,272)         --
     Acquisition of property and equipment                          (147)       (115)
     Proceeds from sale of equipment                                  --         470
                                                                --------    --------
         Net cash provided by/(used in)  investing activities     (4,419)        355
                                                                --------    --------
Cash flows from financing activities:
     Proceeds from issuance of common stock                        3,855          --
     Principal payments on long-term liabilities                      --      (1,501)
     Line of credit borrowings, net                                   --      (3,698)
                                                                --------    --------
         Net cash provided by/(used in) financing activities       3,855      (5,199)
                                                                --------    --------
Decrease in cash and cash equivalents                             (1,396)       (619)
Cash and cash equivalents at beginning of period                   1,994       1,348
                                                                --------    --------
Cash and cash equivalents at end of period                      $    598    $    729
                                                                ========    ========

Supplemental disclosures:
     Cash paid for interest                                     $     20    $     17
                                                                ========    ========

     Acquisition of PRC Companies
          Fair value of assets assumed                          $ 11,017
          Liabilities assumed                                     (2,213)
          Payment due to complete acquisition (Note 4)            (4,532)
                                                                --------
          Cash paid to acquire PRC Companies                    $  4,272
                                                                ========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND CURRENT EVENTS

          DESCRIPTION OF BUSINESS

         Morrow Snowboards, Inc. and subsidiaries, dba Granite Bay Technologies (the "Company"), headquartered in Salem, Oregon, which was organized in October 1989, is engaged in (i) the design, manufacture and worldwide distribution of liquid crystal displays (LCDs), modules, and assemblies for major OEM applications in telecommunications, automotive, industrial, medical and consumer products and (ii) the holding of an investment in Globalgate e-Commerce, Inc. The Company was originally organized to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States as well as international distributors in several foreign countries, which business the Company conducted from organization through November 1999. On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd., a manufacturer, wholesaler and retailer of snowboarding apparel and casual clothing. Westbeach had three subsidiaries, an Austrian organization whose principal activity consists of a European sales warehousing operation, a United Kingdom organization consisting of European sales and a Washington State corporation whose principal activity is U.S. retail sales. On March 26, 1999, the Company sold all of its "Morrow" intellectual property, along with all 1999-2000 snowboard inventories and its snowboard and binding production equipment to K2 Acquisitions Inc. ("K2"). On November 12, 1999, a subsidiary of the Company, Westbeach Canada ULC, sold all of its "Westbeach" operations, along with all apparel inventories to Westbeach Sports, Inc. The results of operations for these business segments have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

         In November and December 1999, the Company purchased shares of Globalgate e-Commerce, Inc. ("Globalgate"), a recently formed company whose business purpose is to build a dominant scalable e-commerce platform for merchants selling to businesses and consumers. Globalgate's investments consist of six operating companies, including majority ownership of YellowPages.Com, Inc., a business directory web-site; BrightInfo.com, Inc., which provides technology to power online selling sites; Spark Online, Inc., which connects internet advertisers and ad space; TradeWind CTS, Inc., a business-to-business marketplace for non-production goods; ThinkMart.com, a developer of a variety of e-marketplaces; and GrapeVINE, a technology that permits personalization of e-commerce products and services. The Company hopes to make a return on its investment in Globalgate, if Globalgate or one or more of its subsidiaries are successful. However, there is no assurance that the Company will recover its investment or realize a profit from its investment.

         On January 31, 2000, the Company acquired 100% of the outstanding shares of International DisplayWorks, Inc., ("IDW") a Delaware corporation, headquartered in Rocklin, California.

         IDW, after the acquisition of the companies described below, is engaged in the design, manufacturing and worldwide distribution of liquid crystal displays (LCDs), modules and assemblies for major OEM applications in telecommunications, automotive, industrial, medical and consumer products. The acquisition was accomplished by the issuance of 2,680,000 shares of Morrow's Common Stock to the IDW shareholders in exchange for their common stock and was accounted for by the purchase method of accounting.

         Concurrently, IDW through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd. ("IDWHK"), acquired 100% of the shares of MULCD Microelectronics Company Ltd. ("MULCD") and Vikay Shenzhen Technology Development Company, Ltd. ("VKSTD"). MULCD and VKSTD are engaged in the manufacturing and assembly of LCDs and modules in Peoples Republic of China ("PRC Companies"). MULCD and VKSTD manufacture LCDs and assemblies for the USA, Europe and Far East markets. The acquisition, which was accounted for by the purchase method of accounting, required an initial payment of $4.2 million with the balance due in two installments: $600,000, due on May 1, 2000, and $3.945 million, due May 31, 2000. The payment due May 1, 2000, was paid in the amount of $1 million Singapore dollars, which converts to $587,000 US dollars with the difference being due to currency exchange. The balance of $3.945 million due May 31, 2000, is being renegotiated and is expected to be paid toward the end of the second quarter.

         The PRC Companies are located in Heng Gang, Shenzhen, China. The PRC Companies are involved in the manufacture of liquid crystal displays (LCDs), turnkey assemblies, front panel display systems, subassemblies with integrated circuits ("ICs") and products incorporating LCDs for use in the end products of original equipment manufacturers ("OEMs"), including telecommunications and other electronics equipment, including cellular telephones. The PRC Companies employ approximately 1,350 people. The manufacturing facilities consist of three buildings totaling approximately 270,000 sq.ft. with its own electric power generation plant (diesel fuel), situated on four acres in Heng Gang Industrial Estate, located 30 minutes from the city of Shenzhen and about one hour from Hong Kong. The PRC Companies' facilities are on land leased pursuant to a 50-year land lease expiring in 2043. The PRC Companies must pay annual land rent of approximately US $2,500, subject to certain periodic rent increases. Space is also leased in Singapore for sales and design staff personnel of the PRC Companies.

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

         Over 60% of IDW's sales in 1999 consisted of custom display modules developed in close collaboration with its customers. Devices designed and manufactured by IDW include applications in telecommunications (cell phones and other wireless communication services), as well as in medical equipment, appliances, utility applications, automotive equipment, retail and office equipment, and consumer electronic products, including entertainment systems. Targeted areas for new applications include office equipment (copiers, facsimile machines, and printers) and high resolution graphic display products for personal digital assistance and small computer and map displays. Approximately 30% of 1999 total sales were to the office machinery market (principally calculators) and approximately 20% to the telecommunications industry (principally cellular telephones) with the balance spread over a variety of products and industries. IDW currently specializes in LCD components and technology and providing design and manufacturing services for its customers. IDW currently markets its services primarily in Hong Kong and, to a lesser extent, Asia, but intends to expand sales efforts in the United States, Europe and Asia. IDW maintains design centers at its manufacturing facilities and in Singapore, a country which contains corporate headquarters or regional headquarters for many major electronics firms.

         The consolidated financial statements include the wholly owned subsidiaries, IDW (a Delaware corporation), Westbeach Canada ULC (a Nova Scotia unlimited liability company), and Morrow International, Inc. (a Guam foreign sales corporation). All significant intercompany accounts and transactions have been eliminated.

          CURRENT EVENTS

         The Company completed a $4,350,000 private placement of common stock subsequent to year end. Consistent with management's strategic plans for the Company, the proceeds for the offering were used to facilitate the acquisition of the PRC Companies, mentioned above. Management believes that these companies will generate sufficient net income and liquidity to sustain the Company's operations. Further, in the event of a capital shortfall, management of the Company believes that it has the ability to raise additional equity capital. However, there can be no assurances that the Company's recent acquisitions will operate profitably or that management will be successful in raising additional equity capital.

         On February 1, 2000, using funds advanced by the Company to IDW, IDW HK acquired pursuant to a Sale and Purchase Agreement ("Purchase Agreement") from the Judicial Manager, KMPG Peat Marwick, in a Judicial Management Proceeding in Singapore (a form of bankruptcy proceeding), all of the outstanding voting stock and rights to acquire stock and other equity interests in MULCD and VKSTD. The Singapore Judicial Management Proceeding resulted from the bankruptcy of the parent of the PRC Companies, Vikay Industrial, Ltd. ("Vikay"), headquartered in Singapore. Prior to December 6, 1997, Vikay was a publicly listed company on the SESDAQ Exchange in Singapore, with its trading privileges suspended when it went under judicial management on December 6, 1997. The total net adjusted purchase price for the equity interests was $9,803,524 (US$) with $1 million being paid by IDW prior to acquisition by Morrow, $4,271,729 paid at closing, and notes for $4,531,795, bearing interest at the rate of 6% per annum, given for the balance of the purchase price, with such notes originally being due and payable in the amount of $3,571,403 plus accrued interest on May 1, 2000 and the balance of $960,392 plus accrued interest on May 31, 2000, such numbers being based on the January 27, 2000 conversion rate of the Singapore dollar into the US Dollar of
1.6865 to 1. As noted, the initial payment for the PRC Companies was funded through loans from the Company. Proceeds from collection of PRC Companies' accounts receivable, that were to be applied to the payments due under the Purchase Agreement, were used to fund higher than expected initial operating losses for the PRC Companies to date and higher than expected costs in establishing IDW's California and Singapore offices. IDW HK renegotiated the May 1 and May 31, 2000 payments due under the Purchase Agreement with the Judicial Manager. As renegotiated, the May 1, 2000 payment was $587,000 ($1 million Singapore dollars) and the May 31, 2000 payment will be $3.945 million, plus interest with the total of the May 1 and May 31, 2000 payments of $4.5 million, plus interest, being unchanged. The balance of $3.945 million due May 31, 2000, is being renegotiated and is expected to be paid toward the end of the second quarter. While oral agreement has been reached this restructuring, there is no assurance that the restructuring will occur. Further, there is no assurance that the Company will be able to make the payments provided under the Purchase Agreement when due, as presently structured or expected to be restructured. If that occurs, the Company could face a risk of the loss of its investment in the PRC Companies. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Company's capital and resources to finance such payments and the risks associated therewith.

         Besides the Purchase Agreement, IDW HK entered into a Supplemental Deed and Charge ("Charge Agreement") among IDW and IDW HK, as Chargors, and Vikay Industrial (Hong Kong) Ltd. and Vikay Industrial, Ltd., as Chargees. Under the Charge Agreement, IDW pledged the Common Stock of IDW HK and the PRC Companies' assets to secure the payment of the balance of the purchase price for the PRC Companies. While the Company presently expects to be fully able to finance those payments, if such payments are not timely made, the security interest in the IDW HK Common Stock and/or the PRC Companies' assets could be foreclosed upon on short notice and IDW's investment through IDW HK in the PRC Companies lost.

         The Independent Auditors' Report for the Company's financial statements as of and for the year ended January 1, 2000 included in the 1999 Form 10-K contains a going concern qualification in Note 1 to the Consolidated Financial Statements. Further, the Company has been advised by the auditors for the PRC Companies that the financial statements for the PRC Companies when issued will contain a going concern qualification. The going concern qualification relates to the facts that the auditors are (i) unable to verify with the PRC Companies' former parent and its affiliates (collectively "Former Parent") receivables on the books of the PRC Companies due from the Former Parent in the approximate amount of $39.3 million or accounts payable to the Former Parent in the amount of approximately $21.5 million and (ii) due to the existing judicial management procedure in Singapore affecting the Former Parent, the ability of the Former Parent to pay such receivables or the ability of the PRC Companies to offset such receivables against the accounts payable owing to the Former Parent. While the judicial managers for the Former Parent have indicated they will enter into a "novation agreement" that would allow the offset of the receivables against the accounts payable, such novation agreement cannot be entered until certain further action is taken in the judicial proceeding and, there is no assurance, that such agreement will be entered or that the Former Parent will otherwise have the resources to pay the receivables of the Former Parent held by the PRC Companies. The Company understands that as a matter of law, the PRC Companies cannot offset the receivables from the Former Parent against the accounts payable, absent such novation agreement. While such receivables and accounts payable are reflected in the PRC Companies financial statements for prior periods, except for approximately $2.3 million of accounts payable assumed by IDW HK in acquiring the PRC Companies, such receivables and accounts payables are neither an asset or liability of the PRC Companies on an ongoing basis.

         There is no assurance that the Company will not encounter future financial problems due to unexpected contingencies, unsuccessful results, adverse results in pending litigation, or other factors.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed balance sheet as of April 1, 2000, condensed statements of operations for the three month periods ended April 1, 2000, and March 27, 1999, and the condensed statements of cash flows for the three month periods ended April 1, 2000, and March 27, 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation SX. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended January 1, 2000, on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended April 1, 2000 are not necessarily indicative of the operating results of the full year.

         Certain amounts in the fiscal 1999 financial statements have been reclassified to conform with the presentation in the fiscal 2000 financial statements.

         FISCAL YEAR

         Effective January 1, 1997, the Company changed its year-end from a calendar year end to a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the first fiscal quarter of 2000 began on January 2, 2000, and ended on April 1, 2000, whereas the corresponding quarter of the prior fiscal year began on December 27, 1998, and ended on March 27, 1999.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with a maturity of three months or less.

         FINANCIAL INSTRUMENTS

         A financial instrument is cash or a contract that imposes or conveys a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of April 1, 2000, and March 27, 1999.

          INVENTORIES

         Inventories for continuing operations are stated at standard cost. Costs for valuation of manufacturing inventory are comprised of labor, materials (including freight and duty) and manufacturing overhead.

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

         GOODWILL AND OTHER LONG LIVED ASSETS

         Goodwill resulting from the IDW acquisition is being amortized over 15 years using the straight-line method and is net of amortization of $72,000 at April 1, 2000. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on non-discounted projected earnings. If the valuation indicates that non-discounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded.

          WARRANTY COSTS

         The Company asks that the customer report defects within fifteen days of receipt of product.

All products are fully replaceable if defective. The Company manufactures custom products to customer specifications and does not anticipate it will incur a material amount of warranty expense.

         ADVERTISING AND PROMOTION COSTS

         Advertising and promotion costs are expensed as incurred and included in selling, marketing and customer service expenses.

         REVENUE RECOGNITION

         The Company recognizes revenue from the sale of its products when the products are shipped to customers.

         INCOME TAXES

         The Company accounts for income taxes using the liability method so that deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expenses or credits are based on the changes in the financial statement bases versus the tax bases in the Company's assets or liabilities from period to period.

         STOCK-BASED COMPENSATION PLANS

         The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

         PRODUCT DEVELOPMENT COSTS

         Expenditures associated with the development of new products and improvements to existing products are expensed as incurred.

         NET LOSS PER SHARE

         The shares used in the calculation of net loss per share are computed as follows:

                                                            THREE MONTHS ENDED
                                                      ------------------------------
Shares                                                APRIL 1, 2000   MARCH 27, 1999
                                                      -------------   --------------
Weighted average shares outstanding                     17,666,506       6,176,556
Stock option and convertible debenture dilution (1)             --              --
                                                        --------------------------
Weighted average shares outstanding for diluted EPS     17,666,506       6,176,556
                                                        --------------------------

(1) The effect of potential common securities of 570,898 shares and 391,398 shares are excluded from the dilutive calculation for periods ended April 1, 2000, and March 27, 1999, respectively, as their effect would be antidilutive.

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

         RECLASSIFICATIONS

         Certain reclassifications have been made to prior year balances to conform to the current period presentation. Such reclassifications have no effect on previously reported results of operations.

3.       INVENTORIES

         Inventories consisted of the following:

                                                 April 1,    Jan 1,
                                                  2000        2000
                                                 --------    ------
                                                    (in thousands)
Finished goods                                   $   42      $   --
Work-in-process                                     664          --
Raw materials                                     1,109          --
Goods in transit                                     --          --
                                                 ------      ------
                                                                 --
Less reserve for obsolete inventory                              --
                                                 ------      ------
Total continuing operations inventories, net     $1,815      $   --
                                                 ======      ======
Total discontinued operations inventories, net   $   --      $   70
                                                 ======      ======

4.       NOTES PAYABLE AND LONG-TERM DEBT

         On August 25, 1999, the Company borrowed $675,000 (the "Bridge Loan") secured by a first lien against the Company's approximately 103,000 square foot offices and warehouse in Salem, Oregon and related real estate ("Real Property"). The amounts owing under the Payment Agreement are also secured by a trust deed against the Real Property. The security interest in the Real Property under the Payment Agreement is subordinate up to $750,000 to the Trust Deed signed in connection with the Bridge Loan. Interest only payments are due in monthly installments of $6,750 at 12%, with principal balance due and payable in full June 28, 2000. The $675,000 outstanding balance as of April 1, 2000, is classified as Current Portion of Long Term Debt in the accompanying consolidated balance sheet.

         To complete the acquisition of the PRC Companies, a payment of $3.945 million, plus interest, is due May 31, 2000. This payment is being renegotiated and is expected to be paid toward the end of the second quarter. While oral agreement has been reached, there is no assurance that the restructuring will occur (Note 1).

         On May 31, 2000, a payment of $200,000 is due under the terms of the settlement of the Involuntary Petition. This payment relieves amounts owing to certain creditors in accounts payable. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Involuntary Petition.

5.       SEGMENT AND GEOGRAPHIC REPORTING

         Under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), public companies are required to disclose certain information about the enterprise's reportable segments. The Company has two continuing reportable product segments within two major geographic territories. The product segments are categorized as liquid crystal displays and modules. The geographic territories are the United States and Asia. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's territorial segments market, sell and distribute essentially the same products. The following represents continuing operations segment and geographical data for the three months ended April 1, 2000. There were no continuing reportable segments for the three months ended March 27, 1999.

                                            Three Months Ended April 1, 2000
                                              USA        Asia       Totals
                                            --------------------------------
Revenues:
Liquid crystal displays                     $    492   $    593    $  1,085
Modules                                          680        818       1,498
                                            --------   --------    --------
Total revenues                                 1,172      1,411       2,583

Segment operating profit / (loss)                881     (1,550)       (669)
Interest expense                                  --         --          --
Depreciation and amortization                      2        419         421
Segment continuing operation assets            2,064     11,452      13,516
Segment asset expenditures for continuing
operations                                        93         27         120

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

         On November 12, 1999, Westbeach sold substantially all its assets, including its remaining two retail stores in Vancouver and Whistler, British Columbia, and its apparel line, together with the Westbeach trademarks, to Westbeach Sports, Inc., a British Columbia corporation, not affiliated with either the Company or Westbeach. The purchase price for the assets sold was $2,680,000. The sale was pursuant to an Asset Purchase Agreement that contained certain representations and warranties by Westbeach to the buyer and indemnification of the Buyer by Westbeach in certain events for certain liabilities or any inaccuracies in such representations and warranties. The sale price was subject to adjustment, based on the final inventory and accounts receivable counts, and there was a $100,000 holdback to fund certain adjustments. Currently, only $30,000 is held back, as the remaining $70,000 was refunded to the Company and a loss of $112,000 was included in loss from discontinued apparel operations, which loss resulted from the sale price adjustments.

         Operating results of the snowboard operations for the first three months and the first quarter of 1999 are shown separately in the Consolidated Statements of Operations as income (loss) from discontinued snowboard operations, net of tax. Operating results of the apparel operations for the first three months and the first quarter of 1999 are shown separately in the Consolidated Statements of Operations as income (loss) from discontinued apparel operations, net of tax. The Consolidated Statements of Cash Flows have not been restated to reflect discontinued operations presentation.

7.       IDW ACQUISITION

         On January 31, 2000, the Company acquired all of the outstanding securities of International DisplayWorks, Inc., ("IDW") in exchange for 2,680,000 newly-issued shares of the Company's common stock valued at $7,236,000. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value (which approximated historical carrying value) of the net assets acquired allocated to goodwill. The operations of IDW have been included in the accompanying financial statements since the date of acquisition.

         Summarized unaudited 1999 and 2000 pro forma results of continuing operations, which includes the PRC Companies, assuming the IDW acquisition took place on January 1 of each year, are as follows:

                                            Quarters Ended
                                            (in thousands)
                                        April 1,       March 27,
                                          2000           1999
                                      -----------    -----------
Net sales                             $     3,227    $     3,302
Cost of goods sold                          2,284          3,377
Operating expenses                          1,084            904
Net loss                                     (206)          (979)

Weighted average shares outstanding     1,000,010      1,000,010

Net loss per share:
   Basic                              $     (0.21)   $     (0.98)
   Diluted                            $     (0.21)   $     (0.98)

8.       SUBSEQUENT EVENTS

         The Company is seeking to refinance its Salem, Oregon facility for $1.5 to $2.0 million and to raise, through a private placement of its Common Stock, a minimum of $3.0 to $4.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Through March 1999, the Company focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company acquired Westbeach, a merchandiser of snowboarding apparel and casual clothing, on November 13, 1997. In March 1999, the Company sold its "Morrow" intellectual property, along with all 1999/2000 inventories and its snowboard and binding production equipment to K2. In November 1999, the Company sold its "Westbeach" brand name to Westbeach Sports, Inc. resulting in discontinued operations. As a result of the sale of Westbeach, the Company had no continuing operations until January 31, 2000, with its acquisition of International DisplayWorks, Inc. ("IDW"), a Delaware corporation, and IDW's subsequent acquisition on February 1, 2000, through its wholly owned subsidiary, International DisplayWorks Hong Kong ("IDW HK"), a company organized under the laws of Hong Kong, People's Republic of China ("PRC") of (i) MULCD Microelectronics Company Ltd. ("MULCD") and (ii) IDW Shenzhen Technology Development Company, Ltd. ("VKSTD"), two companies organized under PRC law (collectively, the "PRC Companies"). IDW, IDW HK and the PRC Companies operate as an integrated company.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to Morrow Snowboards, Inc. dba Granite Bay Technologies ("the Company") or its management, including without limitation, IDW (as defined herein) and the Company's other subsidiaries, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company's actual results and could cause actual consolidated results for fiscal year 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the Company's change in business lines, the ability to obtain capital and other financing in the amounts and the times needed (including to complete payment of the acquisition costs of the PRC Companies and fund these companies' growth and operations), realization of forecasted income and expenses by the PRC Companies, initiatives by competitors, price pressures, changes in the political climate for business in China, and the loss of one or more of IDW's significant customers, and the risk factors listed from time to time in the Company's SEC reports and risk factors listed below, including, in particular, the factors and discussion in Item 7 of the 1999 Form 10-K.

         The Company's principal assets consist of its equity interests in Globalgate e-Commerce, Inc. ("Globalgate") and IDW. No immediate return is expected from the Company's investment in Globalgate. A wide variety of factors will affect IDW's operating results and could adversely impact its net sales and profitability. Significant factors in IDW's success will be its ability to establish and, in certain cases, re-establish design and manufacturing relationships with key OEM customers that will generate sufficient orders, including orders of higher margin products, to increase revenues and profitability. Although IDW products are incorporated in a wide variety of communications, consumer and appliance products, approximately 20% of its total sales in 1999 were for display modules for cellular products and 30% for use in office machines (primarily calculators). A slowdown in demand for cellular products or calculators that utilize IDW's devices as a result of economic or other conditions and the market served by IDW or other factors could adversely affect IDW's operating results. IDW's products are sold into an industry characterized by increasingly rapid product turnaround, increasingly shorter lead times, product obsolescence, order cancellation and other factors that make it difficult to forecast future orders, production and personnel needs and other resources requirements with a high level of certainty. IDW's ability to anticipate such factors and respond to them in a timely fashion will affect its ability to utilize its manufacturing capacity effectively, maintain a proper product mix and avoid downtimes due to product conversions and other factors. Such uncertainty also creates difficulties in maintaining adequate supplies of raw materials to meet shifting customer needs and customer orders placed on short notice.

          Other factors, many of which could be beyond the Company's and IDW's control, include the following:

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

RESULTS OF OPERATIONS

         The only continuing operations of the Company were the IDW operations, acquired on January 31, 2000. The purchase method of accounting applies to the acquisition of IDW; as a result, balance sheet information for IDW and its subsidiaries is only included as of April 1, 2000 and operating results are only included from January 31, 2000 for IDW, and, from February 1, 2000 for IDW HK and the PRC Companies. Because the three months ended March 27, 1999, and the year ended January 1, 2000, reflect all discontinued operations, they have been omitted from this comparison.

COMPARISON OF THE THREE MONTHS ENDED APRIL 1, 2000, AND MARCH 27, 1999

         CONTINUING OPERATIONS. The Company's continuing operations consist of IDW and the IDW HK subsidiaries (the PRC Companies), MULCD and VKSTD, which manufacture liquid crystal displays and assemblies. These continuing operations stem from the acquisition of IDW on January 31, 2000 and the acquisition of the PRC Companies on February 1, 2000. As previously mentioned, the Company sold its Morrow business to K2 in March 1999, and its Westbeach business to Westbeach Sports, Inc. in November 1999, creating discontinued snowboard operations and discontinued apparel operations.

         NET SALES. Net sales for continuing operations for the first three months of 2000 were $2,583,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through April 1, 2000. All prior year sales are a part of the Company's discontinued operations and therefore not reflected in this comparison.

         GROSS PROFIT. Gross profit for continuing operations in the first three months of 2000 was $227,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through April 1, 2000. All prior year sales and cost of sales are a part of the Company's discontinued operations and therefore no gross profit is reflected in this comparison.

         OPERATING EXPENSES. Operating expenses for continuing operations consist of selling, marketing and customer service; engineering, advance design and product development; and general and administrative expenses. These expenses were $1,204,000 for the first three months of 2000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through April 1, 2000.

         SELLING, MARKETING AND CUSTOMER SERVICE. Selling, marketing and customer service expenses for the first three months of 2000 were $119,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through April 1, 2000. Significant elements of this expense consists of staff and employee related expenses of $64,000, travel and related expenses of $30,000, and advertising expense of $12,000.

         ENGINEERING, ADVANCE DESIGN AND PRODUCT MANAGEMENT. There were no continuing operations or discontinued operations expenses incurred during the first quarter of 2000 for engineering, advance design, and product management.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first three months of 2000 were $1,085,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through April 1, 2000 and continuing operations expenses for ongoing corporate administration of the Company. The significant elements of the IDW expenses relate to staff and employee related expenses of $572,000, relocation expenses of $15,000, rent, telephone, and utilities expenses of $52,000, legal expenses of $28,000, and local government fees of $29,000. Significant elements of the continuing operations expenses for the Company's ongoing corporate administration include $93,000 in accounting fees, $34,000 in legal fees, $30,000 in salaries, and $72,000 in amortization of goodwill from the IDW acquisition.

         INTEREST EXPENSE. Interest expense was $27,000 for the first three months of 2000, which relates to payments on the $675,000 outstanding bridge loan.

         OTHER INCOME/EXPENSE. Other income was $8,000 for the first three months of 2000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through April 1, 2000. This relates to $11,000 in interest income and $3,000 in other expense for IDW.

         NET LOSS. Net loss for continuing operations for the first three months of 2000 was $996,000, of which $725,000 represents net loss from continuing operations of IDW from the acquisition date of January 31, 2000, through April 1, 2000, while $271,000 represents net loss from continuing operations for ongoing corporate administration of the Company.

         DISCONTINUED OPERATIONS. In March of 1999, the Company sold all of its snowboard, boot and binding assets to K2. There was a net loss from discontinued snowboard operations of $4,000 in the first quarter of 2000 compared to income on discontinued snowboard operations of $150,000 in the first quarter of 1999.

         On November 12, 1999, the Westbeach subsidiaries were sold creating discontinued apparel operations for the apparel business. Westbeach had a loss from discontinued apparel operations in the first quarter of 2000 of $353,000, due to $112,000 in working capital adjustments on the purchase price paid by Westbeach Sports, Inc., $22,000 in legal fees related to the discontinuance, and general and administrative fees incurred to wind down operations. This compares to a loss from discontinued apparel operations of $1,362,000 in the first quarter of 1999.

         YEAR 2000

         The Company and its subsidiaries have updated and tested their software to correct for the Year 2000 problem. However, there can be no assurances these software corrections will be free of errors. IDW's manufacturing facilities operate independently of the municipal power supply, as IDW has its own power generation plant onsite. IDW does not expect Year 2000 problems to adversely affect operations or its power supply. IDW has been verifying that its vendors are Year 2000 compliant. While that verification has not been completed, to date, IDW has not encountered any significant problems with any suppliers it has contacted. Presently, the Company does not expect to incur any material expenses due to Year 2000 compliance or interruptions in its business from Year 2000 compliance issues of others, including its vendors and customers.

         MARKET RISK

         The Company accumulates foreign currency in payment of accounts (principally Hong Kong dollars and Canadian dollars) which it then uses to pay its foreign vendors or converts to U.S. dollars, exposing the Company to fluctuations in currency exchange rates. The Company currently holds foreign currencies which are translated into U.S. dollars using the quarter-end exchange rate, for a total of $153,000. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $13,000. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices, or marketable equity security prices. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in interest rates would have a material effect on the Company's cash flow.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital to pay certain existing fixed obligations and provide working capital for the PRC Companies and to fund administrative overhead for the parent company. The increase in cash at January 1, 2000, partially resulted from decisions by the Company and its Canadian subsidiary to terminate certain business lines in 1999, the sale of which generated working capital for the Company to fund the payment of Company debt and provide additional funds for investment. As discussed below, the Company will require additional working capital to implement its current Business Plan for IDW.

         Net cash used in operating activities for the first quarter of 2000 was $832,000, resulting primarily from the net loss of $1,353,000. There was a decrease in other assets of $597,000 mainly attributable to the reduction of amounts owed from Westbeach Sports, Inc. related to the discontinuance of the apparel operations.

         Net cash used in investing activities for the three months ended April 1, 2000, totaled $4,419,000, resulting from the $4,272,000 initial payment for the purchase of the PRC Companies and $147,000 for acquisition of equipment.

         Net cash provided by financing activities for the three months ended April 1, 2000, was $3,855,000 which was the net proceeds of a sale of common stock, through a private placement of 5.8 million shares.

         On March 30, 1999, certain of the Company's trade creditors filed an Involuntary Petition ("Involuntary Petition") for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon (Case No. 699-61663-FRA7). On March 30, 1999, the Company's accounts payable were approximately $2,500,000 with all overdue more than 90 days. The Company negotiated a settlement with substantially all those creditors and the Involuntary Petition was dismissed on June 16, 1999. The settlement was accepted by over 90% of the Company's creditors (by number and dollar amount of claims) with undisputed claims. Under the terms of the settlement, as reflected in the Payment Agreement among the Company, certain creditors and others (the "Payment Agreement"), certain creditors holding undisputed, non-contingent, liquidated claims against the Company (approximately $2.5 million in the aggregate) have received or will receive payments from the Company as follows:
$250,000 within 60 days after the order dismissing the Involuntary Petition (which payment was made on August 28, 1999); $200,000 each calendar quarter after the first payment is made; and the remaining unpaid balance of such claims, without interest, all due and payable in one year. All payments required to date have been timely made. Such payments are secured by a lien against the Company's Salem, Oregon facility, subject to a senior lien up to $750,000 to secure a $675,000 principal amount bridge loan or replacement financing therefore. The Company is current in its payment obligations under the Payment Agreement. The balance owing as of March 31, 2000, was approximately $1,650,000 with a payment of $200,000 due on May 31, 2000 and the balance of approximately $1,450,000 due on or before June 28, 2000.

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

         Fixed existing obligations the Company must fund include the following:

     PAYMENT OBLIGATION           AMOUNT          PAYMENT DATE
     ------------------           ------          ------------
     Purchase Agreement         3,945,000(1)(2)    May 31, 2000
     Payment Agreement            200,000          May 31, 2000
     Payment Agreement          1,450,000         June 28, 2000
     Bridge Loan                  675,000(2)      June 28, 2000
                               ----------
     Total                     $6,270,000
                               ==========

(1) Payment being renegotiated for payment in second quarter

(2) Does not include interest due with such payment

         The Company expects to fund the above obligations from the following sources:

     SOURCE                                    EXPECTED FINANCING AMOUNT
     ----------------------------------        -------------------------
     Refinance of Salem, Oregon facility             $2,000,000
     Sale of Company stock                            3,000,000
     Collection of PRC Companies' Receivables         3,000,000
                                                     ----------
                                                     $8,000,000
                                                     ==========

         After paying such fixed payment obligations from the expected financing proceeds, the remaining approximate $1.7 million will be used to fund immediate projected working capital needs of the PRC Companies' operations at the parent level and near term capital expenditure plans. The Company is presently projecting that the PRC Companies will generate positive cash flow in the third quarter and not require additional working capital for manufacturing operations thereafter.

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

         Any financing, involving equity or rights to acquire equity interests, would result in dilution in the percentage ownership of existing shareholders when such equity interests were issued and, depending on the sales price, a dilution in book value. There is no assurance the expected $4.1 million in financing needed in May 2000 and $2.1 million needed for the balance of 2000 will be raised or raised in a timely manner. In such event, the Company would face a loss of its investment in the PRC Companies.

         A more detailed discussion of the risks associated with such matters and other factors that may affect the Company's operations is contained in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 ("1999 From 10-K") filed with the Securities and Exchange Commission ("SEC") on April 25, 2000.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is currently involved in the litigation and proceedings described below.

         There are two legal matters before the Company, one of which has been settled (the Empire matter).

1. MICHAEL JOSEPH FASHION AGENCY, INC. V. MORROW SNOWBOARDS, INC. (Supreme Court, Province of British Columbia, No. C981832). Michael Joseph Fashion Agency Inc. ("Michael Joseph"), the Company's former Western Canadian sales representative, filed a suit in Vancouver, British Columbia claiming damages of approximately $127,000 (US$), together with interest, attorneys' fees and certain litigation costs. Michael Joseph is seeking approximately $60,000 for lost sales commissions due to the alleged termination of its sales representative relationship without adequate notice under Canadian common law principles, approximately $60,000 for alleged lost sales commissions on gray market goods shipped through unauthorized distribution channels in its exclusive sales territory and the balance for certain expenses incurred. The Company has retained legal counsel in Vancouver, British Columbia to defend this action. The Company believes it has a reasonable basis for defending against any such claim, but there can be no assurance the Company will be successful in this defense. Discovery is underway in this lawsuit and trial is expected in October 2000.

2. EMPIRE OF CAROLINA, INC. ("EMPIRE") V. MORROW SNOWBOARDS, INC. AND K2, INC. (Palm Beach County, Florida, Circuit Court of the Fifteenth Judicial Circuit, No. CL99-3453-AE). Empire has filed a lawsuit claiming a breakage fee of $500,000 and reimbursement of its costs under the Letter of Intent with the Company dated March 2, 1999. The Company has responded that it believes the Letter of Intent was terminated without any obligation on the Company's part to pay such a fee or reimburse any costs. The Company believes it has a reasonable basis for that position and will vigorously defend against any action by Empire seeking such fee. In December 1999, the court approved the Company's motion to dismiss the lawsuit for lack of jurisdiction under Florida law. Empire has appealed that decision. While that appeal is pending, the parties have agreed to voluntary mediation of the dispute. No discovery has occurred to date. On May 2, 2000, the parties in the voluntary mediation proceedings agreed to a settlement. Under the agreed to settlement, the Company will pay Empire $27,500 by May 17, 2000.

         An award of damages or the expenditure of significant sums in any of the matters described above could have a material adverse effect on the Company's financial condition and results of operations. The Company's financial condition and capital resources may also adversely affect its ability to vigorously defend any action.

ITEM 2.  CHANGES IN SECURITIES.

         On January 31, 2000, the Company pursuant to a Securities Purchase Agreement exchanged 2,680,000 shares of its Common Stock (no par value) ("Common Stock") for all the outstanding securities and rights to acquire securities of International DisplayWorks, Inc. ("IDW"), a Delaware corporation with offices and headquarters at 599 Menlo Drive, Suite 200, Rocklin, California 95765; telephone: 916-415-0645. Following such share exchange, IDW became a wholly owned subsidiary of the Company. Shares were exchanged in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors and or private/limited offerings under state securities laws. The Board set the exchange ratio based on its evaluation of IDW and the then market prices for the Common Stock and other factors.

         Also, on January 31, 2000, the Company, in a private placement ("Private Offering") sold 5,800,000 shares of Common Stock at $.75 per share. Shares were sold to "accredited" investors only in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The Board set the offering price on then market prices and other factors.

         The Company engaged Capitol Bay Securities, Inc. ("CBS") as the placement agent for the Private Offering. As placement agent, CBS received sales commissions of $435,000 and an expense allowance of $87,000, equal to 12% of the proceeds raised, and received warrants to acquire 580,000 of the Company's Common Stock at an exercise price of $.75 per share. CBS is a wholly owned subsidiary of Capitol Bay Group, Inc. ("CBG") and CBG is wholly owned by Stephen Kircher, a director of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  --None--

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  --None--

ITEM 5.  OTHER INFORMATION

                  --None--

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:         27.1 - Financial Data Schedule

         Reports on Form 8-K

         A current report on Form 8-K dated December 30, 1999 and filed with the SEC on January 10, 2000 reporting a change in stock ownership by a significant shareholder and reporting an additional acquisition of Globalgate shares.

         A current report on Form 8-K dated January 14, 2000 and filed with the SEC on January 24, 2000, to report a change in certifying accountants.

         A current report on Form 8-K dated January 31, 2000 and filed with the SEC on February 1, 2000 ("IDW Form 8-K") to report the acquisition of IDW, a Delaware corporation, the private placement sale of 5,800,000 shares with $4,350,000 in proceeds, and the acquisition by the wholly owned subsidiary, IDW, of MULCD and VKSTD, two PRC Companies.

         Four amendments, filed with the SEC on January 15, 16 and 24 and March 31, 2000, to the current report on Form 8-K dated January 31, 2000 to disclose further detail related to the IDW, MULCD, and VKSTD acquisitions.

         A current report on Form 8-K dated January 31, 2000 and filed with the SEC on March 17, 2000, to report the expected late filings of (i) the Company's 1999 Form 10-K and (ii) the audited financial statements for the PRC Companies, to be filed as an amendment, to the IDW Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rocklin, State of California, on May 10, 2000.

                                       MORROW SNOWBOARDS, INC.

                                       By:  /s/ P. Blair Mullin
                                            ----------------------------------
                                            P. Blair Mullin
                                            PRESIDENT (1)
                                            (PRINCIPAL EXECUTIVE OFFICER)


                                       By:  /s/ P. Blair Mullin
                                            ----------------------------------
                                            P. Blair Mullin
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL OFFICER AND
                                            ACCOUNTING OFFICER)

         (1) No Chief Executive Officer is appointed. Under the Company's Bylaws, if no Chief Executive Officer is appointed, the President acts in such capacity and has the authority of a Chief Executive Officer.