Form 10QSB
period 2000-07-01
MORROW SNOWBOARDS INC
filed 2000-08-14
CIK 866415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

                                 (916) 315-2021
              (Registrant's telephone number, including area code)



o Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X yes __ no

The number of shares outstanding of the registrant's common stock, no par value, as of August 1, 2000, was 18,032,906.

                             MORROW SNOWBOARDS, INC.
                                      INDEX

                                                                    Page Number

Part I  Financial Information

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at July 1, 2000
         and January 1, 2000..................................................3

         Statements of Operations
         for the Three and Six Months Ended
         July 1, 2000, and June 26, 1999......................................4

         Statements of Cash Flows for
         the Six Months Ended July 1,2000,
         and June 26, 1999 ...................................................5

         Notes to Financial Statements .......................................6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations........................15


Part II Other Information

Item 1.  Legal Proceedings...................................................20
Item 2.  Changes in Securities...............................................20
Item 3.  Default Upon Senior Securities......................................21
Item 4.  Submission of Matters to a Vote of Security Holders.................21
Item 5.  Other Information...................................................21
Item 6.  Exhibits and Reports on Form 8-K....................................21


Signatures...................................................................23

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          dba GRANITE BAY TECHNOLOGIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)




                                                                 July 1,       January 1,
                                                                  2000            2000
                            ASSETS
Current assets:
   Cash and cash equivalents                                  $     354       $   1,930
   Accounts receivable,
     net of allowance for uncollectible accounts                  5,904               -
   Inventories                                                      678               -
   Prepaid expense                                                  151             127
   Refundable income taxes                                            -              54
   Refundable VAT taxes                                              23               -
   Net current assets of discontinued operations                     24           2,332
                                                              ---------       ---------
     Total current assets                                         7,134           4,443
                                                              ---------       ---------
     Property and equipment, at cost                              9,923           3,061
                                                              ---------       ---------
     Other assets:
   Investments                                                    1,000           1,000
   Goodwill, net                                                  6,294               -
   Net non-current assets of discontinued operations                  -              72
   Other assets, net                                                183               -
                                                              ---------       ---------
     Total other assets                                           7,477           1,072
                                                              ---------       ---------
        Total Assets                                          $  24,534       $   8,576
                                                              =========       =========
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                           $   4,386       $   2,796
   Accrued liabilities                                              996             502
   Notes payable, short term                                      2,837               -
   Net current liabilities of discontinued operations                97               -
                                                              ---------       ---------
     Total current liabilities                                    8,316           3,973

     Long-Term Debt, Net of Current Portion                       2,045             675
                                                              ---------       ---------
                                                                 10,361           3,973
                                                              ---------       ---------
Shareholders' Equity:
  Preferred stock, no par, 10,000,000 shares authorized,
    no shares issued or outstanding                                   -               -
  Common stock, no par, 40,000,000 shares authorized,
    18,032,906 issued July 1, 2000; and 9,176,556
    issued January 1, 2000                                       39,440          27,866
   Accumulated deficit                                          (25,338)        (23,252)
   Cumulative translation adjustment                                 71             (11)
                                                              ---------       ---------
     Total Shareholders' Equity                                  14,173           4,603
                                                              ---------       ---------
     Total Liabilities and Shareholders' Equity               $  24,534       $   8,576
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
                                   (unaudited)




                                                                    For the Six Months             For the Three Months
                                                                          Ended                           Ended
                                                               ---------------------------     ---------------------------
                                                                  July 1,        June 26,         July 1,        June 26,
                                                                   2000            1999            2000            1999
                                                               ------------    -----------     ------------    -----------
Net sales                                                      $      9,188    $         -     $      6,606    $         -
Cost of goods sold                                                    7,420              -            5,064              -
                                                               ------------    -----------     ------------    -----------
    Gross profit                                                      1,768              -            1,542              -
                                                               ------------    -----------     ------------    -----------
Operating expenses:
    Selling, marketing & customer service                               605              -              486              -
    Engineering, advance design and product
      management                                                         86              -               86              -
    General and administrative                                        2,745            332            1,660            245
                                                               ------------    -----------     ------------    -----------
      Total operating expenses                                        3,436            332            2,232            245
                                                               ------------    -----------     ------------    -----------
Operating loss                                                       (1,668)          (332)            (690)          (245)
                                                               ------------    -----------     ------------    -----------
Other income (expense):
    Lease Income                                                         40              -               40              -
    Interest expense                                                    (48)             -              (21)             -
    Other income                                                         12              -                5              -
                                                               ------------    -----------     ------------    -----------
                                                                          4              -               24              -
                                                               ------------    -----------     ------------    -----------
Loss from continuing operations before income taxes                  (1,664)          (332)            (666)          (245)
                                                               ------------    -----------     ------------    -----------
    Income tax benefit (expense)                                          -              -                -              -
                                                               ------------    -----------     ------------    -----------
Loss from continuing operations                                      (1,664)          (332)            (666)          (245)
                                                               ------------    -----------     ------------    -----------
    Income (loss) on discontinued snowboard operations                   11            143               15             (7)
    Loss on discontinued apparel operations                            (321)        (1,839)             (83)          (477)
    Loss on disposition of apparel operations                          (112)             -                -              -
                                                               ------------    -----------     ------------    -----------
Loss from discontinued snowboard and apparel
operations, net of taxes before extraordinary item                     (422)        (1,696)             (68)          (484)
                                                               ------------    -----------     ------------    -----------
    Extraordinary Loss on Extingushment of Debt                           -           (287)               -           (287)
                                                               ------------    -----------     ------------    -----------
Net loss                                                       $     (2,086)   $    (2,315)    $       (734)   $    (1,016)
                                                               ============    ===========     ============    ===========
Net loss per common share:
    Loss from continuing operations - basic                    $      (0.10)   $     (0.05)    $      (0.04)   $     (0.04)
    Loss from continuing operations - diluted                  $      (0.10)   $     (0.05)    $      (0.04)   $     (0.04)

    Loss from discontinued operations - basic                  $      (0.03)   $     (0.27)    $      (0.00)   $     (0.08)
    Loss from discontinued operations - diluted                $      (0.03)   $     (0.27)    $      (0.00)   $     (0.08)

    Loss from extraordinary item - basic                       $          -    $     (0.05)    $          -    $     (0.05)
    Loss from extraordinary item - diluted                     $          -    $     (0.05)    $          -    $     (0.05)

    Net loss - basic                                           $      (0.13)   $     (0.37)    $      (0.05)   $     (0.16)
    Net loss - diluted                                         $      (0.13)   $     (0.37)    $      (0.05)   $     (0.16)

Weighted average number of shares used in computing
  per share amounts:
    Basic                                                        16,251,514      6,176,556       14,836,523      6,176,556
                                                               ============    ===========     ============    ===========
    Diluted                                                      16,251,514      6,176,556       14,836,523      6,176,556
                                                               ============    ===========     ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          dba GRANITE BAY TECHNOLOGIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)




                                                                          For the Six Months
                                                                                Ended
                                                                     ---------------------------
                                                                        July 1,        June 26,
                                                                         2000            1999
                                                                     -----------     -----------
Cash flows from operating activities:
   Net loss                                                          $    (1,664)    $      (332)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Loss on discontinued operations                                       (422)         (1,696)
      Extraordinary loss on extinguishment of debt                             -            (287)
      Depreciation and amortization                                          854             569
      Provision for uncollectible accounts                                    66               -
      Loss on retirement of fixed assets                                      33              48
      Loss on sale of Westbeach                                              112               -
      Other                                                                    -              24
      Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                        (1,972)          4,081
        (Increase) decrease in inventories                                 1,161           3,306
        (Increase) decrease in prepaid expenses                              (17)            346
        (Increase) decrease in refundable deposits                            54
        (Increase) decrease in refundable income taxes                         -             (53)
        (Increase) decrease in other assets                                  853           1,068
        Increase (decrease) in accounts payable                              793             157
        Increase (decrease) in accrued liabilities                           281          (1,801)
        Increase (decrease) in income tax payable                              -              20
        Increase (decrease) in accrued loss on disposal                        -          (1,498)
                                                                     -----------     -----------
      Net cash provided by/(used in) operating activities                    132           3,952
                                                                     -----------     -----------
Cash flows from investing activities:
   Acquisition of PRC Companies                                           (4,272)              -
   Loan to IDW                                                                 -               -
   Acquisition of property and equipment                                    (143)           (139)
   Proceeds from sale of equipment                                             -             470
                                                                     -----------     -----------
     Net cash provided by/(used in) investing activities                  (4,415)            331
                                                                     -----------     -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                  4,338               -
   Proceeds from issuance of long-term liabilities                             -             457
   Principal payments on note payable                                     (1,695)         (2,251)
   Line of credit borrowing, net                                               -          (3,698)
     Net cash provided by/(used in) financing activities                   2,643          (5,492)
                                                                     -----------     -----------
Decrease in cash and cash equivalents                                     (1,640)         (1,209)
Cash and cash equivalents at beginning of period                           1,994           1,348
                                                                     -----------     -----------


                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          dba GRANITE BAY TECHNOLOGIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)
                                    Continued




                                                                          For the Six Months
                                                                                Ended
                                                                     ---------------------------
                                                                        July 1,        June 26,
                                                                         2000            1999
                                                                     -----------     -----------

Cash and cash equivalents at end of period                           $       354     $       139
                                                                     ===========     ===========
Supplemental disclosures:
   Cash paid for interest                                            $        42     $        67
   Acquisition of PRC Companies
     Fair value of assets assumed                                    $    11,017
     Liabilities assumed                                                  (2,213)
     Payment due to complete acquisition (Note 4)                         (4,532)
                                                                     -----------
     Cash paid to acquire PRC Companies                              $     4,272
                                                                     ===========



The accompanying notes are an integral part of these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND CURRENT EVENTS

     Description of Business

     Morrow Snowboards, Inc. and subsidiaries, dba Granite Bay Technologies (the "Company"), headquartered in Rocklin, California, was organized in October 1989, and is currently engaged in (i) the design, manufacture and worldwide distribution of liquid crystal displays (LCDs), modules, and assemblies for major OEM applications in telecommunications, automotive, industrial, medical and consumer products and (ii) the holding of an investment in Globalgate e-Commerce, Inc. The Company was originally organized to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States as well as international distributors in several foreign countries, which business the Company conducted from organization through November 1999 when that business was discontinued. On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd., a manufacturer, wholesaler and retailer of snowboarding apparel and casual clothing. Westbeach had three subsidiaries, an Austrian organization whose principal activity consists of a European sales warehousing operation, a United Kingdom organization consisting of European sales and a Washington State corporation whose principal activity is U.S. retail sales. On March 26, 1999, the Company sold all of its "Morrow" intellectual property, along with all 1999-2000 snowboard inventories and its snowboard and binding production equipment to K2 Acquisitions Inc. ("K2"). On November 12, 1999, a subsidiary of the Company, Westbeach Canada ULC, sold all of its "Westbeach" operations, along with all apparel inventories to Westbeach Sports, Inc. The results of operations for these business segments have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

     In November and December 1999, the Company purchased shares of Globalgate e-Commerce, Inc. ("Globalgate"), a recently formed company whose business purpose is to build a dominant scalable e-commerce platform for merchants selling to businesses and consumers. Globalgate's investments consist of six operating companies, including majority ownership of YellowPages.Com, Inc., a business directory web-site; BrightInfo.com, Inc., which provides technology to power online selling sites; Spark Online, Inc., which connects internet advertisers and ad space; TradeWind CTS, Inc., a business-to- business marketplace for non-production goods; ThinkMart.com, a developer of a variety of e- marketplaces; and GrapeVINE, a technology that permits personalization of e-commerce products and services. The Company hopes to make a return on its investment in Globalgate, if Globalgate or one or more of its subsidiaries are successful. However, there is no assurance that the Company will recover its investment or realize a profit from its investment.

     On January 31, 2000, the Company acquired 100% of the outstanding shares of International DisplayWorks, Inc., ("IDW") a Delaware corporation, located in Rocklin, California, through the issuance of 2,680,000 shares of Morrow common stock. The acquisition was accounted for by the purchase method of accounting. Concurrently, IDW through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd. ("IDWHK"), acquired 100% of the shares of MULCD Microelectronics Company Ltd. ("MULCD") and Vikay Shenzhen Technology Development Company, Ltd. ("VKSTD"). MULCD and VKSTD are engaged in the manufacturing and assembly of LCDs and modules in Peoples Republic of China

("PRC Companies"). MULCD and VKSTD manufacture LCDs and assemblies for the USA, Europe and Far East markets. The acquisition, which was accounted for by the purchase method of accounting, required a $1 million deposit, an initial payment of $4.2 million with the balance due in two installments: $600,000, due on May 1, 2000, and $3.945 million, due May 31, 2000, and which was further subject to adjustment upon final accounting based upon such items as actual inventory balances, accounts receivables and advances to operations by the Judicial Managers during the period that the Company operated the PRC Companies prior to the final accounting. As of June 30, 2000, the Company still owes $2.837 million which is being renegotiated and is expected to be paid through the issuance of common stock in the third quarter, which amount may be further adjusted to reflect final accounting adjustments. Any adjustments to the final purchase price will be reflected as an adjustment to the recorded values of the assets purchased in the period in which the accounting and final settlement is made. (Note 4).

     In addition to the acquisition of the PRC Companies, IDW HK entered into a Supplemental Deed and Charge ("Charge Agreement") among IDW and IDW HK, as Chargors, and Vikay Industrial (Hong Kong) Ltd. and Vikay Industrial, Ltd., as Chargees. Under the Charge Agreement, IDW pledged the Common Stock of IDW HK and the PRC Companies' assets to secure the payment of the balance of the purchase price for the PRC Companies. While the Company presently expects to be fully able to finance those payments, if such payments are not timely made, the security interest in the IDW HK Common Stock and/or the PRC Companies' assets could be foreclosed upon on short notice and IDW's investment through IDW HK in the PRC Companies lost.

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

     The consolidated financial statements include the wholly-owned subsidiaries, IDW (a Delaware corporation), Westbeach Canada ULC (a Nova Scotia unlimited liability company), and Morrow International, Inc. (a Guam foreign sales corporation). All significant intercompany accounts and transactions have been eliminated.

Current Events

     The Company completed a $4,350,000 private placement of common stock in the first quarter, and the proceeds for the offering were used to facilitate the acquisition of the PRC Companies, mentioned above. Although initial operating results have not demonstrated sufficient income to meet operations, Management believes that these companies will generate sufficient net income in future periods which will create sufficient liquidity to sustain the Company's operations. Further, in the event of a capital shortfall, management of the Company believes that it has the ability to raise additional equity capital. However, there can be no assurances that the Company's recent acquisitions will operate profitably or that management will be successful in raising additional equity capital, or obtaining it on terms favorable to the Company.

     The Independent Auditors' Report for the Company's financial statements as of and for the year ended January 1, 2000, included in the 1999 Form 10-K contains a going concern qualification in Note 1 to the Consolidated Financial Statements. Further, the independent auditor's report for the PRC Companies for the year ended December 31, 1999, also contains a going concern qualification. The going concern qualification relates to the facts that the auditors are (i) unable to verify with the PRC Companies' former parent and its affiliates (collectively "Former Parent") receivables on the books of the PRC Companies due from the Former Parent in the approximate amount of $39.3 million or accounts payable to the Former Parent in the amount of approximately $21.5 million and
(ii) due to the existing judicial management procedure in Singapore affecting the Former Parent, the ability of the Former Parent to pay such receivables or the ability of the PRC Companies to offset such receivables against the accounts payable owing to the Former Parent. While the judicial managers for the Former Parent have indicated they will enter into a "novation agreement" that would allow the offset of the receivables against the accounts payable, such novation agreement cannot be entered until certain further action is taken in the judicial proceeding and, there is no assurance, that such agreement will be entered or that the Former Parent will otherwise have the resources to pay amounts owed the PRC Companies. The Company understands that as a matter of law, the PRC Companies cannot offset the receivables from the Former Parent against the accounts payable, absent such novation agreement. While such receivables and accounts payable are reflected in the PRC Companies financial statements. Except for approximately $2.3 million of accounts payable assumed by IDW HK in acquiring the PRC Companies, such receivables and accounts payables were specifically excluded from the purchase of the PRC Companies by the Company.

     There is no assurance that the Company will not encounter future financial problems due to unexpected contingencies, unsuccessful results, adverse results in pending litigation, or other factors.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited condensed balance sheet as of July 1, 2000, condensed statements of operations for the three and six month periods ended

July 1, 2000, and June 26, 1999, and the condensed statements of cash flows for the and six month periods ended July 1, 2000, and June 26, 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation SX. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended January 1, 2000, on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended July 1, 2000, are not necessarily indicative of the operating results of the full year.

     Certain  amounts  in  the  fiscal  1999  financial   statements  have  been
reclassified to conform with the presentation in the fiscal 2000 financial statements.

     Fiscal Year

     The Company uses a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the second fiscal quarter of 2000 began on April 2, 2000, and ended on July 1, 2000, whereas the corresponding quarter of the prior fiscal year began on March 27, 1998, and ended on June 26, 1999.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with a maturity of three months or less.

     Financial Instruments

     A financial instrument is cash or a contract that imposes or conveys a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of July 1, 2000, and January 1, 2000.

     Inventories

     Inventories  for  continuing  operations  are  stated  at cost.  Costs  for
valuation  of  manufacturing   inventory  are  comprised  of  labor,   materials
(including freight and duty) and manufacturing overhead.

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

     Goodwill and Other Long Lived Assets

     Goodwill resulting from the IDW acquisition is being amortized over 15 years using the straight-line method and is net of amortization of $180,000 at July 1, 2000. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on non-discounted projected earnings. If the valuation indicates that non-discounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded.

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

     Stock-Based Compensation Plans

     The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     Product Development Costs

     Expenditures   associated   with  the   development  of  new  products  and
improvements to existing products are expensed as incurred.

     Net Loss Per Share

     The shares used in the calculation of net loss per share are computed as follows:



                                                                  Six Months Ended
                                                           -------------------------------
                                                           July 1, 2000      June 26, 1999
                                                           ------------      -------------
Shares

Weighted average shares outstanding                         16,251,514         6,176,556

Stock option and convertible debenture dilution(1)                   -                 -
                                                            ----------         ---------
Weighted average shares outstanding for diluted EPS         16,251,514         6,176,556
                                                            ----------         ---------


(1) The effect of potential common securities of 1,134,848 shares and 2,182,248 shares are excluded from the dilutive calculation for periods ended July 1, 2000, and June 26, 1999, respectively, as their effect would be antidilutive.

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

3.   INVENTORIES

     Inventories consisted of the following:




                                                               July 1,         January 1,
                                                                2000              2000
                                                             ----------        ---------
                                                                   (in thousands)
Finished goods                                               $      464        $       -
Work-in-process                                                     396                -
Raw materials                                                       453                -
Less reserve for obsolete inventory                                (635)               -
                                                             ----------        ---------
Total continuing operations inventories, net                 $      678        $       -
                                                             ==========        =========
Total discontinued operations inventories, net               $        -        $      70
                                                             ==========        =========


4.   NOTES PAYABLE AND LONG-TERM DEBT

     On August 25, 1999, the Company borrowed $675,000 (the "Bridge Loan") secured by a first lien against the Company's offices and warehouse in Salem, Oregon and related real estate ("Real Property"). The amounts owing under the payment agreement with certain Morrow creditors from discontinued operations ("Payment Agreement") are also secured by a trust deed against the Real Property. The security interest in the Real Property under the Payment Agreement is subordinate up to $750,000 to the Trust Deed signed in connection with the Bridge Loan. Interest only payments are due in monthly installments of $6,750 at 12%, with principal balance due and payable in full June 28, 2000. Subsequent to July 1, 2000, the Company refinanced the Oregon real estate (Note 8). Proceeds from the $2.1 million note payable were used to retire the $675,000 Bridge Loan and the $1,650,000 due to former Morrow creditors from discontinued operations included in accounts payable. The note bears interest at 14% with interest due monthly and principal due August 1, 2003.

     To complete the acquisition of the PRC Companies, a payment of $3.945 million, plus interest at the rate of 6% per annum, was due May 31, 2000, of which $2.837 million remained unpaid at June 30. The final payment is being renegotiated and is expected to be paid through issuance of stock in the third quarter. While a settlement has been proposed, there is no assurance that the restructuring will occur (Note 1).

5.   SEGMENT AND GEOGRAPHIC REPORTING

     Under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), public companies are required to disclose certain information about the enterprise's reportable segments. The Company has two continuing reportable product segments within two major geographic territories. The product segments are categorized as liquid crystal displays and modules. The geographic territories are the United States and Asia. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's territorial segments market, sell and distribute essentially the same products. The following represents continuing operations segment and geographical data for the six months ended July 1, 2000. There were no continuing reportable segments for the six months ended June 26, 1999.



                                                                     Six Months Ended July 1, 2000
                                                               --------------------------------------
                                                                   USA           Asia         Totals
Revenues:
Liquid crystal displays                                        $      117     $   4,286     $   4,403
Modules                                                             3,436         1,349         4,785
                                                               ----------     ---------     ---------
Total revenues                                                      3,553         5,635         9,188
Segment operating profit/(loss)                                       229          (357)         (128)
Interest expense                                                        -             6             6
Depreciation and amortization                                           7           626           633
Segment continuing operation assets                                 1,596        13,006        14,602
Segment asset expenditures for continuing operations                  118            68           186


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

     Operating results of the snowboard operations are shown separately in the Consolidated Statements of Operations as income (loss) from discontinued snowboard operations, net of tax. Operating results of the apparel operations are shown separately in the Consolidated Statements of Operations as income
(loss)  from  discontinued  apparel  operations,  net of tax.  The  Consolidated
Statements of Cash Flows have not been restated to reflect discontinued operations presentation.

7.   IDW ACQUISITION

     On January 31, 2000, the Company acquired all of the outstanding securities of International DisplayWorks, Inc., ("IDW") in exchange for 2,680,000 newly-issued shares of the Company's common stock valued at $7,236,000. The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value (which approximated historical carrying value) of the net assets acquired allocated to goodwill. The operations of IDW have been included in the accompanying financial statements since the date of acquisition. The actual purchase price may be further adjusted, as provided in the purchase agreement, based on final accounting for inventories and accounts receivable (Note 1).

8.   SUBSEQUENT EVENTS

     On August 1, 2000, the Company refinanced its Salem, Oregon facility for $2.1 million, the proceeds of which were used to make the required payments to the secured creditors, including interest on that indebtedness. The $2.1 million loan is for a term of three years, interest only payments, with an interest rate of 14%. The Company also paid 7 points to secure the loan, which is personally guaranteed by the Company's Chairman of the Board.

     On August 1, the Company also raised an additional $200,000 through a private placement of common stock to one accredited investor. The stock was issued in the private transaction at $1.50 per share. The net proceeds to the Company were used for continuing operations and to meet certain scheduled payments of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Through March 1999, the Company focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. The Company acquired Westbeach, a merchandiser of snowboarding apparel and casual clothing, on November 13, 1997. In March 1999, the Company sold its "Morrow" intellectual property, along with all 1999/2000 inventories and its snowboard and binding production equipment to K2. In November 1999, the Company sold its "Westbeach" brand name to Westbeach Sports, Inc. resulting in discontinued operations. As a result of the sale of Westbeach, the Company had no continuing operations until January 31, 2000, with its acquisition of International DisplayWorks, Inc. ("IDW"), a Delaware corporation, and IDW's subsequent acquisition on February 1, 2000, through its wholly-owned subsidiary, International DisplayWorks Hong Kong ("IDW HK"), a company organized under the laws of Hong Kong, People's Republic of China ("PRC") of (i) MULCD Microelectronics Company Ltd. ("MULCD") and (ii) IDW Shenzhen Technology Development Company, Ltd. ("VKSTD"), two companies organized under PRC law (collectively, the "PRC Companies"). IDW, IDW HK and the PRC Companies operate as an integrated company.

Forward-Looking Statements

     This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward- looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to Morrow Snowboards, Inc. dba Granite Bay Technologies ("the Company") or its management, including without limitation, IDW (as defined herein) and the Company's other subsidiaries, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company's actual results and could cause actual consolidated results for fiscal year 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the Company's change in business lines, the ability to obtain capital and other financing in the amounts and the times needed (including to complete payment of the acquisition costs of the PRC Companies and fund these companies' growth and operations), realization of forecasted income and expenses by the PRC Companies, initiatives by competitors, price pressures, changes in the political climate for business in China, and the loss of one or more of IDW's significant customers, and the risk factors listed from time to time in the Company's SEC reports and risk factors listed below, including, in particular, the factors and discussion in Item 7 of the 1999 Form 10-K.

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

     Other factors, many of which could be beyond the Company's and IDW's control, include the following:

     o IDW's ability to increase sales, including sales of higher margin products and sales in Asia, Europe and the United States;

     o IDW's ability to expand sales into other industries that have significant growth potential and to establish strong and long-lasting relationships with companies in those industries;

     o IDW's ability to provide significant design and manufacturing services for those companies in a timely and cost-efficient manner;

     o The Company's ability to raise sufficient working capital to fund IDW's operations and growth;

     o Over the long run, the Company's ability to raise additional capital for IDW to buy equipment and expand plant facilities to expand into higher margin products;

     o IDW's success in maintaining customer satisfaction with its design and manufacturing services and its products' performance and reliability;

     o Customer order patterns, changes in order mix, and the level and timing of customer orders placed by customers that IDW can complete in a calendar quarter;

     o Market acceptance and demand for customer products and the product life;

     o    The availability and effective utilization of manufacturing capacity;

     o The quality, availability and cost of raw materials, equipment and supplies;

     o    Continuation of IDW's wage cost advantages;

     o    The cyclical nature of the electronics industries;

     o    Technological changes and technological obsolescence; and

     o    Competition and competitive pressure on prices.

Results of Operations

     The only continuing operations of the Company were the IDW operations, acquired on January 31, 2000. The purchase method of accounting applies to the acquisition of IDW; as a result, balance sheet information for IDW and its subsidiaries is only included as of July 1, 2000, and operating results are only included from January 31, 2000, for IDW, and, from February 1, 2000, for IDW HK and the PRC Companies. Because the three and six months ended June 26 1999, and the year ended January 1, 2000, reflect all discontinued operations, they have been omitted from this comparison.

Comparison of the Three and Six Months Ended July 1, 2000, and June 26 1999

     Continuing Operations. The Company's continuing operations consist of IDW and the IDW HK subsidiaries (the PRC Companies), MULCD and VKSTD, which manufacture liquid crystal displays and assemblies. These continuing operations stem from the acquisition of IDW on January 31, 2000, and the acquisition of the PRC Companies on February 1, 2000. As previously mentioned, the Company sold its Morrow business to K2 in March 1999, and its Westbeach business to Westbeach Sports, Inc. in November 1999, creating discontinued snowboard operations and discontinued apparel operations.

     Net Sales. Net sales for continuing operations for the three and six months ended July 1, 2000, were $6,606,000 and $9,188,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through July 1, 2000. All prior year sales are a part of the Company's discontinued operations and therefore not reflected in this comparison.

     Gross Profit. Gross profit for continuing operations in the three and six months ended July 1, 2000, were $1,542,000 and $1,768,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through July 1, 2000. All prior year sales and cost of sales are a part of the Company's discontinued operations and therefore no gross profit is reflected in this comparison.

     Operating Expenses. Operating expenses for continuing operations consist of selling, marketing and customer service; engineering, advance design and product development; and general and administrative expenses. These expenses were $2,232,000 and $3,436,000 for the three and six months ended July 1 2000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through July 1, 2000, and ongoing corporate administration expenses of the Company.

     Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the three and six months ended July 1, 2000, were $486,000 and $605,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through July 1, 2000. Significant elements of this expense consists of staff and employee related expenses of $405,000, travel and related expenses of $72,000, and advertising expense of $62,000.

     Engineering, Advance Design and Product Management. Expenses incurred during the three and six months ended July 1, 2000, were $86,000, of which $74,000 were related to employee expenses.

     General and Administrative. General and administrative expenses for the three and six months ended July 1, 2000, were $1,660,000 and $2,745,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through July 1, 2000, and continuing operations expenses for ongoing corporate administration of the Company. The significant elements of the IDW expenses relate to staff and employee expenses of $1,280,000, rent, telephone, and utilities expenses of $126,000, legal expenses of $71,000, and local government fees of $88,000. Significant elements of the continuing operations expenses for the Company's ongoing corporate administration include $188,000 in accounting fees, $70,000 in legal fees, $72,000 in salaries, $180,000 in amortization of goodwill from the IDW acquisition, and $150,000 for insurance.

     Interest Expense. Interest expense was $21,000 and $48,000 for the three and six months ended July 1, 2000, which relates to payments on the $675,000 outstanding bridge loan.

     Other Income. Other income was $45,000 and $52,000 for the three and six months ended July 1, 2000. This relates to $12,000 in interest income and $40,000 in lease income related to ongoing corporate administration.

     Net Loss. Net loss for continuing operations for the three and six months ended July 1, 2000, were $666,000 and $1,664,000, respectively, of which $947,000 represents net loss from continuing operations of IDW from the acquisition date of January 31, 2000, through July 1, 2000, while $717,000 represents net loss from continuing operations for ongoing corporate administration of the Company.

     Discontinued Operations. In March of 1999, the Company sold all of its snowboard, boot and binding assets to K2. There was a net loss from discontinued snowboard operations of $15,000 and $11,000 for the three and six months ended July 1, 2000, compared to loss on discontinued snowboard operations of $7,000 three months ended June 26, 1999, and income of $143,000 for the six months ended June 26, 1999.

     On November 12, 1999, the Westbeach subsidiaries were sold creating discontinued apparel operations for the apparel business. Westbeach had a loss from discontinued apparel operations in the first quarter of 2000 of $353,000, due to $112,000 in working capital adjustments on the purchase price paid by Westbeach Sports, Inc., $22,000 in legal fees related to the discontinuance, and general and administrative fees incurred to wind down operations. This compares to a loss from discontinued apparel operations of $83,000 in the second quarter of 2000.

     Market Risk

     The Company accumulates foreign currency in payment of accounts which it then uses to pay its foreign vendors or converts to U.S. dollars, exposing the Company to fluctuations in currency exchange rates. The Company currently holds foreign currencies which are translated into $246,000 using the quarter-end exchange rate. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $24,600. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices, or marketable equity security prices. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in interest rates would have a material effect on the Company's cash flow.

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

     Net cash provided by operating activities for the six months ended July 1, 2000, was $132,000 resulting primarily from the sale of inventory of $1,664,000 for the period.

     Net cash used in investing activities for the six months ended July 1, 2000, totaled $4,415,000 resulting from the $4,272,000 payment for the purchase of the PRC Companies and $143,000 acquisition of equipment.

     Net cash provided by financing activities for six months ended July 1, 2000, was $2,643,000 resulting from the $4,338,000 net proceeds of a sale of common stock and the $1,695,000 principal reduction of debt.

     Under the terms of a payment agreement among the Company, certain creditors from Morrow discontinued operations and others (the "Payment Agreement"), certain creditors holding undisputed, non-contingent, liquidated claims against the Company have received payments from the Company in the aggregate amount of $850,000 prior to period end. After the period end, on August 1, 2000, the Company refinanced its Salem, Oregon facility for $2.1 million, the proceeds of which were used to make the required payments to the secured creditors, including interest on that indebtedness.

     The Company previously reported fixed obligations of $6,270,000 to be funded by June 30, 2000, consisting of $3,945,000 relating to the Purchase Agreement, $1,650,000 to the Payment Agreement and $675,000 to the Bridge Loan, of which approximately $2,800,000 was funded through operating cash flow. Subsequent to July 1, the Company refinanced its Oregon real estate for $2.1 million. The fixed obligations were further funded in part through the
$2,100,000 from the refinancing of the Salem, Oregon real estate, and approximately $665,000 in net proceeds received through the private placement of equity securities, of which $190,000 was received after the June 30 period end.

     The Company expects to expend up to $2.0 million of capital expenditures relating the production of new products by IDW during the remainder of the 2000 fiscal year. Part of these expenditures relate to the entry into the Chip on Glass business. In addition, the company expects to add up to $2.0 million in working capital. The Company intends to fund approximately $1,500,000 of this capital expenditure from the collection of accounts receivable and the balance from the issuance of common shares to various investors in private equity transactions. No assurance can be made that such equity investments will be available and, if not available, the Company would reduce the capital expenditures, which may result in delayed roll out of new products.

     A more detailed discussion of the risks associated with such matters and other factors that may affect the Company's operations is contained in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, ("1999 From 10-K") filed with the Securities and Exchange Commission ("SEC") on April 25, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is currently involved in the litigation and proceedings described below.

     There are two legal matters before the Company, one of which has been settled (the Empire matter).

1. Michael Joseph Fashion Agency, Inc. v. Morrow Snowboards, Inc. (Supreme Court, Province of British Columbia, No. C981832). Michael Joseph Fashion Agency Inc. ("Michael Joseph"), the Company's former Western Canadian sales representative, filed a suit in Vancouver, British Columbia claiming damages of approximately $127,000 (US$), together with interest, attorneys' fees and certain litigation costs. Michael Joseph is seeking approximately $60,000 for lost sales commissions due to the alleged termination of its sales representative relationship without adequate notice under Canadian common law principles, approximately $60,000 for alleged lost sales commissions on gray market goods shipped through unauthorized distribution channels in its exclusive sales territory and the balance for certain expenses incurred. The Company has retained legal counsel in Vancouver, British Columbia to defend this action. The Company believes it has a reasonable basis for defending against any such claim, but there can be no assurance the Company will be successful in this defense. Discovery has been completed in this lawsuit and trial is expected in October 2000. Although the Company believes that the claims are without merit and it intends to defend the claims vigorously, there can be no assurance that an award of damages may not result from the trial. Further, any significant award may adversely affect the Company's financial condition and capital resources.

2. Empire of Carolina, Inc. ("Empire") v. Morrow Snowboards, Inc. and K2, Inc. (Palm Beach County, Florida, Circuit Court of the Fifteenth Judicial Circuit, No. CL99-3453-AE). Empire has filed a lawsuit claiming a breakage fee of $500,000 and reimbursement of its costs under the Letter of Intent with the Company dated March 2, 1999. The Company has responded that it believes the Letter of Intent was terminated without any obligation on the Company's part to pay such a fee or reimburse any costs. The Company believes it has a reasonable basis for that position and will vigorously defend against any action by Empire seeking such fee. In December 1999, the court approved the Company's motion to dismiss the lawsuit for lack of jurisdiction under Florida law. Empire has appealed that decision. While that appeal is pending, the parties have agreed to voluntary mediation of the dispute. No discovery has occurred to date. On May 2, 2000, the parties in the voluntary mediation proceedings agreed to a settlement. Under the settlement, the Company paid Empire $27,500, the parties exchanged full releases and the action was dismissed.

ITEM 2. CHANGES IN SECURITIES.

     On January 31, 2000, the Company pursuant to a Securities Purchase Agreement exchanged 2,680,000 shares of its Common Stock (no par value) ("Common Stock") for all the outstanding securities and rights to acquire securities of International DisplayWorks, Inc. ("IDW"), a Delaware corporation with offices and headquarters at 599 Menlo Drive, Suite 200, Rocklin, California 95765; telephone: 916-415-0645. Following such share exchange, IDW became a wholly-owned subsidiary of the Company. Shares were exchanged in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors and or private/limited offerings under state securities laws. The Board set the exchange ratio based on its evaluation of IDW and the then market prices for the Common Stock and other factors.

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

     In June 2000, the Company, in a private placement sold 334,000 shares of common stock at $1.50 per share, to a single accredited investor in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The Board set the offering price on then market prices and other factors.

     Also, in August 2000, the Company, in another private placement sold 134,000 shares of common stock at $1.50 per share, to a single accredited investor in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The Board set the offering price on then market prices and other factors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               -None -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               -None -

ITEM 5. OTHER INFORMATION

               -None -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits: 27.1 - Financial Data Schedule

        Reports on Form 8-K

     A current report on Form 8-K (amendment 5) dated January 31, 2000, and filed with the SEC on July 17, 2000, reported and filed the audited financial statements for the PRC Companies, which was a further amendment to the IDW Form 8-K dated January 2000.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Salem, State of Oregon, on August 12, 2000.

                                            MORROW SNOWBOARDS, INC.

                                            P. BLAIR MULLIN

                                            P. Blair Mullin, President(1)
                                            (Principal Executive Officer)




(1) No Chief Executive Officer is appointed. Under the Company's Bylaws, if no Chief Executive Officer is appointed, the President acts in such capacity and has the authority of a Chief Executive Officer.