Form 10QSB
period 2000-09-30
MORROW SNOWBOARDS INC
filed 2000-11-14
CIK 866415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                         Commission File Number 0-27002


                         GRANITE BAY TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   California                            93-1011046
     ------------------------------------     ---------------------------------
    (State  or  other   jurisdiction  of      (IRS Employer Identification No.)
         incorporation or organization


                           599 Menlo Drive, Suite 200
                            Rocklin, California 95765
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (916) 315-2021
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                             MORROW SNOWBOARDS, INC.
                    ----------------------------------------
                    (Former name, changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X yes   no

The number of shares outstanding of the registrant's common stock, no par value, as of November 2, 2000, was 19,143,840.


                                GRANITE BAY TECHNOLOGIES, INC.
                                             INDEX

                                                                                     Page Number
                                                                                     ------------
Part I  Financial Information

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at September 30, 2000
         and January 1, 2000.................................................................3

         Statements of Operations
         for the Three and Nine Months Ended
         September 30, 2000, and September 25, 1999..........................................4

         Statement of Shareholder's Equity for
         the Nine Months Ended September 30, 2000............................................5

         Statements of Cash Flow for
         the Nine Months Ended September 30, 2000,
         and September 25, 1999 .............................................................6

         Notes to Financial Statements ......................................................7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................................16

Part II Other Information

Item 1.  Legal Proceedings..................................................................21
Item 2.  Changes in Securities..............................................................21
Item 3.  Default Upon Senior Securities.....................................................21
Item 4.  Submission of Matters to a Vote of Security Holders................................22
Item 5.  Other Information..................................................................22
Item 6.  Exhibits and Reports on Form 8-K...................................................22


Signatures..................................................................................23


PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            GRANITE BAY TECHNOLOGIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                    ASSETS                                September 30,          January 1,
                                                                               2000                 2000
                                                                          -------------          ----------
Current assets:
    Cash and cash equivalents                                              $    372               $  1,930
    Accounts receivable,
       net of allowance for uncollectible accounts                            2,295                     --
    Inventories                                                               1,569                     --
    Prepaid expense                                                             359                    127
    Refundable income taxes                                                      --                     54
    Net current assets of discontinued operations                                24                  2,332
                                                                          -------------          ----------
       Total current assets                                                   4,619                  4,443
                                                                          -------------          ----------
Property and equipment, net                                                  11,061                  3,061
                                                                          -------------          ----------
Other assets:
    Investments                                                               1,000                  1,000
    Goodwill, net                                                             6,186                     --
    Net non-current assets of discontinued operations                            --                     72
    Other assets, net                                                            12                     --
                                                                          -------------          ----------
       Total other assets                                                     7,198                  1,072
                                                                          -------------          ----------
       Total Assets                                                        $ 22,878               $  8,576
                                                                          =============          ==========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                       $  3,392               $  2,796
    Accrued liabilities                                                         980                    502
    Notes payable, short term                                                   650                     --
    Current portion of long term debt                                            --                     --
    Net current liabilities of discontinued operations                           55                     --
                                                                          -------------          ----------
       Total current liabilities                                              5,077                  3,298

Long-Term Debt, Net of Current Portion                                        2,100                    675
                                                                          -------------          ----------
                                                                              7,177                  3,973
                                                                          -------------          ----------
Shareholders' Equity
    Preferred stock, no par, 10,000,000 shares authorized
      no shares issued or outstanding                                            --                     --
    Common stock, no par, 40,000,000 shares authorized,
      18,740,199 issued September 30, 2000; and                              40,504                 27,866
      9,176,556 issued January 1, 2000
    Common stock - subscribed                                                   765                     --
    Note receivable - sale of common stock                                     (150)                    --
    Accumulated deficit                                                     (25,487)               (23,252)
    Cumulative translation adjustment                                            69                    (11)
                                                                          -------------          ----------
       Total Shareholders' Equity                                            15,701                  4,603
                                                                          -------------          ----------
       Total Liabilities and Shareholders' Equity                          $ 22,878               $  8,576
                                                                          =============          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            GRANITE BAY TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                  For The Nine Months Ended        For The Three Months Ended
                                                              --------------------------------    -----------------------------
                                                               September 30,    September 25,     September 30,   September 25,
                                                                   2000             1999              2000            1999
                                                              --------------   ---------------    -------------   -------------

Net sales                                                     $     12,231     $         --       $    3,043      $        --
Cost of goods sold                                                   9,073               --            2,256               --
                                                              --------------   ---------------    -------------   -------------
    Gross profit                                                     3,158               --              787               --
                                                              --------------   ---------------    -------------   -------------
Operating expenses:
    Selling, marketing & customer service                              851               --              246               --
    Engineering                                                        133               --               47               --
    General and administrative                                       4,034              498            1,290              166
                                                              --------------   ---------------    -------------   -------------
       Total operating expenses                                      5,018              498            1,583              166
                                                              --------------   ---------------    -------------   -------------
Operating loss                                                      (1,860)            (498)            (796)            (166)
                                                              --------------   ---------------    -------------   -------------
Other income (expense):
    Lease Income                                                        73               --               33               --
    Interest expense                                                  (150)              --             (102)              --
    Other income                                                        72               --               60               --
                                                              --------------   ---------------    -------------   -------------
                                                                        (5)              --               (9)              --
                                                              --------------   ---------------    -------------   -------------
Loss from continuing operations before income taxes                 (1,865)            (498)            (805)            (166)
                                                              --------------   ---------------    -------------   -------------
    Income tax benefit (expense)                                        --               --               --               --
                                                              --------------   ---------------    -------------   -------------
Loss from continuing operations                                     (1,865)            (498)            (805)            (166)
                                                              --------------   ---------------    -------------   -------------
    Income (loss) on discontinued snowboard operations                  11              166               --               23
    Loss on discontinued apparel operations                           (112)          (3,388)              50           (1,549)
    Loss on disposition of apparel operations                         (266)              --               --               --
                                                              --------------   ---------------    -------------   -------------
Loss from discontinued snowboard and apparel
operations, net of taxes before extraordinary item                    (367)          (3,222)              50           (1,526)
                                                              --------------   ---------------    -------------   -------------
    Extraordinary Loss on Extingushment of Debt                         --             (287)              --               --
                                                              --------------   ---------------    -------------   -------------
Net loss                                                      $     (2,232)    $     (4,007)      $    (755)      $   (1,692)
                                                              ==============   ===============    =============   =============
Net loss per common share:
    Loss from continuing operations - basic                   $      (0.11)    $      (0.08)      $   (0.04)      $     (0.03)
    Loss from continuing operations - diluted                 $      (0.11)    $      (0.08)      $   (0.04)      $     (0.03)

    Loss from discontinued operations - basic                 $      (0.02)    $      (0.52)      $    0.00       $     (0.25)
    Loss from discontinued operations - diluted               $      (0.02)    $      (0.52)      $    0.00       $     (0.25)

    Loss from extraordinary item - basic                      $         --     $      (0.05)      $      --       $        --
    Loss from extraordinary item - diluted                    $         --     $      (0.05)      $      --       $        --

    Net loss - basic                                          $      (0.13)    $      (0.65)      $   (0.04)      $     (0.27)
    Net loss - diluted                                        $      (0.13)    $      (0.65)      $   (0.04)      $     (0.27)

Weighted average number of shares used in computing per
share amounts:
    Basic                                                       16,929,293        6,176,556       18,248,033        6,176,556
                                                              ==============   ===============    =============   =============
    Diluted                                                     16,929,293        6,176,556       18,248,033        6,176,556
                                                              ==============   ===============    =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                            GRANITE BAY TECHNOLOGIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)




                                                                           Common                               Cumulative
                                           Common Stock                    Stock        Note      Accumulated  Translation
                                              Shares         Amount     Subscribed   Receivable     Deficit     Adjustment    Total
                                          -------------  ------------ ------------- ------------  -----------  ------------ --------
Balance, January 1, 2000                    9,176,556    $    27,866                              $  (23,255)   $      (11) $ 4,600

 Comprehensive Income (Loss)
    Net loss                                                                                                        (2,232)  (2,232)
    Translation adjustment                                                                                              80       80
 Net Comprehensive Income (Loss)                                                                                    (2,152)

 Stock issued for acquisition               2,680,000          7,236                                                          7,236
 Stock issued in private placement          6,841,293          5,384                                                          5,384
 Common stock options exercised                42,350             18                                                             18
 Common stock - subscribed                                                    765                                               765
 Note receivable - sale of common stock                                                    (150)                               (150)
                                          -------------  ------------ ------------- ------------  -----------  ------------ --------
Balance, September 30, 2000                18,740,199    $    40,504  $       765   $      (150)  $   (25,487) $        69  $ 15,701
                                          =============  ============ ============= ============  ===========  ============ ========


The accompanying notes are an integral part of these consolidated financial statements.

                            GRANITE BAY TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                 Year to Date
                                                                                 September 30,        September 25,
                                                                                     2000                 1999
                                                                                --------------       --------------
Cash flows from operating activities:
     Net loss                                                                   $   (1,865)          $   (498)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Loss on discontinued operations                                              (367)            (3,222)
         Extraordinary loss on extingishment of debt                                    --               (287)
         Depreciation and amortization                                               1,369                700
         Provision for uncollectible accounts                                           66                 --
         Loss on impairment of assets                                                   --              1,135
         Loss on retirement of fixed assets                                             33                 48
         Loss on sale of discontinued operations                                       112                 --
         Other                                                                          --                (16)
         Changes in operating assets and liabilities
          (Increase) decrease in accounts receivable                                  (842)             3,980
          (Increase) decrease in inventories                                           269              2,491
          (Increase) decrease in prepaid expenses                                      (54)               415
          (Increase) decrease in refundable deposits                                    54               (679)
          (Increase) decrease in refundable income taxes                                --                (53)
          (Increase) decrease in other assets                                          810              1,008
          Increase (decrease) in accounts payable                                     (470)             1,186
          Increase (decrease) in accrued liabilities                                   255             (1,788)
          Increase (decrease) in income tax payable                                     --                 20
          Increase (decrease) in accrued loss on disposal                               --             (1,498)
                                                                                --------------       --------------
         Net cash provided by (used in)  operating activities                         (629)             2,942
                                                                                --------------       --------------
Cash flows from investing activities:
     Business acquisitions                                                          (4,272)                --
     Acquisition of property and equipment                                            (285)              (139)
     Proceeds from sale of equipment                                                    --                470
                                                                                --------------       --------------
         Net cash provided by (used in)  investing activities                       (4,557)               331
                                                                                --------------       --------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                          5,252                 --
     Proceeds from issuance of common stock subscriptions                              765                 --
     Proceeds from issuance of long-term liabilities                                 2,100              1,425
     Principal payments on note payable                                             (4,391)            (2,251)
     Payment of loan fees                                                             (162)                --
     Line of credit borrowings, net                                                     --             (3,698)
                                                                                --------------       --------------
         Net cash provided by (used in) financing activities                         3,564             (4,524)
                                                                                --------------       --------------
Decrease in cash and cash equivalents                                               (1,622)            (1,251)

Cash and cash equivalents at beginning of period                                     1,994              1,348
                                                                                --------------       --------------
Cash and cash equivalents at end of period                                      $      372            $    97
                                                                                ==============       ==============
Supplemental disclosures:
     Cash paid for interest                                                     $      150            $    73
                                                                                ==============       ==============
Non-cash financing transactions:
     Issued common stock in exchange for a note receivable from employee        $      150            $    --
                                                                                ==============       ==============
     Acquisition of PRC Companies
         Fair value of assets acquired                                          $   11,017
         Liabilities assumed                                                        (2,213)
         Payment due to complete acquisition                                        (4,532)
                                                                                --------------
         Cash paid to acquire PRC Companies                                     $    4,272
                                                                                ==============

The accompanying notes are an integral part of these consolidated financial statements.


                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND CURRENT EVENTS

     Description of Business

     Granite Bay Technologies, Inc. and subsidiaries (the "Company"), headquartered in Rocklin, California, was organized in October 1989 as Morrow Snowboards, Inc., and recently changed its name to Granite Bay Technologies, Inc. upon its change in state of incorporation from Oregon to California. The Company is currently engaged in (i) the design, manufacture and worldwide distribution of liquid crystal displays (LCDs), modules, and assemblies for major OEM applications in telecommunications, automotive, industrial, medical and consumer products and (ii) the holding of an investment in Globalgate e-Commerce, Inc. The Company was originally organized to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States as well as international distributors in several foreign countries, which business the Company conducted from organization through November 1999 when that business was discontinued. On March 26, 1999, the Company sold all of its "Morrow" intellectual property, along with all 1999-2000 snowboard inventories and its snowboard and binding production equipment to K2 Acquisitions Inc. ("K2"). On November 13, 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd., a manufacturer, wholesaler and retailer of snowboarding apparel and casual clothing. Westbeach had three subsidiaries, an Austrian organization whose principal activity consists of a European sales warehousing operation, a United Kingdom organization consisted of European sales and a Washington State corporation whose principal activity was U.S. retail sales. On November 12, 1999, a subsidiary of the Company, Westbeach Canada ULC, sold all of its "Westbeach" operations, along with all apparel inventories to Westbeach Sports, Inc., an unrelated company. The results of operations for these business segments have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations.

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

     On January 31, 2000, the Company acquired 100% of the outstanding shares of International DisplayWorks, Inc., ("IDW") a Delaware corporation, located in Rocklin, California, through the issuance of 2,680,000 shares of common stock. The acquisition was accounted for by the purchase method of accounting. Concurrently, IDW through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd. ("IDWHK"), acquired 100% of the shares of MULCD Microelectronics Company Ltd.

("MULCD") and Vikay Shenzhen Technology Development Company, Ltd. ("VKSTD"). MULCD and VKSTD are engaged in the manufacturing and assembly of LCDs and modules in Peoples Republic of China ("PRC Companies"). MULCD and VKSTD manufacture LCDs and assemblies for the USA, Europe and Far East markets. The acquisition, which was accounted for by the purchase method of accounting, required a $1 million deposit, an initial payment of $4.2 million with the balance due in two installments: $600,000, due on May 1, 2000, and $3.945 million, due May 31, 2000, and which was further subject to adjustment upon final accounting based upon such items as actual inventory balances, accounts receivables and advances to operations by the Judicial Managers during the period that the Company operated the PRC Companies prior to the final accounting. The Company made further payments of $650,015 during the third quarter, and as of September 30, 2000, the Company still owed $650,000, which may be further adjusted to reflect final accounting adjustments and other items under negotiation. Any adjustments to the final purchase price have been reflected as an adjustment to the recorded values of the assets purchased in the period in which the accounting and final settlement is made. (Note 4).

     In addition to the acquisition of the PRC Companies, IDW HK entered into a Supplemental Deed and Charge ("Charge Agreement") among IDW and IDW HK, as Chargors, and Vikay Industrial (Hong Kong) Ltd. and Vikay Industrial, Ltd., as Chargees. Under the Charge Agreement, IDW pledged the Common Stock of IDW HK and the PRC Companies' assets to secure the payment of the balance of the purchase price for the PRC Companies. The Company presently expects to be fully able to finance the final payment, if such payment is not timely made, the security interest in the IDW HK Common Stock and/or the PRC Companies' assets could be foreclosed upon on short notice and IDW's investment through IDW HK in the PRC Companies lost.

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

Current Events

     During the quarter ended September 30, 2000, the Company also received $1,524,000 upon the private sale of common stock at $1.50 per share and issued $150,000 of common stock in exchange for a note receivable from employee. The net proceeds to the Company were used for continuing operations and to meet certain scheduled payments of debt.

     The Company previously completed a $4,350,000 private placement of common stock in the quarter ended April 1, 2000, and the proceeds for the offering were used to facilitate the acquisition of the PRC Companies, mentioned above. Although initial operating results have not demonstrated sufficient income to meet operations, Management believes that these companies will generate sufficient net income in future periods which will create sufficient liquidity to sustain the Company's operations. Further, in the event of a capital shortfall, management of the Company believes that it has the ability to raise additional equity capital. However, there can be no assurances that the Company's recent acquisitions will operate profitably or that management will be successful in raising additional equity capital, or obtaining it on terms favorable to the Company.

Going Concern

     The Independent Auditors' Report on the Company's financial statements for the year ended January 1, 2000, included in the 1999 Form 10-K, contains disclosures about circumstances that raised substantial doubt about the Company's ability to continue as a going concern. Further, the independent auditor's report for the PRC Companies for the year ended December 31, 1999, also contains a going concern qualification.

     There is no assurance that the Company will not encounter future financial problems due to unexpected contingencies, unsuccessful results, adverse results in pending litigation, or other factors.

2.   SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The accompanying unaudited condensed balance sheet as of September 30, 2000, condensed statements of operations for the three and nine month periods ended September 30, 2000, and September 25, 1999, and the condensed statements of cash flows for the three and nine month periods ended September 30, 2000, and September 25, 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation SX. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended January 1,

2000, on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended September 30, 2000, are not necessarily indicative of the operating results of the full year.

        Certain amounts in the fiscal 1999 financial statements have been reclassified to conform with the presentation in the fiscal 2000 financial statements.

        Fiscal Year

        The Company uses a 52 or 53 week fiscal year ending on the Saturday nearest December 31st. Accordingly, the third fiscal quarter of 2000 began on July 2, 2000, and ended on September 30, 2000, whereas the corresponding quarter of the prior fiscal year began on June 27, 1998, and ended on September 25, 1999.

        Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with a maturity of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

        Financial Instruments

        A financial instrument is cash or a contract that imposes or conveys a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of September 30, 2000, and January 1, 2000.

        Inventories

        Inventories for continuing operations are stated at the lower of cost or market. Costs for valuation of manufacturing inventory are comprised of labor, materials (including freight and duty) and manufacturing overhead.

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

        Goodwill and Other Long Lived Assets

        Goodwill resulting from the IDW acquisition is being amortized over 15 years using the straight-line method and is net of amortization of $288,000 at September 30, 2000. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on non-discounted projected earnings. If the valuation indicates that non-discounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded.

        Warranty Costs

        The Company asks that the customer report defects within fifteen days of receipt of product. All products are fully replaceable if defective. The Company manufactures custom products to customer specifications and does not anticipate it will incur a material amount of warranty expense.

        Advertising and Promotion Costs

        Advertising and promotion costs are expensed as incurred and included in selling, marketing and customer service expenses. Advertising costs for the three and nine months ended September 30, 2000, were $7,800 and $70,000, respectively.

        Revenue Recognition

        The Company recognizes revenue from the sale of its products when the products are shipped to customers.

        Income Taxes

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were likely that all, or some portion, of such deferred tax assets would not be realized. A valuation allowance, equal to net deferred tax assets, has been established due to the uncertainty of realizing deferred tax assets.

        Stock-Based Compensation Plans

        As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to measure and record compensation costs relative to employee stock option and purchase plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and make pro forma disclosure of net income and earnings per share as if the fair value based method of valuing stock options has been applied.

        Product Development Costs

        Expenditures associated with the development of new products and improvements to existing products are expensed as incurred.

        Net Loss Per Share

        The shares used in the calculation of net loss per share are computed as follows:


                                                               Nine Months Ended
                                                        -------------------------------
                                                        Sept 30, 2000     Sept 25, 1999
                                                        -------------     -------------
Shares
Weighted average shares outstanding                        16,929,293         6,176,556
Stock options and common stock subscribed(1)                        -                --
                                                        --------------     -------------
Weighted average shares outstanding for diluted EPS        16,929,293         6,176,566


(1) The effect of potential common securities of 1,856,848 shares and 2,310,548 shares are excluded from the dilutive calculation for periods ended September 30, 2000, and September 25, 1999, respectively, as their effect would be antidilutive.

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

3.      INVENTORIES

        Inventories consisted of the following:

                                                 Sept. 30,        January 1,
                                                   2000              2000
                                                 --------          ---------
                                                       (in thousands)

Finished goods                                   $   487           $     -
Work-in-process                                      614                 -
Raw materials                                      1,193                 -
Less reserve for obsolete inventory                 (725)                -
                                                 --------          ---------
Total continuing operations inventories, net     $ 1,569           $     -
                                                 ========          =========
Total discontinued operations inventories, net   $                 $    70
                                                 ========          =========


4.   NOTES PAYABLE AND LONG-TERM DEBT

     During the quarter ended September 30, 2000, the Company refinanced the Oregon real estate. Proceeds from the $2.1 million note payable were used to retire the $675,000 Bridge Loan and the $1,370,000 due to former Morrow creditors from discontinued operations included in accounts payable. The note bears interest at 14% with interest due monthly and principal due August 1, 2003. The note is personally guaranteed by the Company's Chairman of the Board.

     To complete the acquisition of the PRC Companies, a payment of $2,837,000, plus interest at the rate of 6% per annum, was due May 31, 2000, of which $650,000 remained unpaid at September 30, 2000, subject to further adjustment and offset due to final accounting. The final payment and amount of any offset is being negotiated and is expected to be closed early in the fourth quarter. While a proposed offset and final settlement payment has been proposed, there is no assurance that the final payment will occur in the early part of the fourth quarter (Note 1).

5.   SEGMENT AND GEOGRAPHIC REPORTING

     Under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), public companies are required to disclose certain information about the enterprise's reportable segments. The Company has two continuing reportable product segments within two major geographic territories. The product segments are categorized as liquid crystal displays and modules. The geographic territories are the United States and Asia. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's territorial segments market, sell and distribute essentially the same products. The following represents continuing operations segment and geographical data for the nine months ended September 30, 2000. There were no continuing reportable segments for the nine months ended September 25, 1999.


                                                                      Nine Months Ended September 30,
                                                                                   2000
                                                                    --------      --------      --------
                                                                       USA           Asia         Totals
                                                                    --------      --------      --------

Electronic Parts Revenue                                            $4,559        $ 7,672       $12,231
Segment operating profit/(loss)                                     $  (55)       $  (501)      $  (556)
Interest expense                                                    $    -        $   (13)      $   (13)
Depreciation and amortization                                       $   12        $   988       $ 1,000
Segment continuing operation assets                                 $  811        $11,697       $12,508
Capital asset expenditures for continuing operations                $  138        $   111       $   249


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

     On November 12, 1999, Westbeach sold substantially all its assets, including its remaining two retail stores in Vancouver and Whistler, British Columbia, and its apparel line, together with the Westbeach trademarks, to Westbeach Sports, Inc., a British Columbia corporation, not affiliated with either the Company or Westbeach. The purchase price for the assets sold was $2,680,000. The sale was pursuant to an Asset Purchase Agreement that contained certain representations and warranties by Westbeach to the buyer and indemnification of the Buyer by Westbeach in certain events for certain liabilities or any inaccuracies in such representations and warranties. The sale price was subject to adjustment, based on the final inventory and accounts receivable counts, and there was a $100,000 holdback to fund certain adjustments, which has since been refunded to the Company.

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

Forward-Looking Statements

        This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to Granite Bay Technologies, Inc. ("the Company") or its management, including without limitation, IDW (as defined herein) and the Company's other subsidiaries, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company's actual results and could cause actual consolidated results for fiscal year 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the Company's change in business lines, the ability to obtain capital and other financing in the amounts and the times needed (including to complete payment of the acquisition costs of the PRC Companies and fund these companies' growth and operations), realization of forecasted income and expenses by the PRC Companies, initiatives by competitors, price pressures, changes in the political climate for business in China, and the loss of one or more of IDW's significant customers, and the risk factors listed from time to time in the Company's SEC reports and risk factors listed below, including, in particular, the factors and discussion in Item 7 of the 1999 Form 10-K.

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

Results of Operations

        The only continuing operations of the Company were the IDW operations, acquired on January 31, 2000. The purchase method of accounting applies to the acquisition of IDW; as a result, balance sheet information for IDW and its subsidiaries is only included as of September 30, 2000, and operating results are only included from January 31, 2000, for IDW, and, from February 1, 2000, for IDW HK and the PRC Companies. Because the three and nine months ended September 25, 1999, and the year ended January 1, 2000 are comprised solely of businesses that have been discontinued, they have been omitted from this management's discussion and analysis.

Comparison of the Three and Nine Months Ended September 30, 2000, and September 25, 1999

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

        Net Sales. Net sales for continuing operations for the three and nine months ended September 30, 2000, were $3,043,000 and $12,231,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through September 30, 2000. All prior year sales are a part of the Company's discontinued operations and therefore not reflected in this comparison.

        Gross Profit. Gross profit for continuing operations in the three and nine months ended September 30, 2000, were $787,000 and $3,158,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through September 30, 2000. All prior year sales and cost of sales are a part of the Company's discontinued operations and therefore no gross profit is reflected in this comparison.

        Operating Expenses. Operating expenses for continuing operations consist of selling, marketing and customer service; engineering, and general and administrative expenses. These expenses were $1,583,000 and $5,018,000 for the three and nine months ended September 30, 2000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through September 30, 2000, and ongoing corporate administration expenses of the Company.

        Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the three and nine months ended September 30, 2000, were $246,000 and $851,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through September 30, 2000. Significant elements of this expense consists of staff and employee related expenses of $546,000, travel and related expenses of $85,000, and advertising expense of $70,000.

        Engineering. Expenses incurred during the three and nine months ended September 30, 2000, were $47,000 and $133,000, of which $39,000 and $102,000 were related to employee expenses.

        General and Administrative. General and administrative expenses for the three and nine months ended September 30, 2000, were $1,290,000 and $4,034,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through September 30, 2000, and continuing corporate administration of the Company. The significant elements of IDW expenses relate to staff and employee expenses of $1,766,000, rent, telephone, and utilities expenses of $173,000, legal expenses of $87,000, and local government fees of $88,000. Significant elements of the Company's ongoing corporate administration include $258,000 in accounting fees, $137,000 in legal fees, $116,000 in salaries and related benefits, $288,000 in amortization of goodwill from the IDW acquisition, and $211,000 for insurance.

        Interest Expense. Interest expense was $102,000 and $150,000 for the three and nine months ended September 30, 2000, which relates to payments on the bridge loan and building loan.

        Other Income. Other income was $93,000 and $145,000 for the three and nine months ended September 30, 2000. This relates to $72,000 in interest income and $73,000 in lease income related to ongoing corporate administration.

        Net Loss. Net loss for continuing operations for the three and nine months ended September 30, 2000, were $805,000 and $1,865,000, respectively, of which $763,000 represents net loss from continuing operations of IDW from the acquisition date of January 31, 2000, through September 30, 2000, while $1,102,000 represents net loss from continuing operations for ongoing corporate administration of the Company.

        Discontinued Operations. In March of 1999, the Company sold all of its snowboard, boot and binding assets to K2. There was a net gain from discontinued snowboard operations of $0 and $11,000 for the three and nine months ended September 30, 2000, compared to a loss on discontinued snowboard operations of $23,000 for the three months ended September 25, 1999, and income of $166,000 for the nine months ended September 25, 1999.

        On November 12, 1999, the Westbeach subsidiaries were sold creating discontinued apparel operations for the apparel business. Westbeach had a loss from discontinued apparel operations in the first nine months of 2000 of $378,000, with $112,000 due to working capital adjustments to the purchase price paid by Westbeach Sports, Inc., $22,000 in legal fees related to the discontinuance, and general and administrative fees incurred to wind down operations. This compares to a gain from discontinued apparel operations of $50,000 in the third quarter of 2000, resulting from a change in estimates of activities to wind down discontinued operations.

        Market Risk

The Company accumulates foreign currency in payment of accounts which it then uses to pay its foreign vendors or converts to U.S. dollars, exposing the Company to fluctuations in currency exchange rates. The Company currently holds foreign currencies which are translated into $278,000 using the quarter-end exchange rate. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $27,800. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices, or marketable equity security prices. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in interest rates would have a material effect on the Company's cash flow.

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

        Net cash used in operating activities for the nine months ended September 30, 2000, was $629,000 resulting primarily from the net loss of $1,865,000 for the period.

        Net cash used in investing activities for the nine months ended September 30, 2000, totaled $4,557,000 resulting from the $4,272,000 payment towards the final purchase of the PRC Companies and $285,000 for acquisition of equipment.

        Net cash provided by financing activities for nine months ended September 30, 2000, was $3,564,000 resulting from the $6,017,000 sale of common stock, $2,100,000 refinance of real estate and the $4,391,000 principal reduction of debt.

        During this quarter, on August 1, 2000, the Company refinanced its Salem, Oregon facility for $2.1 million, the proceeds of which were used to make the required final payments to the former Morrow secured creditors, including interest on that indebtedness.

        The Company previously reported fixed obligations of $6,270,000 to be funded by June 30, 2000, consisting of $3,945,000 relating to the Purchase Agreement, $1,650,000 to the former Morrow creditors Agreement and $675,000 to the Bridge Loan, of which approximately $2,800,000 was funded through operating cash flow. The Company refinanced its Oregon real estate for $2.1 million and the fixed obligations were further funded in part through approximately $665,000 in net proceeds received through the private placement of equity securities in the second quarter, and an additional $1,679,000 in this quarter.

        The Company has revised prior forecasts on capital expenditures and moved implementation of certain programs, including its proposed Chip on Glass business, until the first and second quarters of fiscal year 2001. Accordingly, the Company anticipates requiring approximately $400,000 for working capital related principally for inventory and meeting backlog through the remainder of the current fiscal year. The Company believes that it can adequately meet the short term capital requirements through equity placements and debt financing. No assurance can be made that such financing will be available, or that it will be available on terms favorable to the Company.

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

1. Michael Joseph Fashion Agency, Inc. v. Morrow Snowboards, Inc. (Supreme Court, Province of British Columbia, No. C981832). Michael Joseph Fashion Agency Inc. ("Michael Joseph"), the Company's former Western Canadian sales representative, filed a suit in Vancouver, British Columbia claiming damages of approximately $127,000 (US$), together with interest, attorneys' fees and certain litigation costs. Michael Joseph is seeking approximately $60,000 for lost sales commissions due to the alleged termination of its sales representative relationship without adequate notice under Canadian common law principles, approximately $60,000 for alleged lost sales commissions on gray market goods shipped through unauthorized distribution channels in its exclusive sales territory and the balance for certain expenses incurred. The Company has retained legal counsel in Vancouver, British Columbia to defend this action. The Company believes it has a reasonable basis for defending against any such claim, but there can be no assurance the Company will be successful in this defense. Discovery has been completed in this lawsuit and trial is expected in October 2000. Although the Company believes that the claims are without merit and it intends to defend the claims vigorously, there can be no assurance that an award of damages may not result from the trial. Further, any significant award may adversely affect the Company's financial condition and capital resources. The action was settled for payment of $12,500 (CD) which has been paid and the Company is waiting for final dismissal papers.

ITEM 2. CHANGES IN SECURITIES.

        In the third quarter 2000, the Company, in another private placement sold 510,000 shares of common stock in the aggregate at $1.50 per share, to accredited investors in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The Board set the offering price on then market prices and other factors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               -None -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Five (5) proposals were submitted to shareholders at the Company's annual meeting of shareholders held on September 28, 2000, and the final count of votes on each proposal is listed below:


                                            For              Withhold
                                            ----------       --------
Proposal #1 - Election of Directors
William Hedden                              13,697,250        12,010
Stephen Kircher                             13,674,063        35,195
Thomas Manz                                 13,697,250        12,010
Anthony Genovese                            13,672,050        37,210
P. Blair Mullin                             13,699,013        10,247

                                            For              Against        Abstain         Withheld
                                            ----------       -------        -------         ---------
Proposal #2 - Approval of Company's         13,638,878        31,005        39,377
name change to Granite Bay
Technologies

Proposal #3 - Approval of the change        10,110,189        31,965        42,792          3,524,314
of the state of incorporation from
Oregon to California

Proposal #4 - Approval of the               12,861,672       429,747       417,841
Company's 2000 Equity Incentive Plan

Proposal #5 - Approval of Perry-Smith       14,397,250         4,593        41,922
LLP as the Company's independent
auditors


ITEM 5. OTHER INFORMATION

        - None -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits: 27.1 - Financial Data Schedule

        Reports on Form 8-K

        A current report on Form 8-K dated October 27, 2000, and filed with the SEC on November __, 2000, reported the reincorporation and name change of the Company and filed the Articles of Incorporation and related documents.


                                          SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rocklin, State of California, on November ___, 2000.


                                  GRANITE BAY TECHNOLOGIES, INC.

                              /s/ P. BLAIR MULLIN
                                  -------------------------------------------
                                  P. Blair Mullin, President(1)
                                  (Principal Executive Officer, Principal
                                  Accounting Officer and Principal Financial
                                  Officer)




(1) No Chief Executive Officer is appointed. Under the Company's Bylaws, if no Chief Executive Officer is appointed, the President acts in such capacity and has the authority of a Chief Executive Officer.