Form 10-K
period 2000-12-30
MORROW SNOWBOARDS INC
filed 2001-04-16
CIK 866415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 30, 2000

         Commission File Number 0-27002

                         GRANITE BAY TECHNOLOGIES, INC.
                       (Formerly Morrow Snowboards, Inc.)
             (Exact name of Registrant as specified in its charter)

          California                                    93-1011046
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

           Securities registered pursuant to Section 12(b) of the Act:

          None                                           N/A
 (Title of each class)               (Name of each exchange on which registered)


           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      yes      x  no
                                    ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              ---

The aggregate market value of voting shares held by non-affiliates of the registrant's Common Stock on April 10, 2001, was approximately $7,550,119 (based on closing sale price of such stock as reported by Pink Sheets, $0.51).

The number of shares outstanding of the registrant's Common Stock, no par value, as of April 10, 2001, was 19,150,507.

     With the exception of historical facts stated herein, the matters discussed in this Form 10-K are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Granite Bay Technologies, Inc. and its subsidiaries, (the "Company"), projected costs and expenses related to operations of the Company's liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources - Factors That May Affect Future Results." Readers of this Form 10-K are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

                                     PART I

Item 1. Business

     Granite Bay Technologies, Inc. (the "Company," "Gbay," "we" or "us") was originally incorporated under Oregon law as Morrow Snowboards, Inc. to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States as well as international distributors in several foreign countries. In 1999, we sold our Morrow intellectual property, inventory and snowboard and binding production equipment to K2 Acquisitions Inc.
(K2) and sold our apparel line to Westbeach Sports, Inc. and discontinued the manufacturing, marketing and sale of snowboards, boots, bindings, apparel and accessories. On January 31, 2000, we purchased all of the outstanding shares of Common Stock of International DisplayWorks, Inc., a Delaware corporation, ("IDW") from four private investors, whereby IDW became our wholly owned subsidiary. On February 1, 2000, IDW acquired through its wholly-owned subsidiary, International DisplayWorks (HK) Ltd.(IDWHK), a company organized under the laws of Hong Kong, SAR, 100% of the shares of MULCD Microelectronics Company Ltd. ("MULCD") and IDW Shenzhen Technology Development Company Ltd. ("IDWT"), companies organized under the laws of the People's Republic of China from Vikay Industrial Ltd., a Singapore company operating under Judicial Management. Judicial management is a form of bankruptcy proceeding in Singapore. (MULCD and IDWT are collectively referred to as the "PRC Companies"). In October 2000, pursuant to shareholder approval, the Company changed its state of incorporation to California and its name to Granite Bay Technologies, Inc.

     The major business operation of the company is conducted through IDW, IDWHK and the PRC companies. IDW, IDW HK and the PRC Companies operate as an integrated company. The following discussion is presented on a consolidated basis, and analyzes the financial condition and results of operations of IDW and its subsidiaries for the year ended December 30, 2000.

     Our headquarters are located in Rocklin, California. We design and manufacture a wide range of display products including liquid crystal displays ("LCD"), LCD modules, turnkey assemblies, front panel display systems, printed circuit board assemblies for use in the end products of Original Equipment Manufacturers ("OEMs") and products incorporating LCD's for use in telecommunications and other electronics equipment, including appliance controllers, and personal communications devices.

     The LCD's and circuits we design and manufacture are used in telecommunications (cell phones and other wireless communication devices), as well as in medical equipment, household appliances, utility applications, automotive equipment, retail and office equipment, and consumer electronic products. Targeted areas for new applications include office equipment (copiers, facsimile machines, and printers), high-resolution graphic display products for personal digital assistants (PDA's) and small computer and map displays. Our corporate mission is "to be the premier LCD Company of the 21st Century." To achieve this we must create an efficient display manufacturing operation that will include the latest product and production technologies and high production yields. The design and manufacturing of our products are conducted at the facilities of the PRC Companies in Heng Gang, Shenzhen, Peoples Republic of China (PRC) where we employ approximately 1,300 people.

     Approximately 25% of fiscal year 2000 sales were from the home appliance market, approximately 20% to the telecommunications industry (principally cellular telephones and caller ID), approximately 15% to the local Hong Kong consumer market, approximately 10% to the automotive market, and the balance spread over a variety of products and industries. We currently market our services primarily in Hong Kong and the United States, with a growing presence in other parts of Asia, and we intend to expand in the PRC and other Asian regions, as well as Europe. We maintain design centers at our manufacturing facilities and in Singapore. Over 90% of sales in fiscal year 2000 were from custom liquid crystal displays and modules developed in close collaboration with our customers.

     When we purchased the PRC Companies, they were under judicial management, a form of bankruptcy proceeding in Singapore where the PRC Companies' former parent was based. The PRC Companies had higher output prior to their control by the Judicial Managers. We are actively working to build revenues throughout the company by focusing on 10 to 12 major accounts located throughout the world, some of which are relationships lost during the Judicial Management era, and many of which are new relationships we have been developing since the acquisition of the PRC companies. To remain competitive we are expanding production capacity and capabilities, improving the organization of and expanding the staff at the manufacturing facilities, and increasing the level of senior management supervision throughout the company. We are focusing on high-volume production and management support to increase yields and decrease unit costs, reducing inventories through careful planning and scheduling, increasing design staff to support new projects and product development and reducing overall operating costs. We have established internal systems and priorities to improve the level of communications among the factory, sales offices and customers to reduce lead times for price quotations, design and manufacturing turn-around.

     We believe that these internal changes will facilitate substantial and profitable sales growth over the next five years, refine our customer base and the markets we serve, give us strength in designing prototypes and producing products on a timely and cost-efficient basis, including a wide variety of custom design, quality display modules required in the end products of OEMs and increase the volume and efficiency of throughput through our LCD line.

Industry Overview

     Since the commercial production of the first light emitting diodes, ("LEDs") in the 1960s and twisted nematic (TN) liquid crystal displays in the 1970s, the use of LCD and LED indicators has become widespread in industrial and consumer electronics products with LCD now the predominant technology. These new technologies were developed to overcome limitations in uses, principally in terms of size, life, and power consumption, or prior standard displays or indicators.

     An LCD modifies light that passes through or is reflected by it, rather than emitting light like an LED. An LCD generally consists of a layer of liquid crystalline material suspended between two glass plates. The crystals align themselves in a predictable manner, which changes when stimulated electrically. The change in alignment produces a visual representation of the information desired when used in conjunction with A polarizers and either an external light source or natural ambient light.

     The flexibility of liquid crystal technology allows for easy customization in both size and design. For instance, displays are manufactured in sheet form and the images can be changed by generating artwork to the customer's requirements. Display size can be controlled by programming the cutting tool to the desired dimensions. There is no significant additional manufacturing cost for a fully custom display that allows each product to have its own unique appearance such as icons, annunciators, and color printing.

     OEMs often design their products to contain unique display modules and features as a highly cost-effective means of differentiating their products from competing products. OEMs then make the decision whether to use standard devices, design and produce devices in-house or outsource design and/or production. In making the decision, OEMs often recognize that their greatest strengths are consumer recognition of their brand names, market research and product development expertise and effective sales and distribution channels. OEMs also recognize that the time constraints and limitations of available resources often preclude them from maintaining the specialized in-house expertise and equipment necessary to design and manufacture custom devices and that standard "off-the-shelf" devices are not always available. As a result, many OEMs decide to outsource the design and production of devices and components in which they lack the requisite technology and expertise and focus their resources on the areas where they have the greatest expertise and leverage. Outsourcing allows them to gain access to specialized design and manufacturing technology and expertise, accelerate the design process, reduce their own investment in equipment, facilities, and personnel necessary for specialized design and production capabilities, reduce design and manufacturing costs by utilizing the specialized resources of the supplier, and concentrating their resources on their strengths in the production and distribution of their core products.

     Several  major  OEM's in the  electronics  industry  have  announced  their decision to outsource production of components and final assembly of end products, including major cellular phone and PDA manufacturers, and many others. We believe that these decisions have been made to allow major OEM's to concentrate on designing concepts and marketing the finished product, and to better control costs. IDW expects to benefit from these decisions because it will provide us with more design input and create more value-added opportunities, resulting in increased module and assembly business, and solidified relationships, while providing our customers with quality, reliability and lower overall product and service costs.

     The estimated world market for segmented and character LCD's is reported to be $1.3 billion, of which $225 million is in North America. The majority of our business is small alpha-numeric displays and modules which represents a significant portion of that market.

Products and Service

     Our products consist of LCD's and subassemblies, ranging from the low-end LCD's for calculators, watches and electronic games to STN-LCD's for use in applications that require high multiplex rates and wide viewing angles. Such devices are used in cellular telephones, consumer appliances, office equipment, bar code readers, automotive equipment, and medical electronics. The display division, MULCD, produces the LCD's. The electronics division, IDWT, designs and manufactures customized LCD modules adding value to the basic displays with electronics, keypads, interface circuitry, back lighting and mounting hardware. This division also produces assemblies without LCD's. IDWT has production and design capability in module processes, including surface mount technology ("SMT"), chip-on-board ("COB"), chip-on-film ("COF"), tape automated bonding ("TAB"), keypads and back lighting. IDW expects to add chip-on-glass ("COG") processing during the second quarter of 2001.

     IDW currently emphasizes custom-design display modules. IDW believes that custom devices represent approximately 90% of its sales and the best opportunity for higher profits and potential growth. For each custom device, IDW works directly with its customer to develop and produce the original design and manufacture the device in accordance with the customer's specifications. IDW identifies the specific needs of existing and prospective customer's applications. IDW then assigns a cross-functional team of IDW engineers to a custom design project to develop the product working with the customer's engineers throughout the design phase, prototype development and manufacturing process. This effort normally results in a complete system or product requiring a specific visual display (cellular telephones, medical instruments or hand-held data collection devices). IDW has a number of previously prepared custom designs that are currently generating revenue and are expected to generate additional revenue in the future.

     IDW also designs and produces standard or "off-the-shelf" devices, which include designs that are adaptable to various fixed-end uses without modifications or with slight modification. Standard devices encompass a wide variety of LCD devices having varied applications including dot matrix modules, graphic modules and watch and calculator displays.

     IDW is instituting a careful marketing and customer selection process to more closely align its growth and development with that of the customers and industries we believe offer the greatest opportunity for growth. IDW's research and development will focus upon technological developments and products that meet the current and future requirements of those industries and companies.

     With our high-volume LCD manufacturing line at the MULCD facilities, IDW will focus its efforts on creating advanced display technologies. These advanced display technologies will allow IDW to provide its customers with differentiating products or products that provide higher information content in either custom or standard devices.

Manufacturing

     The PRC Companies have a broad range of production processes to manufacture a variety of LCD types and features, including TN and STN displays which incorporate a wide variety of interface technology, as well as appearance and environmental options. The PRC Companies compose two manufacturing divisions. MULCD, the display subsidiary, has a state-of-the-art, fully automated, LCD front-end sheet processing production line that started in 1998, supported by back-end processing and testing operators. MULCD's LCD line was awarded an ISO 9001 certification for quality. (ISO is a quality standard established by the International Organization for Standardization.) The existing LCD front-end processing production line is currently operating at 35% capacity with the majority of the production supporting the local Hong Kong market. IDW will focus on fully utilizing the excess production capacity by selling to a select number of high volume users in the Far Eastern, North American and European markets to create longer production runs thereby further reducing unit costs. IDW's future plans potentially include adding a second automated LCD production line and an Indium Tin Oxide (ITO) production line that will complement the present line by adding capabilities for thin glass production and chip-on-glass displays. IDW has adequate space to incorporate a second line if circumstances warrant. IDW expects the costs of such an additional line to be up to $14 million. This cost would be funded through internal generation of funds, lease financing, debt financing, and/or private placement by Granite Bay of additional shares of Common Stock. There are no concrete plans at the present time for such an investment.

     IDWT, the module and assembly subsidiary, is an ISO 9001 certified display module and assembly production facility geared for customers with $1 million or more per month in production requirements. This division is currently running at approximately 40% capacity and is qualified to produce LCD modules for several major cell phone and telecommunication manufacturers. Current manufacturing technologies are COB, SMT, TAB assembly and heat seal flex circuitry assembly. IDWT has the option to buy displays from outside sources in order to expand its production capabilities or to have a second source to meet customers' requirements. IDWT's production capabilities include five (5) SMT lines for high-speed electronic component placement and seventeen (17) production lines for LCD Modules, PCB assemblies. IDWT also produces printed circuit board assemblies without LCD's.

     We believe that wage costs for manufacturing are currently materially lower in China, a competitive advantage that allows IDW to compete effectively for business in the United States, Europe and throughout Asia. IDW may be less able to compete for customers outside China with companies with closer manufacturing facilities if this wage advantage were to disappear or lessen other cost differentials affecting IDW's ability to provide products at competitive prices.

     We seek to increase our value to customers by providing responsive, flexible, total design and manufacturing services. To date, manufacturing services have been concentrated towards the manufacture of LCD's and assembly of custom design display modules. IDW will provide extended manufacturing services beyond those base services if the customer requests them. Extended services may include design, process development and turnkey manufacturing.

Quality Control

     IDW has an aggressive quality control program and maintains quality systems and processes that meet or exceed the requirements set by many leading OEMs in our targeted industries. IDW bases its quality control program upon Total Quality Management ("TQM"). IDW routinely performs product testing on its standard and custom products to ensure product reliability and quality. IDW analyzes test results and takes actions to adjust the manufacturing process or enhance product design and quality. IDW's customers generally evaluate price in the quotation process, while delivery and quality are evaluated after the product is shipped. Therefore, many customers evaluate a company's quality by reviewing the quality systems employed. IDW's receipt of an ISO 9001 certification for quality for the MULCD facility and an ISO 9001 certification for the IDWT facility will give its clients assurance as to IDW's quality control processes. IDW is also certified with QS9000 for automotive products, which qualifies it to work with North American automakers.

Sales and Marketing

     IDW has contracted with electronics sales representative organizations establishing a network of sales representatives covering the majority of North America. We also have sales representatives covering the key markets in the Far East, including Singapore, Malaysia, Taiwan and PRC. IDW also employs a full time sales staff covering the Hong Kong market. In support of our sales force, we employ design and sales support engineers for technical backup. These engineers are based in the USA, Singapore, Hong Kong and at the manufacturing facilities. Sales offices are currently maintained in Rocklin, CA, Hong Kong and Singapore.

     IDW's sales in Asia were approximately 55% of total sales in fiscal year 2000, primarily concentrated in the Hong Kong market. The United States accounted for 41% of total sales and Europe accounted for approximately 4% of total sales in fiscal year 2000.

Customers

     IDW operates under Non-Disclosure Agreements with many of its major customers and thus cannot provide specific customer details. Our largest customer accounted for approximately 28% of sales in fiscal year 2000. Four customers each represented more than 5% of sales in fiscal year 2000.

Research and Development

     IDW is currently developing LCD technology to compete for the automotive dashboard and clock business, laser printer and copier business and the point-of-sale market (through development of cold cathode fluorescent ("CCF") back-lighting production capability) and, through development of large graphic LCD's, portable word processing, medical instrument, ticketing machines, hand-held computers, financial terminals and point-of-sale and other electronics markets.

     Additionally, IDW will conduct research and development that is focused on improving technology, developing improved designs, improving manufacturing processes and improving the overall quality of the products and services that IDW offers. IDW expects to increase its research and development efforts on new display technologies and more sophisticated display technologies. IDW expects to restore research and development funding activities to appropriate levels and is hiring research personnel to accomplish that goal.

Backlog

     As of December 30, 2000, IDW had a backlog of orders in excess of $5 million, all of which is believed to be firm and expected to be filled by December 31, 2001. IDW believes that the changing economic environment has encouraged customers to place orders on a shorter order cycle, thus reducing overall value of IDW's backlog. However, customers have been ordering consistently and on a more frequent basis. We believe that IDW will continue to receive orders from its key customers, resulting in increased revenues overall.

Seasonality

     IDW's business experiences a marginal amount of seasonality. Our production tends to ramp up in the second quarter, continuing through the fourth quarter, but declines somewhat in the first quarter leading up to and immediately following the Chinese New Year. We believe that as we increase our revenues to key customers in the USA and Far East, and reduce our reliance on traditional markets in Hong Kong, that IDW's seasonality will be less of a factor.

Competition

     IDW believes Three-Five Systems, Varitronix, Wintek, Optrex, Truly, Elec & Eltek and Namtai constitute the principal competitors for IDW's LCD devices. Some of these competitors are presently larger companies that are believed to have greater financial, technical, marketing, manufacturing, research and development, and personnel resources than IDW. IDW's success, including its revenue and profitability, depends substantially on its ability to compete with the other suppliers of display modules. There is no assurance that IDW will continue to be able to compete successfully with such companies. There are also other companies in the electronics industry that have significantly greater resources than the Company and these other companies could decide to enter the LCD market and become major competitors. However, we believe that IDW can compete favorably on the basis of customer relationships, service, technical innovation, design capability, product performance, cost, quality and timely delivery. To remain competitive and increase market share, IDW needs to develop more sophisticated, higher-end LCD displays and COG module capability.

Intellectual Property

     IDW relies upon a combination of trade secrets, trademark, confidentiality procedures and contractual provisions to protect its intellectual property. IDW's core business is not dependent on any patent or trademark protection and IDW does not expect to seek patent protection for any technology in the near future, and does not presently hold any patents for existing technology.

Raw Materials/Suppliers

     The principal raw materials used in producing IDW's products consist of raw and coated glass, polarizers, liquid crystal, chemicals, PCBs, driver IC's, molded plastic parts, electronic components and packaging materials. The PRC Companies electric power plant requires the use of diesel fuel to generate electricity. IDW has alternative sources of supply for the majority of these materials and believes that additional sources would be available if any of its existing suppliers were to go out of business or not be able to furnish materials. Several of these materials, however, must be obtained from foreign suppliers, which subjects IDW to the risk inherent in obtaining materials from foreign sources, including currency fluctuations and supply interruptions. IDW's ability to produce a significant percentage of its requirements of LCD glass has reduced its dependence on foreign LCD glass suppliers. The PRC companies are evaluating the opportunity to switch to the local utility power grid, which would eliminate the need for consuming diesel fuel to generate electricity. Meanwhile, diesel fuel continues to be available but prices have been increasing which will affect margins.

Employees

     As of December 30, 2000, the Company and its subsidiaries employed approximately 1,279 persons. Of those, most are employed by the PRC Companies, with 10 employed by IDW in California, 10 by IDW HK in Hong Kong, and 3 by IDWS in Singapore. Over 90% of our employees who are employed by the PRC Companies work in manufacturing. We consider our relationships with employees to be good and that compensation provided to our employees is similar to comparable employers in the same geographic markets and industry. Our employees do not belong to a union or other collective bargaining unit.

Environmental

     IDW's operations generate small amounts of hazardous waste as manufacturing byproducts, including various gases, epoxies, inks, solvents and other wastes. The PRC Companies also operate a diesel-fired electricity plant on its property. As IDW's operations expand, the amount of such hazardous waste produced may increase. Over time, hazardous waste has received increased regulation from federal, state, local and international governments and agencies. Our operations comply with all applicable environmental regulations and that all hazardous waste is being stored, used and disposed of in accordance with applicable laws.

Corporate History

     From its inception in 1989, the Company was organized to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States as well as international distributors in several foreign countries. The Company originally organized under the laws of the State of Oregon and was headquartered in Salem, Oregon. In November 1997, the Company acquired all of the outstanding securities of Westbeach Snowboard Canada Ltd., a manufacturer, wholesaler and retailer of snowboarding apparel and casual clothing. On March 26, 1999, the Company sold all of its "Morrow" intellectual property, along with all snowboard inventories and its snowboard and binding production equipment to K2 Acquisitions Inc. On November 12, 1999, a subsidiary of the Company, Westbeach Canada ULC, sold all of its "Westbeach" operations, along with all apparel inventories to Westbeach Sports, Inc. The Company has discontinued all manufacturing and marketing of snowboards, boots, bindings and apparel. These sales effectively eliminated all the prior ongoing operations of the Company.

     On January 31, 2000, we acquired all of the outstanding shares of IDW, headquartered in Rocklin, California. On February 1, 2000, IDW acquired, through its wholly owned subsidiary "IDW HK," a company organized under the laws of Hong Kong, People's Republic of China ("PRC"), MULCD and IDWT, both companies organized under PRC law. The Company is now headquartered in Rocklin, California and, with approval of its shareholders, reincorporated into the State of California.

     During 2000, we loaned IDW approximately $8.3 million to finance the acquisitions of MULCD and IDWT, as outlined below, and to provide for working capital needs. Unless otherwise noted, all references herein to monetary amounts are to United States Dollars ("US$").

     To complete the acquisition of the PRC Companies, a payment of $4,271,729 was made on February 1, 2000, $592,935 on May 1, 2000, $296,457 on May 31, 2000,
$296,463 on June 9, 2000,  $533,641 on June 27, 2000,  and $650,000 on September
15, 2000. Further, the following was placed in escrow pending the finalization of documents: $542,920 on January 26, 2001, $288,027 on February 26, 2001 and $8,894 on February 27, 2001. These final payments are expected to leave IDW with a small credit balance when the final reconciliation is completed. IDW HK entered into a Supplemental Deed and Charge ("Charge Agreement") among IDW and IDW HK, as Chargors, and Vikay Industrial (Hong Kong) Ltd. and Vikay Industrial, Ltd., as Chargees. Under the Charge Agreement, IDW pledged the Common Stock of IDW HK and the PRC Companies' assets to secure the payment of the balance of the purchase price for the PRC Companies. Upon finalization of documents, these charges will be released. These releases are expected to occur by April 30, 2001.

Item 2.  Property

     The PRC Companies own manufacturing facilities which consist of three buildings totaling approximately 270,000 square feet situated on four acres in Heng Gang Industrial Estate located 30 minutes from the city of Shenzhen and about one hour from Hong Kong. The buildings are approximately ten years old, the LCD production line approximately three years old, the SMT production machinery approximately two to three years old and the balance of the machinery of varying ages. There is sufficient land to accommodate future expansion and growth of the business. There is additional production floor space for available support and expansion of IDW's manufacturing operations. The PRC Companies' facilities are on land leased pursuant to a 50-year land lease expiring in 2043. The PRC Companies must pay annual land rent of approximately US$70,000, subject to certain periodic rent increases. The PRC companies also lease dormitory facilities for its production employees on an adjacent property from the local government.

     Space is also leased in Singapore for sales and engineering staff. In Singapore, the Company leases approximately 2,100 sq. ft in an office building at a lease rate of $3,000 per month which lease expires March 2003.

     IDW HK's corporate offices consist of 3,100 sq. ft. in a high-rise office building in Hong Kong, SAR (Special Administrative Region). The lease is for 6 months with a base rent of $3,850 per month and a building management fee of $1,400 per month. Management of IDW is reviewing a possible extension to this lease, as well as considering other space in the same locale.

     The Company's corporate offices consist of 9,300 sq. ft. in an industrial park in Rocklin, California. The lease is for a term of 62 months and expires in April 2005. Besides the base rent of $8,817 per month, IDW pays a proportionate share of operating expenses not to exceed $2,149 per month. In October 2002, the base rent will be adjusted to $9,259 for the remainder of the lease.

     On December 1, 2000, we sold the approximately 103,000 square foot facility in Salem, Oregon ("Oregon Property") for $2.7 million. The proceeds were used to reduce debt and provide working capital. The Oregon Property was used in discontinued business of Morrow Snowboards(TM).

Item 3.  Legal Proceedings

     The Company is currently involved in the litigation and proceeding described below.

Nicholas Steenolsen vs. Squaw Valley Ski Corporation, Granite Bay Technologies, Inc., Morrow

Snowboards, Inc., et al., Superior Court of California, Los Angeles County, Case No. BC243817, a complaint for personal injuries that arose from plaintiff's use of a snowboard allegedly manufactured by Morrow Snowboards, Inc. The complaint seeks unspecified general damages, and unspecified past and future medical expenses. The Company has not yet answered the complaint and no discovery has been conducted. The Company intends to defend the action and has no basis upon which to determine the amount of damages or probability of recovery at this time.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended December 30, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     From December 14, 1995 until February 18, 2000, the Company's Common Stock was trading under the symbol "MRRW" and since February 18, 2000, under the symbol "GBAY." On April 27, 1999, the Company was delisted from the Nasdaq
National Market, but is currently traded on the Pink Sheets. As of April 10, 2001, there were approximately 703 registered holders of the Common Stock of the Company. Because many of the shares of Common Stock are held in street name, there may be additional beneficial holders of the Company's Common Stock. On December 30, 2000 there were 19,150,507 shares outstanding.

     The following table shows the range of high and low market prices as reported by the Pink Sheets and while the Company was involved in its current operations:

                                               High                   Low
Fiscal 2000:
-----------
First Quarter (Apr 2)                          $5.25                 $0.28
Second Quarter (July 2)                        $3.31                 $1.50
Third Quarter (Oct. 1)                         $2.30                 $1.60
Fourth Quarter (Dec. 31)                       $1.90                 $0.45


     The following table shows the range of high and low market prices as reported by the Nasdaq National Market or Pink Sheets while the Company was involved in the now discontinued operations:

                                               High                   Low
Fiscal 1999:
-----------
First Quarter (Apr. 3)                         $0.84                 $0.38
Second Quarter (July 3)                        $0.38                 $0.01
Third Quarter (Oct. 2)                         $0.25                 $0.01
Fourth Quarter (Jan. 1)                        $1.00                 $0.01


     The Company has paid no dividends on its Common Stock since its inception. For the foreseeable future, any earnings will be retained to finance the growth of the Company and, accordingly, the Company does not anticipate the payment of cash dividends.

Recent Sales of Unregistered Securities

     For the year ended December 30, 2000, we have sold and issued the following securities which were not previously reported in our quarterly reports:

     1. We granted stock options to our employees, officers, and directors pursuant to the 1990 Stock Option Plan, in the aggregate amount of 547,500 shares at exercise prices ranging from $0.75 to $1.70.

     2. We granted an aggregate of 180,000 shares of our Common Stock to our outside directors under our 1999 Stock Option Plan for nonemployee directors at exercise prices ranging from $0.75.

     3. We granted an aggregate of 131,000 shares of our Common Stock to our employees, officers and directors under our 2000 Equity Incentive Plan exercise prices ranging from $0.75 to $0.78.

     4. On October 27, 2000, we changed our corporate domicile from Oregon to California pursuant to a merger agreement. Each outstanding share of Common
Stock and option and warrant to purchase shares of Common Stock of our predecessor automatically became one share of our Common Stock or option or warrant to purchase shares of our Common Stock. The corporate existence of our predecessor ceased. We relied on the exemption from registration contained in Rule 145(a)(2) of the Securities Act of 1933.

     5. In connection with our private placement in June 2000, we issued warrants to purchase 25,000 shares of Common Stock at a price of $1.50 per share which expires June 21, 2005 to finders.

     6. On August 1, 2000, the Company granted 5,000 shares of Common Stock, pursuant to stock purchase agreements, to creditors in connection with discontinued operations. These shares were granted in consideration of the creditors release of interest in the Oregon property refinance.

     7. In connection with the Company's August 2000 private placement of 134,000 shares of Common Stock, the Company entered into a put option agreement. In the put option agreement the shareholder has the right to require the Company, for a period of thirty (30) days beginning August 24, 2001, to purchase all or a portion of these shares at a price of $2.25 per share. The Company at its option may redeem these shares at a price of $2.25 up to August 25, 2001.

     8. On September 8, 2000, the Company granted 10,000 shares of Common Stock at $1.73 per share to a Vice President of IDW for his services.

     9. On September 8, 2000, the Company sold 100,000 shares of Common Stock to a Vice President of IDW. The Company received a promissory note for $150,000 for the purchase of these shares. These shares and related note were subsequently cancelled when the employment of the employee was ended.

     10. Also, in the fourth quarter of 2000, the Company, in another private placement, sold 458,630 shares of Common Stock at $1.50 per share to accredited investors. Total proceeds from the offering were $687,945. The Board set the offering price based on then market prices and other factors.

     11. On December 22, 2000, the Company closed a unit offering consisting of debt instruments and warrants to purchase shares of Common Stock of the Company equal to 20% of the investment amount. Under the debt instruments, the Company will pay interest only payments each month at a rate of 12.68% per year and the total amount borrowed is due on December 30, 2001. The warrants are exercisable for $0.75 per share for a period of 5 years. The Company's net proceeds from the offering were $449,303. There was no broker or placement agent in this transaction. After December 30, 2000, we sold additional units with net proceeds totaling $50,000.

     The sales and issuances of the shares of Common Stock, options, put options, and warrants to purchase Common Stock in private placements listed above were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Item 6. Selected Consolidated Financial Data

     The following table presents a summary of selected financial data for each of the five years in the period ended December 30, 2000. The Financial Data includes the Company discontinued snowboard and apparel operations, except where noted.



                                                                                           Years Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                            December 30,      January 1,    December 26,  December 27,  December 31,
                                                                2000            2000           1998           1997          1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands, except share and per share data)
Net sales (1)                                                 $ 17,804           $ -
Cost of goods sold (1)                                          12,578             -
                                                              ---------     ---------      ---------       ---------       ---------
    Gross profit (1)                                             5,226             -              -               -               -
                                                              ---------     ---------      ---------       ---------       ---------
Operating expenses:
    Selling, marketing & customer service                        1,545             -              -               -               -
    Engineering, advance design and product
      management                                                   570             -              -               -               -
    General and administrative                                   5,124           347            295             332             315
                                                              ---------     ---------      ---------       ---------       ---------
      Total operating expenses (1)                               7,239           347            295             332             315
                                                              ---------     ---------      ---------       ---------       ---------
Operating loss                                                  (2,013)         (347)          (295)           (332)           (315)
                                                              ---------     ---------      ---------       ---------       ---------
Other income (expense):
    Interest expense                                              (442)          (27)             -               -               -
    Unrealized loss on asset                                    (1,000)
    Other income                                                   (29)            -              -               -               -
                                                              ---------     ---------      ---------       ---------       ---------
                                                                (1,471)          (27)             -               -               -
                                                              ---------     ---------      ---------       ---------       ---------
Loss from continuing operations before income taxes             (3,484)         (374)          (295)           (332)           (315)
                                                              ---------     ---------      ---------       ---------       ---------
    Income tax benefit (expense)                                     -             -              -               -               -
                                                              ---------     ---------      ---------       ---------       ---------
Loss from continuing operations                                 (3,484)         (374)          (295)           (332)           (315)
                                                              ---------     ---------      ---------       ---------       ---------
    Income (loss) on discontinued snowboard operations              69           165         (7,402)         (6,688)          2,462
    Loss on disposition of snowboard operations                   (269)            -         (1,952)              -               -
    Loss on discontinued apparel operations                       (112)       (3,309)        (4,939)              -               -
    Loss on disposition of apparel operations                     (269)         (132)             -               -               -
                                                              ---------     ---------      ---------       ---------       ---------
Loss from discontinued snowboard and apparel
operations, net of taxes before extraordinary item                (581)       (3,276)       (14,293)         (6,688)          2,462
                                                              ---------     ---------      ---------       ---------       ---------
    Extraordinary Loss on Extinguishment of Debt                     -             -              -               -               -
                                                              ---------     ---------      ---------       ---------       ---------
Net income (loss)                                             $ (4,065)     $ (3,650)     $ (14,588)       $ (7,020)        $ 2,147
                                                              =========     =========      =========       =========       =========
Income (loss) per share from continuing operations (2)
    Basic                                                      $ (0.20)      $ (0.06)       $ (0.05)        $ (0.06)        $ (0.05)
    Diluted                                                    $ (0.20)      $ (0.06)       $ (0.05)        $ (0.06)        $ (0.05)

Income (loss) per share from discontinued operations (2)
    Basic                                                      $ (0.03)      $ (0.51)       $ (2.31)        $ (1.18)         $ 0.43
    Diluted                                                    $ (0.03)      $ (0.51)       $ (2.31)        $ (1.18)         $ 0.41

Net income (loss) per share (2)
    Net loss - basic                                           $ (0.23)      $ (0.57)       $ (2.36)        $ (1.24)         $ 0.38
    Net loss - diluted                                         $ (0.23)      $ (0.57)       $ (2.36)        $ (1.24)         $ 0.35

Weighted average number of shares outstanding (1)
    Basic                                                   17,482,583     6,377,556      6,176,556       5,671,634       5,684,053
                                                            ===========    =========      =========       =========       =========
    Diluted                                                 17,482,583     6,377,556      6,176,556       5,671,634       5,929,674
                                                            ===========    =========      =========       =========       =========

------------------------------------------------------------------------------------------------------------------------------------
                                                                 As Of
                                                              December 30,   January 1,    December 26,   December 27,  December 31,
                                                                 2000          2000           1998          1997 (3)       1996 (3)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands, except share and per share data)
Balance Sheet Data:
Cash and cash equivalents                                          914         1,930          1,348             855           5,062
Short term investments                                               -             -              -               -           3,700
Net current assets from continuing operations                    5,563         2,111          1,348           9,790          23,017
Net current assets of discontinued operations                       24         2,332          9,449           4,006               -
Equipment, fixtures, and property, net                           7,191         3,061          3,108           3,980           9,183
Total assets from continuing operations                         18,849         6,172          4,456          17,965          32,243
Total net assets from discontinued operations                       24         2,404         15,622           9,332               -
Current liabilities                                              4,941         3,973         12,583           5,196           3,789
Long-term debt and capital lease obligations, net
      of current portion                                           201             -              -              13             258
Shareholders' equity                                            13,731         4,603          7,495          22,058          27,892



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since its formation in 1989 until 1999, the Company focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. In March 1999, the Company sold its "Morrow" intellectual property, along with all 1999/2000 inventories and its snowboard and binding production equipment to K2. In November 1999, the Company sold its "Westbeach" brand name to Westbeach Sports, Inc. resulting in discontinuance of all operations. The Company's total revenues from the discontinued operations during the fiscal year ended December 30, 2000 amounted to $107,000 representing rent income on a facility previously used in the discontinued apparel operations. This compares to $9,108,000 for the discontinued operations during the fiscal year ended January 1, 2000, of which $86,000 related to discontinued snowboard operations and $9,022,000 related to discontinued apparel operations.

On January 31, 2000, the Company acquired 100% of the outstanding shares of International DisplayWorks, Inc. ("IDW") and, concurrently, IDW (through its subsidiary IDW Hong Kong ("IDW HK") acquired 100% of the shares of MULCD
Microelectronics Company Ltd. ("MULCD") and Vikay Shenzhen Technology Development Company, Ltd. ("IDWT"). MULCD and IDWT are engaged in the manufacturing and assembly of liquid crystal displays and assemblies in the Peoples Republic of China ("PRC Companies").

The operations of the Company in the year ended December 30, 2000 consist of the activities of IDW on a consolidated basis for the eleven-month period from their acquisition on January 31, 2000 through December 30, 2000.

Comparison of the Years Ended December 30, 2000 (Fiscal 2000) and January 1, 2000 (Fiscal 1999)

     Continuing Operations. The Company's continuing operations consist of IDW, IDW HK and the PRC Companies, which manufacture liquid crystal displays and assemblies. As previously mentioned, the Company discontinued snowboard and apparel operations. As a result of the discontinued operations, the consolidated financial statements report the transactions of the discontinued operations as net amounts separate from continuing operations. All continuing operations ceased in 1999 except for some general and administrative expenses incurred to wind down operations and interest expense on the Company's bridge loan. Discussion and analysis of the results of continuing operations in fiscal 2000 as compared to fiscal 1999 follow.

     Revenues. The Company had consolidated net sales of $17,804,000, from the sale of liquid crystal displays and assemblies for electronic equipment for the year ended December 30, 2000. Such sales represent sales of IDW and its subsidiaries for the eleven-month period from their acquisition on January 31, 2000 through December 30, 2000. All sales in fiscal 1999 were part of the Company's discontinued operations and, therefore, are not compared to the fiscal 2000 results.

     Gross Profit. Gross profit from continuing operations in the fiscal year ended December 30, 2000 was $5,226,000, which represents continuing operations of IDW and its subsidiaries for the eleven- month period from their acquisition on January 31, 2000 through December 30, 2000. All prior year gross profit is part of the Company's discontinued operations and therefore is not compared to the 2000 results.

     Operating Expenses. Operating expenses of continuing operations consist of selling, marketing and customer service; engineering, advance design and product development; and general and administrative expenses. These expenses were $7,239,000 for the year ended December 30, 2000, which represents the operating expenses of the continuing operations of IDW and its subsidiaries from the acquisition date of January 31, 2000 through December 30, 2000 and the ongoing corporate administration of the Company.

     Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the year ended December 30, 2000 were $1,545,000, which represents continuing operations of IDW and its subsidiaries from the acquisition date of January 31, 2000 through December 30, 2000. There were no selling, marketing and customer service expenses in fiscal 1999 related to continuing operations. Significant elements of this expense in fiscal 2000 consists of staff and employee related expenses of $1,071,000, travel and related expenses of $65,000 and advertising expense of $73,000.

     Engineering, Advance Design and Product Management. Engineering, advance design and product management expense for the year ended December 30, 2000 were $570,000 representing continuing operations of IDW and its subsidiaries from the acquisition date of January 31, 2000 through December 30, 2000. There were no engineering, advance design and product management expenses during fiscal 1999 related to continuing operations. The significant element of the engineering, advance design and product management expenses for continuing operations during fiscal 2000 was staff and employee related expenses of $522,000.

     General and Administrative. General and administrative expenses for the year ended December 30, 2000 were $5,124,000, which represents continuing operations of IDW and its subsidiaries from the acquisition date of January 31, 2000 through December 30, 2000 and continuing operations expenses for ongoing corporate administration of the Company. The significant elements of the general and administrative expenses of continuing operations of IDW and its subsidiaries during fiscal 2000 relate to staff and employee related expenses of $1,696,000, rent, telephone, and utilities expenses of $288,000, legal expenses of $158,000, accounting expenses of $238,000 and local government fees of $122,000.
Significant elements of the continuing operations expenses for the Company's ongoing corporate administration include $310,000 in accounting fees, $249,000 in legal fees, $213,000 of insurance costs, $175,000 in salaries and benefits, and $395,000 in amortization of goodwill from the IDW acquisition. Depreciation of general and administrative facilities amounted to $341,000.

     Interest Expense. Interest expense increased by $415,000, to $442,000 for the year ended December 30, 2000, from $27,000 for the year ended January 1, 2000. The interest expense in fiscal 2000 related primarily to interest on the obligations incurred to raise the funds for the acquisitions of IDW and its subsidiaries. The interest expense in fiscal 1999 related to payments on the $675,000 outstanding bridge loan.

     Other Expense. Other expenses of continuing operations in fiscal 2000 amounted to a $1,000,000 unrealized loss resulting from the write-off of an investment in common shares of Globalgate, an e-commerce company that had suffered deteriorated financial condition such that the company believed its investment had little or no market value, and $29,000 representing small items of other income and expense. There was no other income or expense in 1999 of continuing operations.

     Net Loss. Net loss for fiscal year 2000 was $4,065,000 compared to net loss of $3,650,000 for fiscal 1999. The loss from continuing operations in 2000 was $3,484,000, or an increase of $3,110,000 over the loss from continuing operations of $374,000 in 1999. The loss from continuing operations in 2000 represents the results of operations of IDW and its subsidiaries while the activities in 1999 were primarily focused on discontinued operations of the snowboard and apparel segments. The loss from discontinued operations was $581,000 in fiscal 2000, a decrease of $2,695,000 from the loss from discontinued operations of $3,276,000 in fiscal 1999. The decrease is attributable to the closure of operations of the discontinued segments. Costs of winding down the discontinued operations and losses on disposition of their assets in excess of previous estimates resulted in the fiscal 2000 loss from discontinued operations.

     Discontinued Operations. The net loss from discontinued snowboard and apparel operations in fiscal 2000 was $581,000 consisting of a loss of $43,000 from discontinued operations ($69,000 income for snowboards and $112,000 loss for apparel) and a loss of $538,000 from disposition of assets of the discontinued operations ($269,000 loss from snowboards and $269,000 from apparel). The loss from discontinued operations represents differences between incurred costs of winding down the operations and losses on disposal of the assets of discontinued operations and estimates made in prior years when the decision was made to discontinue the two segments activities.

Comparison of the Years Ended January 1, 2000, (Fiscal 1999) and December 26, 1998, (Fiscal 1998)

     Continuing Operations. As previously mentioned, the Company sold its Morrow business to K2 in March 1999, and its Westbeach business to Westbeach Sports, Inc. in November 1999. As a result of these transactions, all continuing operations ceased except for some general and administrative expenses incurred to wind down operations and interest expense on the Company's bridge loan. These continuing operations expenses were $374,000 for fiscal 1999.

     Net Sales. All sales are a part of the Company's discontinued operations and therefore not reflected in this comparison.

     Gross Profit. All sales and cost of sales are a part of the Company's discontinued operations and therefore no gross profit is reflected in this comparison.

     Operating Expenses. Operating expenses of continuing operations consist of general and administrative costs. These costs increased to $347,000 for the year ended January 1, 2000, from $295,000 for the year ended December 26, 1998. This increase is a result of greater consulting needs in fiscal 1999 to wind down operations. The general and administrative expenses for fiscal 1999 consisted of salaries and accounting consulting of $242,000 as well as $105,000 in depreciation expense.

     Interest Expense. Interest expense increased to $27,000 for the year ended January 1, 2000, from $0 for the year ended December 26, 1998. The interest expense in 1999 related to payments on the $675,000 outstanding bridge loan. The 1998 interest expense is a part of discontinued operations and is not reflected in this comparison.

     Other Income/Expense. There were no other income/expenses due to the Company's discontinued operations and therefore none are reflected in this comparison.

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

     On November 12, 1999, the Westbeach subsidiaries were sold creating discontinued apparel operations for the apparel business. Westbeach had a loss from discontinued apparel operations in 1999 of $3,309,000 compared to a loss from discontinued apparel operations of $4,939,000 in 1998. The Company recognized a loss on the discontinuance of $132,000 in fiscal 1999, which results from a loss on the sale to Westbeach Sports, Inc. The fiscal 1999 loss from discontinued apparel operations included a loss on impairment of goodwill of $1,135,000.

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

Liquidity and Capital Resources

     The Company requires capital to pay certain existing fixed obligations, provide working capital for the PRC Companies, cover administrative overhead for the parent company and certain costs related to being a public company. As discussed below, the Company will require additional working capital to implement its current Business Plan for IDW.

     Net cash used in operating activities from continuing operations for Fiscal 2000 was $1,051,000 resulting primarily from a net loss of $4,065,000, increases in accounts receivable of $1,501,000 and decreases in accounts payable of $1,597,000 partially offset by noncash expenses of depreciation and amortization of $2,413,000 and loss from write-off of a $1,000,000 investment. This compares to cash provided by operating activities for 1999 of $4,741,000 resulting primarily from a net loss of $3,650,000, increases in accrued liabilities of $1,998,000 and increase in accrued loss on disposal of $1,498,000 with add backs for depreciation and amortization of $758,000, loss on write-down of fixed assets of $2,659,000, decreases in accounts receivable of $3,339,000, decreases in inventories of $4,099,000. Cash provided by discontinued operations in fiscal 2000 was $2,394,000, which consisted primarily of proceeds from sale of real estate of the previous apparel segment.

     Net cash used in investing activities for fiscal 2000 was $4,493,000. Of that amount, $4,272,000 represents payments toward the purchase of the PRC Companies, and $285,000 was used for the acquisition of property and equipment.

     Net cash provided by financing activities in fiscal 2000 was $2,134,000, consisting principally of $6,017,000 from sale of shares of Common Stock in private placements and partially offset by $4,391,000 of net repayment of debt. Net cash used in financing activities was $4,524,000 in fiscal 1999, consisting of $2,251,000 in principal payments and $3,698,000 in repayment of line of credit borrowings, partially offset by $675,000 borrowings from the acquired bridge loan and $750,000 proceeds from the issuance of Common Stock.

     On March 30, 1999, some of the Company's trade creditors filed an Involuntary Petition ("Involuntary Petition") for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon (Case No. 699-61663-FRA7). On March 30, 1999, the Company's accounts payable were approximately $2,500,000 and were all overdue more than 90 days. The Company negotiated a settlement with substantially all those creditors and the Involuntary Petition was dismissed on June 16, 1999. The settlement was accepted by over 90% of the Company's creditors (by number and dollar amount of claims) with undisputed claims. On August 2, 2000, the Company made the final payment of $1,384,000 due to creditors under the settlement.

     The planned future expansion of IDW and its subsidiaries includes an expansion into COG production and related product development. A payment of approximately $800,000 is required in the second quarter of 2001. In addition, approximately $2,000,000 of additional capital expenditures is expected to be needed during 2001 to enhance existing production capabilities, de-bottleneck processes, assure future product quality and reliability, reduce costs, and expand capacity. IDW is expected to generate significant amounts of working capital beginning later in 2001. IDW expects to borrow against unleveraged assets such as the manufacturing facility in PRC.

     Any financing, involving equity or rights to acquire equity interests, would result in dilution in the percentage ownership of existing shareholders when such equity interests were issued and, depending on the sales price, a dilution in book value. There is no assurance the expected $2.8 million in financing needed in 2001 will be raised or raised in a timely manner. In such event, we would face a reduced level of operating performance, possible losses on investment and ability to service our customers' growing needs.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results -- PRC Companies' Operating Results; Payment of Balance of Purchase Price for the PRC Companies" and "--Granite Bay's Capital Resources and Liquidity; Potential Consequences of Failure to Raise Additional Needed Capital" regarding the Company's capital and resources to finance such payments and the risks associated therewith.

Factors That May Affect Future Results

     This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to Granite Bay Technologies, Inc. (the "Company," "Granite Bay" or "we") or its management, including without limitation, IDW, IDW HK and the PRC Companies (as defined herein), are intended to identify such forward-looking statements. Granite Bay's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Granite Bay wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect Granite Bay's actual results and could cause actual consolidated results for fiscal year 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Granite Bay. These factors include without limitation, Granite Bay's change in business lines, Granite Bay's ability to obtain capital and other financing in the amounts and the times needed, realization of forecasted income and expenses,initiatives by competitors, price pressures, changes in the political climate for business, the loss of one or more significant customers and the risk factors listed from time to time in Granite Bay's SEC reports and risk factors listed below.

     Granite Bay's principal assets consist of its equity interests in IDW. As a result, Granite Bay's operating results will primarily reflect IDW's operating results. A wide variety of factors will affect operating results and could adversely impact net sales and profitability. Significant factors in our success will be our ability to establish and, in certain cases, re-establish design and manufacturing relationships with key OEM customers that will generate sufficient orders, including orders of higher margin products, to increase revenues and profitability.

     Our products are incorporated in a wide variety of communications, consumer and appliance products. A slowdown in demand for such products that utilize IDW's displays and modules as a result of economic or other conditions and the market served by IDW or other factors could adversely affect IDW's operating results. Our products are sold into an industry characterized by increasingly rapid product turnaround, increasingly shorter lead times, product obsolescence, order cancellation and other factors that make it difficult to forecast future orders, production and personnel needs and other resource requirements with a high level of certainty. Our ability to anticipate such factors and respond to them in a timely fashion will affect its ability to utilize its manufacturing capacity effectively, maintain a proper product mix and avoid downtimes due to product conversions and other factors. Such uncertainty also creates difficulties in maintaining adequate supplies of raw materials to meet shifting customer needs and customer orders placed on short notice. Other factors, many of which are beyond the Company's control are described below.

     Granite Bay's Capital Resources and Liquidity and IDW 2000 Operating Results. The actual performance of IDW for 2000, following its acquisition by Granite Bay was materially less than forecasted. This performance resulted from unexpectedly longer lead times to restart relationships that had been ignored while the PRC companies were operated under Judicial Management, prior to their acquisition by IDW. In addition, the longer than expected time to complete the final payments and reconciliation with the Judicial Managers, and the protracted accounting and legal issues relating to the complexity of buying companies out of distress situations, has affected the timeliness of Granite Bay regaining its listing on NASDAQ, which, along with an increasingly difficult environment in North America for raising new capital, has slowed our ability to provide for the financing requirements of IDW. While IDW is closer to producing a positive cash flow, if we are unsuccessful in raising capital when required, then Granite Bay could face a total risk of loss of its investment in IDW as well as the underlying PRC Companies. Further, any financing, involving equity or rights to acquire equity interests, would result in dilution in the percentage ownership of existing shareholders when such equity interests were issued and, depending on the sales price, a dilution in book value. Further, to capitalize on certain growth opportunities for the PRC Companies or if projected revenues are less and/or costs higher than projected, we would have to raise additional financing beyond that outlined above. Without such expansion, the potential for IDW to grow, as well as to maximize revenues and potential profitability, will be limited; this could affect the value of the Company's Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "-- Factors that May Affect Future Results" regarding Granite Bay's capital and resources to finance such payments and the risks associated therewith.

     Dependence on Key Personnel. Our success is largely dependent upon the expertise of key members of IDW's management team including its founder, Anthony Genovese, and Philip Gregory, its VP of Manufacturing. Loss of their services could materially and adversely affect our business, its future prospects and operating results, including its ability to penetrate the United States market. We do not presently have a long-term employment agreements with these key employees. Our business and operating results also depend substantially on the efforts and abilities of our senior management and technical personnel. The competition for qualified management and technical personnel is intense. The loss of service of one or more of its key employees or the ability to add and retain key personnel could have a material adverse effect. We do not presently maintain key-person life insurance.

     A Few Customers and Applications Account for a Significant Portion of IDW's Sales; Order Cancellations. In fiscal year 2000 ten customers represented 56% of total sales revenue. One customer represented 28% of IDW revenue. At our present size, the loss of any one of these customers could have a material affect on the Company's health. Customers have not made firm long-term purchase commitments. Delay or reduction of customer orders could result in under-absorption of manufacturing capacity. These risks are enhanced because of the large percentage of sales to electronic industry customers who are subject to severe competitive pressures, rapid technological change and obsolescence. While we expect to continue to receive orders from existing and new customers, there is no assurance orders will be received, and if received, not cancelled, delayed or reduced, which could have a material adverse effect on IDW's results of operations. To reduce this risk, we expect to continue to emphasize custom modules which increase sales to the above customers or new customers for custom devices where purchase orders are generally longer term with more limited cancellation provisions.

     Need for Additional Financing. The opportunities for long-term growth in IDW's lines of business are dependent upon having sufficient capital resources available to realize the rapid growth potential of significant OEM key accounts which we have identified and targeted. We expect to need capital to fuel IDW's growth for both working capital and our capital expenditure program.

     The inability to include new display devices in its product offerings may affect our ability to seek business from certain customers who want complete solutions to all their display device needs or could adversely affect IDW's operating results if technology shifts to such higher-end devices in general.

     Ramifications of a Long Period of Judicial Management. Since the parent of MULCD and IDWT was under judicial management from December 6, 1997 through January 2000, many of our customers found second sources of supply or purchased goods elsewhere. The probability of recovering much of that lost business has been impaired by the passage of time. Judicial management also affected the pricing, terms and conditions of payments to its suppliers. In many cases, supplier relationships may have been adversely impacted in the short and long run. We have worked hard to reestablish credit and verify that material costs are in line with the industry. In some cases, we may have to establish new sources of supply. We also believe that the judicial management resulted in financial and operating performances that are not reliable in terms of predicting future financial performance operations.

     IDW Faces Intense Competition. We operate in a competitive environment that is characterized by price erosion, technological change and competition. IDW competes with major Asian and international companies. Most of IDW's competitors have greater market recognition and substantially greater financial, technical, marketing, distribution, manufacturing and other resources than IDW. Further, many of our competitors have manufacturing and sales forces that are geographically diversified allowing them to reduce transportation, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. Many competitors have production lines that allow them to produce more sophisticated and complex devices than IDW and to offer a broader range of display devices to customers. New emerging companies or companies in related industries may also increase their participation in the display module market which would increase competition.

     Our ability to compete successfully depends on a number of factors, both in and outside of its control. Those factors include: the price, quality, performance, reliability, ease of use and features of our products; the variety of our product solutions; foreign currency fluctuation; trade barriers and custom duties which may effect the cost of products; our ability to design and manufacture new product solutions, including incorporating new technology; the availability and price of raw materials; our ability to fully utilize our manufacturing facility; new product technology or solutions by our competitors; the number and success of competitors; and general market and economic conditions. Our competitive position can also be adversely affected if one or more of our customers, including our key customers, decide to design and manufacture their own display modules, use different devices or purchase devices from competitors. We cannot assure that we will compete successfully in the future.

     Risk of Inability to Produce High-End Products. IDW's success will be partly dependent upon our ability to effectively offer or manufacture higher-end products such as large graphic STN, color graphic displays, micro-displays and black mask automotive products.

     These products offer both the opportunity to increase utilization of existing manufacturing capacity, and also the opportunity to generate higher margins and profits at given revenue levels. The production of such products requires increased custom design and manufacturing and the maintenance of strong customer relationships. This will require that we maintain and upgrade our research, engineering and designing capabilities to remain in the forefront of developments in the industries.

     Changing  Technologies.   We  operates  in  an  industry  characterized  by
technological advances, the introduction of new products and new design and manufacturing techniques. As a result, IDW will be required to expend substantial funds and to commit significant resources to continuing research and development activities, engaging additional engineering and other technical personnel, purchasing new design, production and test equipment, and continually enhancing design and manufacturing processes and techniques. IDW's future operating results will depend significantly on our ability to timely provide design and manufacturing services for new products that compete favorably with the design and manufacturing capabilities of OEMs and third-party suppliers.

     IDW could invest significant sums in design and manufacturing services for new product solutions that may not receive or maintain customer or market acceptance or effectively address customer needs which could adversely affect our future operating results. Further, customers may change or delay product introductions or terminate existing products without notice for any number of reasons unrelated to IDW, including lack of market acceptance for a product.

     We may also be required to increase our design staff and other personnel and incur other expenses on capital equipment, leasehold permits and other items to meet the anticipated or actual demand of our customers. Those additional costs may adversely impact operating margins in the short term.

     Maintenance of Satisfactory Manufacturing Yields and Capacities; Variability of Customer Requirements. The profitability and operating results of IDW are dependent upon a variety of factors, including product mix, utilization rates of its manufacturing lines, downtime due to product changeover, impurities in raw materials causing shutdowns, maintenance of contaminant-free operations and other factors.

     Risks Associated with International Operations. IDW has made a decision to locate all of its manufacturing operations in China and to establish sales offices in Asia, Europe and the United States. The geographical distance between its manufacturing facilities in China and in North America create a number of logistical and communications challenges. Because of the location of the manufacturing facilities in China, IDW may be affected by economic and political conditions in that country, as well as economic and political conditions in the countries in which it markets and distributes its products, including without limitation, problems related to labor unrest, lack of developed infrastructure, variances in payment cycles, currency fluctuations, overlapping taxes and multiple taxation issues, employment and severance taxes, compliance with local laws and regulatory requirements, greater difficulty in collecting accounts receivable, political and economic instability and the burdens of cost and compliance with a variety of foreign laws.

     Further, changes in policies by the United States or other foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion, limitations and restrictions on the transfer or repatriation of funds or limitations on imports or exports, or the expropriation of private enterprises could also have a materially adverse effect on IDW and its results of operations. In addition, IDW could be adversely affected if China were to change its current policies of encouraging foreign investment or foreign trade. IDW could also be adversely impacted if the United States were to withdraw the "most favored nation" ("MFN") status and trade preferences currently being extended to China. That status is annually reviewed and there is no assurance that the United States will renew China's MFN status in future years. The non-renewal of China's MFN status could adversely affect IDW by increasing the cost to United States customers or products manufactured by IDW in China. IDW's operators are further subject to significant political, economic, legal and other uncertainties in China. Despite progress in developing its legal system, China does not have a comprehensive or highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation of such laws may be inconsistent. Changes in existing laws, the adoption of new laws and preemption of local regulations by national laws may adversely affect foreign investment in China. IDW could also be adversely affected by other factors, including the imposition of austerity and other monetary measures to fight inflation or to achieve other economic objectives, inadequate development or maintenance of infrastructure, including adequate power and water supplies, transportation or raw materials in parts or the deterioration in the general political, economic or social environment.

     Risks Associated with Collectibility of Receivables. IDW extends credit to its customers based on an assessment of a customer's financial circumstances, generally without requiring collateral, in both the United States and in various countries in the Far East. These extended payment terms, if continued, may increase our exposure to risk of uncollected receivables. The inability to collect on these accounts receivable taking into account normal bad debt reserves, could have a materially adverse effect on our results of operations and profitability.

     Risks Associated with Currency Fluctuations and International Trade. Sales in global markets, primarily Europe, the United States and other parts of Asia, are expected to increase significantly in 2001 and subsequent years. Economic and political conditions internationally may adversely affect the manufacture and sale of IDW's products. Protectionist trade legislation in the United States or foreign countries, such as a change in export or import compliance laws, tariff or duty structures, or other trade policies, could adversely affect our ability to sell devices in foreign markets, to purchase raw materials or equipment from foreign suppliers.

     IDW transacts business in a variety of currencies including HK dollars, Singapore dollars, US dollars and the Chinese renmimbi ("RMB"). Increased sales to Europe may result in payments in other currencies, such as the Euro. Further, IDW accounts for a portion of its costs, such as payroll, land rent and certain other costs in RMB. While foreign currency exchange fluctuations are not believed to materially affect our operations, changes in the relation of the RMB or other currencies to the US dollar, could affect IDW's cost of goods sold, operating margins and result in exchange losses. In addition, currency devaluations, changes in exchange rate fluctuations could affect the value of deposits of currencies IDW holds or results of operations. The Chinese RMB has experienced significant devaluation against most major currencies in the past. Because the RMB is not freely traded, hedging that currency is difficult.

     IDW May Experience Shortages of Raw Materials and Supplies. Principal raw materials used in producing IDW's products consist of raw and coated glass, polarizers, liquid crystal, chemicals, PCBs, driver IC's, molded plastic parts, electronic components and packaging materials. For its energy supply, IDW uses diesel fuel. IDW purchases most of these materials in Asia. We do not have long term supply contracts with our suppliers. IDW believes that it has secondary sources of supplies for most of its products and, if we were to lose any of its primary or secondary suppliers, we could develop new sources of supply. However, because IDW's sources for many materials are from foreign suppliers, IDW may be subject to certain risks, including tariffs, currency fluctuations and supply interruptions. The impact of price increases will affect operating costs and product margins, the materiality of which cannot be presently determined.

     Environmental Regulations. Our operations result in the creation of small amounts of hazardous wastes, including various gases, epoxies, inks, solvents and other coal wastes. IDW is, therefore, subject to national, state and local governmental regulations related to the use, storage and disposal of such hazardous wastes used in the manufacturing processes. IDW also has its own electric power generation plant which operates on diesel fuel. The amounts of such hazardous waste are expected to increase in the future as our manufacturing operations increase. The failure to comply with present and future environmental regulation can result in the imposition of fines, suspension or halting of production, or closure of manufacturing operations. Environmental compliance may also require IDW to purchase pollution-control equipment or to incur significant capital or other expenses. Although we believe we are operating in compliance with applicable environmental laws, there is no assurance that IDW is in compliance or will remain in compliance as such laws and regulations change.

     Governmental Regulations. IDW is subject to numerous foreign, state and local government regulations. We are subject to laws and regulations governing its relationship with our employees, including wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. Further, the PRC Companies are leasing the land under their facilities under a 50-year lease, which expires in the year 2043. We are also subject to significant government regulation relating to property ownership and use, import restrictions, currency restrictions and other areas, all of which consistently impact profits and operating results.

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

     Besides the general risk factors noted above, there are several specific risks that should be noted:

     Future Potential Depressive Effect in Stock Prices from Recently Issued Securities. In fiscal year 2000, the Company issued an additional 9,973,951 shares of its Common Stock. All of those shares are restricted under federal and state securities laws and may only be resold pursuant to exemptions or under Rule 144 in the future. Under Rule 144, each of the holders of those securities, after holding them for one year, may sell in any given calendar quarter thereafter, the greater of (i) 1% of the outstanding Common Stock, (currently approximately 194,000 shares) per quarter, or (ii) the average weekly trading volume for the Common Stock for the prior four full calendar weeks. Under Rule 144, a significant amount of stock could be sold in any calendar quarter after January 31, 2001, with a potential depressive effect on the Company's stock prices.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Inflation Risk

     We do not expect inflation to have a material effect on the Company's operating expenses

Interest Rate Risk

     We do not believe that any change in interest rates will have a material impact on the Company during fiscal 2001. Currently, our long-term debt is at a fixed interest rate.

Foreign Currency Exchange Risk

     The Company accumulates foreign currency in payment of accounts which it then uses to pay its foreign vendors or converts to U.S. dollars, exposing the Company to fluctuations in currency exchange rates. The Company currently holds foreign currencies which are translated into U.S. dollars using the year-end exchange rate, for a total of $440,926. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $44,049. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices, or marketable equity security prices.

Item 8. Financial Statements and Supplemental Data

Consolidated Financial statements and Supplemental Schedule

For the Years Ended December 31, 2000, January 1, 2000 and December 26, 1998

Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . . . . 23

Consolidated Financial Statements

  Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . 24 to 25

  Consolidated Statement of Operations. . . . . . . . . . . . . . . . . 26 to 27

  Consolidated Statement of Shareholders' Equity. . . . . . . . . . . . . . . 28

  Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . 29 to 30

  Nots to Consolidated Financial Statements . . . . . . . . . . . . . . 31 to 47

Supplemental Schedule - Supplementary Information Requiried
 under the Securities and Exchange Act of 1934. . . . . . . . . . . . . . . . 48

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Granite Bay Technologies, Inc.
   and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Granite Bay Technologies, Inc. and subsidiaries (the "Company"), as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements and the schedule referred to on the following page are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedules based on our audit. The consolidated financial statements of Granite Bay Technologies, Inc. and subsidiaries, as of and for the year ended December 26, 1998, were audited by other auditors whose report dated June 17, 1999 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite Bay Technologies, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Supplemental Schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                             /s/ Perry-Smith LLP


Sacramento, California
March 9, 2001, except for Note 19, as to which the date is April 11, 2001.

Report of Independent Public Accountants

To the Board of Directors of
Granite Bay Technologies, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Granite Bay Technologies, Inc. (a California corporation, formerly Morrow Snowboards, Inc.) and subsidiaries (the Company) for the year ended December 26, 1998. These financial statements and the schedule referred to below are the reponsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaulating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in shareholders' equity and cash flows of Grantie Bay Technologies, Inc. (formerly Morrow Snowboards, Inc.) and subsidiaries for the year ended December 26, 1998 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred significant losses in 1998 and had liquidity problems. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these mattters are described in Note 1. The fianancial statements do not include any adjustments relating to the recoverability and classifications of asset carrying amounts or the amount and classification of liabilites that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts as of and for the year ended December 26, 1998 is presented for purposes of complying with the Securities and Eschange
Commission's rules and is not part of the basic consolidated financial statements. This information has been subject to the auditing procedures applied in our audit of the basic consolidated financial statements and, in or opinion, fairly states in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Portland, Oregon
June 17, 1999 (except with respect to the discontinuance of the Westbeach operations discussed in Notes 1 and 18, as to which the date is November 12, 1999)

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (In Thousands, Except Share Data)

                      December 30, 2000 and January 1, 2000


                                               December 30,        January 1,
                                                   2000               2000
                                               -------------     --------------

                  ASSETS

Current assets:
         Cash and cash equivalents             $      914         $    1,930
         Accounts receivable, net                   2,954                  -
         Inventories (Note 4)                       1,466                  -
         Prepaid expense                              178                127
         Refundable income taxes                                          54
         Other                                         51                  -
         Net current assets of discontinued
           operations (Notes 4, 15 and 18)             24              2,332
                                               -------------     --------------

                    Total current assets            5,587              4,443
                                               -------------     --------------

Property and equipment, at cost, net (Note 5)       7,191              3,061

Other assets:
         Investments (Note 6)                           -              1,000
         Goodwill, net (Note 3)                     6,079                  -
         Net non-current assets of
          discontinued operations
             (Noted 5 and 18)                           -                 72
         Other assets, net                             16                  -
                                               -------------     --------------

                    Total other assets              6,095              1,072
                                               -------------     --------------

                    Total assets               $   18,873        $     8,576
                                               =============     ==============

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (In Thousands, Except Share Data)
                                   (Continued)
                      December 30, 2000 and January 1, 2000


                                                December 30,       January 1,
                                                   2000               2000
                                               -------------     --------------

            LIABILITIES AND
         SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                            $   2,265          $    2,796
    Accrued liabilities (Note 7)                    1,356                 502
    Notes payable, short term (Note 8)              1,320                   -
                                               -------------     --------------

            Total current liabilities               4,941               3,298
                                               -------------     --------------

Notes payable, noncurrent (Note 8)                      -                 675
                                               -------------     --------------

Total Liabilities                                   4,941               3,973
                                               -------------     --------------
Put option (Note 8)                                   201                   -

Commitments and contingencies (Note 10)

Shareholders' equity (Note 11):
    Preferred stock, no par value,
      10,000,000 shares authorized, no
      shares issued or outstanding                      -                   -
   Common stock, no par value,
      20,000,000 shares authorized,
      19,150,507 and 9,176,556 shares
      issued and outstanding at
      December 30, 2000 and                          40,997           27,866
      January 1, 2000, respectively
   Accumulated deficit                              (27,317)         (23,252)
   Accumulated other comprehensive
      income (loss)                                      51              (11)
                                               -------------     --------------

            Total shareholders' equity               13,731            4,603
                                               -------------     --------------

            Total liabilities and share         $    18,873            8,576
            equity                             =============      =============








   The accompanying notes are an integral part of these financial statements.

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

 For the Years Ended December 30, 2000, January 1, 2000 and December 26, 1998


                                  December 30,     January 1,      December 26,
                                      2000            2000             1998
                                  ------------    ------------     ------------

Net sales                           $  17,804               -                -
Cost of goods sold                     12,578               -                -
                                  ------------    ------------     ------------

  Gross profit                          5,226               -                -
                                  ------------    ------------     ------------

Operating expenses:
  Selling, marketing and
    customer service                    1,545               -                -
  Engineering, advanced design
    and product management                570               -                -
      General and administrative        5,124             347              295
                                  ------------    ------------     ------------

        Total operating expenses        7,239             347              295
                                  ------------    ------------     ------------

Operating loss                         (2,013)           (347)            (295)

Other income (expense):
  Interest expense                       (442)            (27)               -
  Unrealized loss (Note 6)             (1,000)              -                -
  Other expense                           (29)              -                -
                                  ------------    ------------     ------------

                                       (1,471)            (27)               -
                                  ------------    ------------     ------------

Loss from continuing operations             -               -                -
  before income taxes                  (3,484)           (374)            (295)
                                  ------------    ------------     ------------

Income tax benefit (Note 13)
Loss from continuing operations        (3,484)           (374)            (295)

Income (loss) on discontinued
  snowboard operations                     69             165           (7,402)
Loss on disposition of snowboard
  operations                             (269)          1,952)               -
Loss on discontinued apparel
  operations                             (112)         (3,309)          (4,939)
Loss on disposition of apparel
  operations                             (269)           (132)               -
                                  ------------    ------------     ------------

Loss from discontinued snowboard
  and apparel operations, net of
    taxes  (Notes 13 and 18)             (581)         (3,276)         (14,293)
                                  ------------    ------------     ------------

Net loss                           $   (4,065)    $    (3,650)     $   (14,588)
                                  ============    ============     ============

                                                    (Continued)

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)
                                   (Continued)

 For the Years Ended December 30, 2000, January 1, 2000 and December 26, 1998


                                          December 30,  January 1,  December 26,
                                              2000         2000         1998
                                          ------------  ----------  ------------

Net loss per common share (Note 3):
 Loss from continuing operations - basic      $ (.06)     $ (.06)     $ (.05)
 Loss from continuing operations - diluted $ (.20) $ (.06) $ (.05) Loss from discontinued operations -
  basic                                       $ (.03)     $ (.51)     $(2.31)
 Loss from discontinued operations -
  diluted                                     $ (.03)     $ (.51)     $(2.31)
 Net loss - basic                             $ (.23)     $ (.57)     $(2.36)
 Net loss - diluted                           $ (.23)     $ (.57)     $(2.36)

Weighted average number of shares
  used in computing per share amounts:
                  Basic                     17,482,583   6,377,556   6,176,556
                                          ============  ==========  ============

                  Diluted                   17,482,583   6,377,556   6,176,556
                                          ============  ==========  ============








The accompanying notes are an integral part of these financial statements.

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In Thousands, Except Share Data)

  For the Years Ended December 30, 2000, January 1, 2000 and December 26, 1998

                                                                                       Accumulated
                                                           Notes                       Other
                                       Common Stock        Receivable                  Comprehensive
                                       ------------        for Common    Accumulated   Income
                                    Shares   -   Amount    Stock         Deficit       (Loss)              Total
                                                           ----------    -----------   -------------

Balance, December 27, 1997          6,176,556   $27,116      $ (94)        $ (5,014)     $       50      $  22,058

Forgiveness of shareholder
  notes receivable                                              94                                              94

Comprehensive loss:
  Net loss                                                                  (14,588)                       (14,588)
  Change in translation
    adjustment                                                                                  (69)           (69)
                                                                                                         ----------

    Total comprehensive loss                                                                               (14,657)
                                    ---------   --------   ----------    -----------   -------------     ----------

Balance, December 26, 1998          6,176,556    27,116                     (19,602)            (19)         7,495

  Sale of stock                     3,000,000       750                                                        750

Comprehensive loss:
  Net loss                                                                   (3,650)                        (3,650)
  Change in translation
    adjustment                                                                                    8              8
                                                                                       -------------     ----------

    Total comprehensive loss                                                                                (3,642)
                                    ---------   --------   ----------    -----------   -------------     ----------

Balance, January 1, 2000            9,176,556    27,866                     (23,252)            (11)         4,603
                                    ---------   --------   ----------    -----------   -------------     ----------

Comprehensive loss:
  Net loss                                                                   (4,065)                        (4,065)
  Change in translation
    adjustment                                                                                   62             62
                                                                                       -------------     ----------

    Total comprehensive loss                                                                                (4,003)

  Stock issued for acquisition
    (Notes 2 and 11)                2,680,000     7,236                                                      7,236
  Stock issued in Private
    Placement (Note 11)             7,251,601     6,078                                                      6,078
  Common stock options exercised
    (Note 11)                          42,350        18                                                         18
  Common stock subject to put
    option (Note 8)                                (201)                                                      (201)
                                   ----------   --------   ----------    -----------   -------------     ----------

Balance, December 30, 2000         19,150,507   $40,997     $      -     $  (27,317)   $         51        $13,731
                                   ==========   ========   ==========    ===========   =============     ==========

The accompanying notes are an integral part of these financial statements.

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

  For the Years Ended December 30, 2000, January 1, 2000 and December 26, 1998

                                          December 30,  January 1,  December 26,
                                              2000         2000         1998
                                          ------------  ----------  ------------

Cash flows from operating activities:
  Net loss                                   $ (4,065)    $ (3,650)   $ (14,588)
  Adjustments to reconcile net loss to
    net cash (used in) provided by
    operating activities:
       Loss from discontinued operations          581        1,267        1,952
       Depreciation                             2,018          671        2,122
       Amortization of goodwill                   395           87           87
       Provision for uncollectible
        accounts receivable                        66            -            -
       Write-off of investment                  1,000            -            -
       Loss on impairment of assets                 -        2,659        2,745
       Loss on retirement of fixed a               33           30           89
       Deferred income taxes                        -            -          (30)
       Loss on forgiveness of shareholder
         notes receivable                           -            -           94
       Other income                               (17)           8          (69)
       Changes in operating assets and
          liabilities, net of business
          combinations:
          (Increase) decrease in:
         Accounts receivable                   (1,501)       3,339        1,215
         Inventories                              372        4,099        1,757
         Prepaid expenses                         127          469           32
         Refundable income taxes                   54          (54)         285
         Other assets                             849         (431)        (292)
         Increase (decrease) in:
         Accounts payable                      (1,597)        (257)       1,405
         Accrued liabilities                      631       (1,998)         899

                                                            (Continued)

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

 For the Years Ended December 30, 2000, January 1, 2000 and December 26, 1998

                                                December 30,   January 1,   December 26,
                                                   2000           2000         1998
                                                ------------   ----------   ------------
    Accrued loss on disposal                              3       (1,498)             -
                                                ------------   ----------   ------------

      Net cash (used in) provided
       by operating  activities                      (1,343)       4,741         (2,297)
                                                ------------   ----------   ------------

Cash flows from investing activities:
  Purchase of investment                                  -       (1,000)             -
  Acquisitions, net of cash acquired                 (4,208)           -              -
  Acquisition of property and equipment                (285)        (209)          (924)
  Proceeds from sale of equipment                         -        1,574             81
                                                ------------   ----------   ------------

      Net cash (used in) provided by
      investing activities                           (4,493)         365           (843)
                                                ------------   ----------   ------------

Cash flows from financing activities:
   Proceeds from issuance of common
     stock                                         $  6,078          750              -
   Proceeds from issuance of short-term
     notes payable                                    1,320            -              -
   Proceeds from issuance of noncurrent
     notes payable                                    2,100          675       $  2,000
   Principal payments on notes payable               (7,141)      (2,251)          (142)
   Payment of loan fees                                (223)           -              -
   Line of credit (payments) borrowings, net              -       (3,698)         1,775
                                                ------------   ----------   ------------

      Net cash provided by (used in)
       financing activities                           2,134       (4,524)         3,633
                                                ------------   ----------   ------------

Net (decrease) increase in cash and cash
   equivalents                                       (1,016)         582            493

Cash and cash equivalents at beginning
   period                                             1,930        1,348            855
                                                ------------   ----------   ------------

Cash and cash equivalents at end of period         $    914      $ 1,930       $  1,348
                                                ============   ==========   ============





   The accompanying notes are an integral part of these financial statements.

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

     Description of Business
     -----------------------

     Granite Bay Technologies, Inc. and subsidiaries (the "Company"), headquartered in Rocklin, California, was organized in October 1989 as Morrow Snowboards, Inc., and recently changed its name to Granite Bay Technologies, Inc. upon its change in state of incorporation from Oregon to California. The Company is currently engaged in the design, manufacture and worldwide distribution of liquid crystal displays (LCDs), modules, and assemblies for major original equipment manufacturers (OEMs) applications in telecommunications, automotive, industrial, medical and consumer products.

     The Company was originally organized to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States, as well as international distributors in several foreign countries, which business was conducted from organization through discontinuance of the snowboard and apparel operations in November 1999. In March 1999, the Company sold all of its "Morrow" intellectual property, along with all 1999-2000 snowboard inventories and its snowboard and binding production equipment to K2 Acquisitions Inc. ("K2"). In November 1999, a subsidiary of the Company, Westbeach Canada ULC, sold all of its "Westbeach" operations, along with all apparel inventories to Westbeach Sports, Inc., an unrelated company. The results of operations for these business segments have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations (Note 18).

     During the year ended December 30, 2000, the Company operated in the single business segment of electronic equipment and parts.

     Going Concern
     -------------

     The Company incurred net losses of $4,065,000, $3,650,000 and $14,588,000 in the fiscal years ended 2000, 1999 and 1998, respectively. Commencing in 1998, management evaluated its ability to continue under the then existing corporate structure and determined to sell the snowboard, boot and binding business. In addition, in 1999 a subsidiary of the Company sold its Westbeach operations. The results of operations for 1999 and 1998 reflect the losses incurred in connection with the discontinuance of operations, including impairment write- downs of equipment and other assets of $2,659,000 and $2,745,000, respectively (Notes 5 and 18). The Company has experienced liquidity problems as a result of recurring losses from operations.

     The Company completed several private placements of common stock during 2000 (Note 11). Consistent with management's strategic plans for the Company, the proceeds from the offerings were used to facilitate the acquisition of certain manufacturing companies. Management believes that these companies will generate sufficient net income and liquidity to sustain the Company's operations. Further, in the event of a capital shortfall, management of the Company believes that it has the ability to raise additional equity capital. However, there can be no assurances that the Company's recent acquisitions will operate profitably or that management will be successful in raising additional equity capital.

     The matters described above raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. INTERNATIONAL DISPLAYWORKS, INC.

     Acquisition
     -----------

     On January 31, 2000, the Company acquired 100% of the outstanding shares of International DisplayWorks, Inc., (IDW) a Delaware corporation, headquartered in Rocklin, California, through the issuance of 2,680,000 shares of common stock. The acquisition was accounted for using the purchase method of accounting. On February 1, 2000, IDW through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd. (IDW HK), acquired 100% of the shares of MULCD Microelectronics Company Ltd. (MULCD) and IDW Shenzhen Technology Development Company, Ltd. (IDWT). MULCD and IDWT are engaged in the manufacturing and assembly of LCDs and modules in Peoples Republic of China (PRC Companies). The PRC Companies manufacture LCDs and assemblies for the USA, Europe and Far East markets. The acquisition, which was accounted for by the purchase method of accounting, required a total payment of approximately $8,481,000. As of December 30, 2000, approximately $820,000 was due, which may be further adjusted to reflect final accounting adjustments and other items under negotiation (Note 19). Any adjustments to the final purchase price have been reflected as an adjustment to the recorded values of the assets purchased in the period in which the accounting and final settlement is made.

     In addition to the acquisition of the PRC Companies, IDW HK entered into a Supplemental Deed and Charge (Charge Agreement) among IDW and IDW HK, as Chargors, and Vikay Industrial (Hong Kong) Ltd. and Vikay Industrial, Ltd., as Chargees. Under the Charge Agreement, IDW pledged the common stock of IDW HK and the PRC Companies' assets to collateralize the deferral of the payment of the balance of the purchase price for the PRC Companies. Upon finalization of documents, these charges will be released (Note 19)

     Following the acquisition of the PRC Companies, IDW, together with IDW HK and the PRC Companies, designs, markets and produces LCDs and products incorporating LCDs, principally in Asia, the United States and Europe. Design and manufacture of such products is done at the facilities of the PRC Companies in the Peoples Republic of China, with a focus on high-volume OEMs who are leaders in their fields. Unless the context indicates otherwise, IDW means IDW, IDW HK and the PRC Companies and references to IDW or IDW's electronics business, unless the context indicates otherwise, is to the business conducted by the PRC Companies prior to their acquisition by IDW HK and by IDW and its subsidiaries thereafter. IDW HK also owns 100% of Glamorous Fortune, Inc., a British Virgin Islands Company.

     Over 90% of IDW's sales in 2000 consisted of custom display modules developed in close collaboration with its customers. Devices designed and manufactured by IDW include applications in telecommunications (cell phones and other wireless communication service), as well as in medical equipment, appliances, utility applications, automotive equipment, retail and office equipment, and consumer electronic products, including entertainment systems. Targeted areas for new applications include office equipment (copiers, facsimile machines and printers) and high resolution graphic display products for personal digital assistance and small computer and map displays. Approximately 30% of 1999 total sales were to the office machinery market (principally calculators) and approximately 20% to the telecommunications industry (principally cellular telephones) with the balance spread over a variety of products and industries. IDW currently specializes in LCD components and technology and providing design and manufacturing services for its customers. IDW currently markets its services primarily in Hong Kong and, to a lesser extent, Asia, but intends to expand sales efforts in the United States, Europe and Asia. IDW maintains design centers at its manufacturing facilities and in Singapore, a country which contains corporate headquarters or regional headquarters for many major electronics firms.

     The consolidated financial statements include accounts and transactions of IDW and the PRC Companies from January 31, 2000, the date of their acquisition.

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on the first day of each of the years ended as follows (in thousands, except weighted average shares outstanding and earnings per share):

                                                     Years Ended
                                             ----------------------------
                                              December 30,     January 1,
                                                  2000            2000
                                             -------------     ----------

     Net sales                               $     19,320      $  22,292
     Cost of goods                           $     13,789      $  19,199
     Operating expenses                      $      7,360      $   2,431
     Net loss                                $     (3,901)     $  (2,778)
     Weighted average shares outstanding       17,703,341      9,057,556
     Earnings per share                      $       (.22)     $    (.31)

     These  unaudited  pro forma  results of  operations  have been prepared for comparative  purposes  only  and do not  purport  to be  indicative  of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


3. SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries: IDW (a Delaware Corporation), Westbeach Canada ULC (a Nova Scotia unlimited liability company) and Morrow International, Inc. (a Guam foreign sales corporation). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year
     -----------

     The Company previously used a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the 2000 fiscal year ended on December 30, 2000, the 1999 fiscal year ended on January 1, 2000 and the 1998 fiscal year ended on December 26, 1998.

     Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with a maturity of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

     Financial Instruments
     ---------------------

     A financial instrument is cash or a contract that imposes or conveys a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of December 30, 2000 and January1, 2000.

     Inventories
     -----------

     Inventories for continuing operations are stated at the lower of cost or market. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead.

     Investments
     -----------

     Investments as of and January 1, 2000 consist of equity securities deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses, if applicable, reported within shareholders' equity.

     Depreciation and Amortization
     -----------------------------

     Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets, which are 10 to 35 years for buildings and improvements and 3 to 12 years for equipment, fixtures and other. Amortization of leasehold improvements and equipment under capital leases is provided using the straight-line method over the expected useful lives of the assets or the initial term of the lease (including periods related to renewal options which are expected to be exercised), whichever is shorter. Amortization of leasehold improvements is included in depreciation expense.

     Goodwill and Other Long-Lived Assets
     ------------------------------------

     Goodwill resulting from the IDW acquisition is being amortized over 15 years using the straight-line method and is recorded net of amortization of $395,000 at December 30, 2000.

     Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on non-discounted projected earnings. If the valuation indicates that non-discounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded. In 1999 and prior to the sale of Westbeach operations, the Company recorded a loss for impairment of goodwill related to Westbeach of $1,135,000 which is reflected in loss from discontinued apparel operations. Goodwill of Westbeach was previously being amortized over 15 years using the straight-line method.

     Warranty Costs
     --------------

     The Company asks that the customer report defects within fifteen days of receipt of product. All products are fully replaceable if defective. As the Company manufactures custom products to customer specifications and has not experienced significant returns, the Company does not anticipate it will incur a material amount of warranty expense.

     Advertising and Promotion Costs
     -------------------------------

     Advertising and promotion costs are expensed as incurred and included in selling, marketing and customer service expenses. Advertising expenses for the year ended December 30, 2000 were approximately $73,000. There were no advertising and promotion expenses for continuing operations in 1999 or 1998.

     Revenue Recognition
     -------------------

     The Company recognizes revenue from the sale of its products when the products are shipped to customers.

     Income Taxes
     ------------

     The Company accounts for income taxes using the liability method. The estimated future tax effects of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. Deferred tax assets are also recognized for operating losses and unused tax credits that are available to offset future taxable income. A valuation allowance is established to reduce deferred tax assets when it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. A valuation allowance for substantially all of the Company's deferred tax assets has been established due to the uncertainty of realizing these deferred tax assets.

     Stock Options and Warrants
     --------------------------

     The Company has elected to measure and record compensation costs relative to employee stock option and purchase plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and make pro forma disclosure of net income and earnings per share as if the fair value based method of valuing stock options has been applied.

     Warrants and stock options granted to third-parties for goods or services are valued using the Black-Scholes model.

     Product Development Costs
     -------------------------

     Expenditures   associated   with  the   development  of  new  products  and
     improvements to existing products are expensed as incurred. Product development costs for the year ended December 30, 2000 were approximately $314,000. There were no product development expenses for continuing operations in 1999.

     Net Loss Per Share
     ------------------

     The shares used in the calculation of net loss per share are computed as follows:

                                                       Years Ended
                                          --------------------------------------
                                          December 30,   January 1, December 26,
                                             2000         2000         1998
                                          ------------   ---------- ------------
     Shares:
       Weighted average shares out-
          standing for basic earnings
          per share                        17,482,583    6,377,556    6,176,556
       Dilutive effect of stock options
          and warrants (1)                          -            -            -
                                          ------------   ---------- ------------

       Weighted average shares out-
           standing for diluted earnings
           per share                       17,482,583    6,377,556    6,176,556
                                          ============   ========== ============

     (1) The effect of potential common securities of 1,915,509, 584,448 and 432,998 shares for 2000, 1999 and 1998, respectively, are excluded from the diluted earnings per share calculation as their effect would be antidilutive.

     Foreign Currency Translation
     ----------------------------

     The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in certain foreign countries, these fluctuations affect the Company's financial position and results of operations. All foreign assets and liabilities have been translated in the preparation of the consolidated financial statements at the exchange rates prevailing at the respective balance sheet dates, and all income statement items have been translated using the weighted average exchange rates during the respective periods. The net gain or loss resulting from translation upon consolidation of the financial statements is reported as a component of comprehensive income of each period with the accumulated foreign currency gain or loss reported as a component of the equity category for comprehensive income (loss). Some transactions of the Company and its foreign subsidiaries are made in currencies different from their own. Translation gains and losses from these transactions in foreign currencies are included in income as they occur.

     The cash flows of the Company's foreign subsidiaries are translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in assets and liabilities will not necessarily agree with the changes in the corresponding balances on the balance sheet which were translated at the exchange rate at the end of the period. The effect of exchange rate changes on foreign cash and cash equivalents is reported as a separate element of the statement of cash flows, if significant.

     Use of Estimates
     ----------------

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

4. INVENTORY

     Inventories consisted of the following (in thousands):

                                                  December 30,     January 1,
                                                      2000            2000
                                               -----------------  ------------

     Finished goods                               $      614
     Work-in-process                                     443
     Raw materials                                     1,075
     Less: reserve for obsolete inventory               (666)
                                               -----------------  ------------

     Total continuing operations
       inventories, net                           $    1,466       $
                                               =================  ============
     Total discontinued operations
       inventories, net                           $        -       $       70
                                               =================  ============

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                  December 30,     January 1,
                                                      2000            2000
                                               -----------------  ------------
     Property:
       Building and improvements                  $    2,286       $    3,300
       Plant, equipment, furniture
         and fixtures                                  5,809              500

                                                       8,095            3,800

         Less accumulated depreciation                  (904)            (739)
                                               -----------------  ------------

     Property and equipment for continuing
       operations, net                            $    7,191       $    3,061
                                               =================  ============

     Equipment, fixtures and other assets
       for discontinued operations, net           $        -       $       72
                                               =================  ============

     In December 2000, the Company sold its Salem, Oregon facility for $2,700,000 and recorded a loss on the sale of $348,565. The proceeds were used to retire the outstanding note payable (Note 8) and for working capital. The loss is included in loss on disposition of apparel operations.

     As more fully discussed in Note 1, the Company performed an evaluation of its machinery, equipment and other assets and, as a result, recognized impairment write-downs primarily related to discontinued operations of $2,659,000 and $2,745,000 in 1999 and 1998, respectively.

6. INVESTMENTS

     Investments consisted of the following (in thousands):

                                                  December 30,     January 1,
                                                      2000            2000
                                                  ------------     ----------

     Investment in Globalgate                       $       -      $1,000,000
                                                  ============     ==========

     In November and December 1999, the Company purchased $1,000,000 in preferred shares of Globalgate e-Commerce, Inc. ("Globalgate"), a company formed to build a dominant scalable e-commerce platform for merchants selling to businesses and consumers. The financial condition of Globalgate has severely deteriorated and the Company believes that their investment has little market value, if any. Accordingly, the Company has recorded a $1 million unrealized loss which is included in the loss from continuing operations for the year ended December 30, 2000 in the Company's consolidated statement of operations.

7. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                  December 30,     January 1,
                                                      2000            2000
                                                  ------------     ----------

     Accrued commissions                            $      62      $       46
     Accrued payroll and related liabilities                               27
     Accrued inventory purchases                          325             128
     Accrued warranty                                                      17
     Other                                                969             284
                                                  ------------     ----------

        Total accrued liabilities                   $   1,356      $      502

                                                  ============     ==========

8. NOTES PAYABLE

     Notes payable consisted of the following (in thousands):

                                                  December 30,     January 1,
                                                      2000            2000
                                                  ------------     ----------
     Notes payable,  interest only payments
     due in monthly  installments  of
     $4,993 at 12%  interest;  principal
     balance  due and payable in full
     December  15,  2001,  collateralized
     by all shares of the  Company's
     common stock, and the accounts receivable,
     inventory,  equipment and other tangible
     assets the Company.                            $     499

     Note payable  interest  only  payments
     due in monthly  installments  of
     $6,750  at 12%  interest;  collateralized
     by first  deed of trust on property
     held for rent; retired in 2000.                $     675

     Note payable, unsecured short-term at 6%
     interest per annum; payable on demand; due
     for purchase of the PRC Companies.                   821
                                                  ------------     ----------

                                                    $   1.320       $     675
                                                  =============    ==========

     In the quarter ended December 30, 2000, the Company issued approximately $499,000 of collateralized notes payable due December 15, 2001 to a key employee, board members and other individual investors. The related parties received warrants to purchase 99,861 shares of the Company's common stock at $.75 per share. The proceeds were used for general working capital.

     Put Option
     ----------

     In connection with a private sale of 133,333 shares of common stock for $201,000 during the quarter ended September 30, 2000, the Company entered into an agreement with a shareholder where the shareholder has the right to require the Company, beginning August 24, 2001, and continuing thereafter for a period of thirty days, to redeem all or a stated portion of the shares of common stock issued to the shareholder at a redemption price of $2.25 per share (put option). The amount related to the Company's $300,000 potential repurchase obligation has been reclassified from shareholders' equity to put options.

9. CAPITAL LEASE OBLIGATIONS

     Substantially all of the Company's capital lease obligations were related to the discontinued snowboard operations. K2 assumed the snowboard-related obligations during the purchase that occurred on March 26, 1999.

10. COMMITMENTS AND CONTINGENCIES

     Commitments
     -----------

         The Company is obligated under a single operating lease for office space at $8,817 per month plus the cost of common area maintenance, commencing March 1, 2000 for thirty-two months, and then for $9,259 per month through April 2005.

     Legal Matters
     -------------

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liabililty with respect to such actions, will not materially affect the financial position or results of the operaitons of the Company.

     11. SHAREHOLDERS' EQUITY

     Changes in Securities
     ---------------------

     On January 31, 2000, the Company, pursuant to a Securities Purchase Agreement, exchanged 2,680,000 shares of its no par value common stock (the "common stock") for all the outstanding securities and rights to acquire securities of IDW, a Delaware corporation with offices and headquarters in Rocklin, California. Following such share exchange, IDW became a wholly-owned subsidiary of the Company. Shares were exchanged in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to accredited investors and/or private/limited offerings under state securities laws. The Board set the exchange ratio based on its evaluation of the value of IDW and the then market price for the Company's common stock and other factors.

     Also, in January 2000, the Company, in a private placement ("Private Offering"), sold 5,800,000 shares of common stock at $.75 per share. Shares were sold to "accredited" investors in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The Board set the offering price on the then market price for the Company's common stock and other factors.

     The Company engaged Capitol Bay Securities, Inc. (CBS) as the placement agent for the Private Offering. As placement agent, the Company paid CBS sales commissions of $435,000 and an expense allowance of $14,000, equal to an aggregate of 12% of the proceeds raised, and issued warrants to acquire 580,000 shares of the Company's common stock at an exercise price of $.75 per share. CBS is a wholly owned subsidiary of Capitol Bay Group, Inc. which is wholly owned by a director of the Company.

     In June 2000, the Company, in a private placement, sold 334,000 shares of common stock at $1.50 per share to a single accredited investor in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The Board set the offering price on the then market price of the Company's common stock and other factors.

     In August 2000, the Company, in another private placement, sold 134,000 shares of common stock at $1.50 per share to a single accredited investor in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The Board set the offering price on the then market price of the Company's common stock and other factors.

     In the third and fourth quarters of 2000, the Company, in another private placement, sold 983,601 shares of common stock in the aggregate at $1.50 per share to accredited investors in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The Board set the offering price on the then market price of the Company's common stock and other factors.

     Stock Option Plans
     ------------------

     The Company has a stock option plan (the "Plan") for selected executives, employees and directors for which 1,102,500 shares of common stock have been reserved for issuance under the Plan. The Plan permits the granting of options for terms not to exceed ten years from the date of grant. The options generally vest ratably over a four-year period and are exercisable subject to terms established in the Plan document. The exercise price of the options granted under the Plan must be equal to or greater than the fair market value of the shares on the date of grant for incentive stock options and not less than 85 percent of the fair market value for nonqualified stock options. The exercise price of the options granted by the Company has generally been equal to or greater than fair market value at the date of grant. Fair market value for periods prior to the Company's initial public offering were determined by the Board of Directors without an independent valuation.

     In September 2000, the Company established the Granite Bay Technologies 2000 Equity Incentive Plan for certain key employees of the Company. The plan also permits the grant of stock options, restricted stock awards, stock appreciation rights, stock units and other stock grants to certain persons with a relationship with the Company, including agents, consultants, advisors, independent contractors, sales representatives, distributors, principals and retail distribution outlets for the Company's products. The plan provides for up to 882,000 shares of stock that are authorized for issue. The price of each share of stock covered by an option shall not be less than 100% of the fair value of the Company's common stock on the date of grant. Each option certificate shall have an exercise period of 6 months to ten years.

     In October 1999, the Board of Directors adopted the Morrow Snowboards, Inc. 1999 Stock Option Plan for non-employee directors. This plan provides for the issuance of up to 300,000 shares of the Company's common stock to existing directors and in the case of extra services or duties, past directors. Unless otherwise provided in the option grant, the options vest over the year following the date of grant and expire after the later of five years after the date of grant or five years after termination as a director.

     A summary of the activity within the plans follows:

                                                 Weighted
                                                 Average
                                    Number       Exercise    Aggregate
                                    of Shares    Price       Price
                                   ----------    --------    -----------

     Options outstanding at
         December 27, 1997           544,424     $  4.68     $2,548,000

         Options granted             116,250        1.33        154,600
         Options lapsed/canceled    (261,676)       4.57     (1,194,600)
                                   ----------    --------    -----------

     Options outstanding at
         December 26, 1998           398,998        3.78      1,508,000

         Options granted             280,000         .25         70,000
         Options lapsed/canceled    (128,550)       4.41       (566,819)
                                   ----------    --------    -----------

     Options outstanding at
         January 1, 2000             550,448        1.84      1,011,181

         Options exercised           (42,350)        .43        (18,401)
         Options granted             858,500        1.64      1,409,230
         Options lapsed/canceled    (231,250)       3.69       (852,501)
                                   ----------    --------    -----------

     Options outstanding at
         December 30, 2000         1,135,348     $  1.34     $1,549,510
                                   ==========    ========    ===========

     The following table summarizes information about stock options outstanding at December 30, 2000:

     Total options exercisable at December 30, 2000, January 1, 2000 and December 26, 1998 were 665,707, 538,882 and 275,648, respectively, at weighted average exercise price per share of $.79, $1.87 and $4.38, respectively.

                       Number of      Weighted     Weighted    Number of      Weighted
        Range of       Shares Out-    Average      Average     Shares Exer-   Average
        Exercise       standing at    Remaining    Exercise    cisable at     Exercise
        Prices         December 31,   Contractual  Price       December 31,   Price
        Per Share      2000           Life (Years) per Share   2000           per Share
     --------------    ------------   ------------ ---------   ------------   ---------

     $ .01 - $ 5.00    1,095,348           5.01    $  1.19        665,707       $  .79
     $5.01 - $10.00       40,000           4.65       6.20
     --------------    ------------   ------------ ---------   ------------   ---------

     Total/average     1,135,348           5.00    $   .79        665,707       $  .79
                       ============   ============ =========   ============   =========


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

     Pro forma Results of Operations
     -------------------------------

     The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2000, 1999 and 1998 using the Black-Scholes option pricing model, and the following weighted average assumptions for grants for the years ended:

                                December 30,  January 1,  December 26,
                                    2000         2000        1998
                                ------------  ----------  ------------
     Risk-free interest rate        6.0%         5.7%          5.3%
     Expected dividend yield        0.0%         0.0%          0.0%
     Expected lives (years)         5            6             6
     Expected volatility           90.0%        53.8%         99.1%

     Statement of Financial Accounting Standards No. 123
     ---------------------------------------------------

     Using the Black-Scholes methodology, the total value of options granted during 2000, 1999 and 1998 was $777,374, $34,000 and $114,000,
     respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value per share of options granted during 2000, 1999 and 1998 was $.91, $.14, $.98, respectively.

     Had the measurement provisions of SFAS No. 123 been adopted, results of operations computed on a pro forma basis would have been as follows (in thousands, except per share information):


                                                     Years Ended
                           -----------------------------------------------------------------
                           December 30, 2000     January 1, 2000       December 26, 1998
                           ------------------    ------------------    ---------------------
                              As        Pro         As       Pro          As          Pro
                           Reported    Forma     Reported   Forma      Reported      Forma

     Net loss              $(4,065)  $(4,726)    $(3,650)  $(3,893)    $(14,588)  $ (14,898)
     Net loss per share:
         Basic             $  (.23)  $  (.27)    $  (.57)  $  (.61)    $  (2.36)  $   (2.41)
         Diluted           $  (.23)  $  (.57)    $  (.61)  $ (2.36)    $  (2.41)  $   (2.41)


     The effects of applying the measurement provision of SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

     Stock Warrants
     --------------

     The Company, from time to time, has issued stock warrants as payment for fees, interest and services rendered. At December 30, 2000, January 1, 2000 and December 26, 1998, the Company had outstanding warrants to purchase 780,161, 34,300 and 34,300 shares of common stock, respectively. The warrants are exercisable at a weighted average price per share of $.87. In 2000, 1999 and 1998, no warrants to purchase common stock were exercised. During 2000, 745,861 warrants were granted and none lapsed. During 1999 and 1998, no warrants were granted or lapsed.

12. RELATED PARTY TRANSACTIONS

     Related party transactions not previously disclosed in other sections of this report include the following:

     A member of the Company's Board of Directors was issued 20,000 warrants to purchase the Company's common stock at an exercise price of $.85 per share as compensation for assisting in the sale of the Salem, Oregon building during 2000. Another director was issued 21,000 warrants at an exercise price of $1.50 per share as a fee for personally guaranteeing the debt refinancing project on the Salem, Oregon building.

     During 1999 and 1998, the Company purchased certain manufacturing tooling and supplies from Morrow Aircraft Corporation (MAC) a company owned by certain shareholders, including a shareholder who is also a Company Director. The Company recorded $72,000 of manufacturing expenses in 1998 and capitalized $47,000 and $245,000 for tooling related to these transactions in 1999 and 1998, respectively. All such purchases were related to the discontinued snowboard operations. The Company believes that the agreement with MAC was made on terms comparable to those in the market place.

     Capital Bay Management, Inc. (CBM) purchased 3,000,000 shares of the Company during 1999. Subsequent to the purchase of the stock, one of the owners of CBM became a director of the Company.

13. INCOME TAXES

     The provisions for income taxes consist of taxes currently due plus deferred taxes for the net change in items with different bases for financial and income tax reporting purposes. The items with different bases are primarily fixed assets, allowance for doubtful accounts, accrued liabilities for discontinued operations, employee vacation, and inventory and warranty reserves. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled, using enacted marginal income tax rates in effect when the differences are expected to reverse. Deferred tax assets are recognized for operating losses and tax credits that are available to offset future federal income taxes. Net deferred taxes consist of the following tax effects relating to temporary differences and carryforwards (in thousands):

                                                 December 30,      January 1,
                                                     2000             2000
                                               --------------     ------------
     Deferred tax assets:
         Accrued expenses and reserves             $    105         $    494
         Depreciation                                                    145
         Net operating loss and tax credit
             carryforwards                           10,970            8,827
                                               --------------     ------------

                Deferred tax assets before
                valuation allowance                  11,075            9,466

              Valuation allowance                   (11,067)          (9,466)
                                               --------------     ------------

                Total deferred tax assets                 8

         Deferred tax liabilities:
             Depreciation and amortization               (8)
                                               --------------     ------------

             Net deferred tax assets               $      -         $      -
                                               ==============     ============


     At December 30, 2000 and January 1, 2000, the Company had an estimated federal net operating loss carryforward of approximately $28,128,000 and $22,636,000, respectively, expiring through 2020. Due to the discontinuation of its snowboard and apparel operations (Note 18) and the purchase of IDW and the PRC Companies (Note 2), the Company does not meet the continuity of operations requirement of Internal Revenue Code Section
     382. Accordingly, approximately $22,636,000 in net operating losses will not be available to offset future Federal income taxes, if any. For the years ended December 30, 2000 and January 1, 2000, the Company increased its valuation allowance by $1,601,000 and $1,337,000, respectively. A valuation allowance has been established due to the uncertainty of realizing deferred tax assets.

     The components of income tax (benefit) expense for both continuing and discontinued operations are as follows (in thousands):


                                                         Years Ended
                                           ---------------------------------------
                                           December 30,   January 1,  December 26,
                                               2000          2000         1998
                                           ------------   ----------  ------------

     (Benefit) expense for income taxes:
        Current:
            Federal
            Foreign                                                     $     30
                                           ------------   ----------  ------------

                     Total                                                    30
                                           ------------   ----------  ------------

                Deferred                     $  (1,601)     $(1,337)      (5,171)
                Valuation allowance              1,601        1,337        5,141
                                           ------------   ----------  ------------

     Total benefit for income taxes          $       -      $     -      $     -
                                           ============   ==========  ============

       Tax (benefit) expense recorded in:
            Continued operations             $       -      $     -      $     -
            Discontinued operations          $       -      $     -      $     -


     A reconciliation of the income tax at the federal statutory income tax rate to the income tax benefit as reported is as follows:

                                                        Years Ended
                                         ---------------------------------------
                                         December 30,   January 1,  December 26,
                                             2000          2000         1998
                                         ------------   ----------  ------------

     Benefit computed at statutory rates    (34.0)%       (34.0)%       (34.0)%
     State taxes, net of federal benefit     (4.4)         (4.4)         (4.4)
     Change in valuation allowance           38.4          38.4          35.2
     Other                                                                3.2
                                         ------------   ----------  ------------

              Income tax benefit as
                reported                        - %           - %           - %
                                         ============   ==========  ============


14. CASH FLOW DISCLOSURES

     Supplemental cash flow disclosures are as follows (in thousands):

                                                    Years Ended
                                      ---------------------------------------
                                      December 30,   January 1,  December 26,
                                            2000        2000         1998
                                      ------------   ----------  ------------

     Supplemental disclosure:
         Cash paid for interest         $   442        $   100      $   483
         Cash paid for income taxes                                 $    54
     Noncash investing transactions:
         Assets acquired under capital
               lease                    $ 4,272


     In 2000, IDW HK purchased all of the outstanding securities of MULCD and IDWT for cash. In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

     Fair value of assets acquired                           $ 12,017
     Liabilities  assumed                                      (2,213)
     Deposit paid in 1999 by IDW HK                            (1,000)
     Payment due to complete acquisition (Note 2)              (4,532)
     Less: cash acquired                                          (64)
                                                             ----------
     Cash paid to acquire PRC Companies                      $  4,208
                                                             ==========

15. CONCENTRATIONS

     Credit Risks
     ------------

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments, short-term investments and trade receivables. The Company places its temporary cash investments and short-term investments with high quality financial institutions.

     Major Customer
     --------------

     Sales to one customer for the year ended December 30, 2000 accounted for approximately 28% of total sales.

16. EMPLOYEE SAVINGS PLAN

     The Company created an employee savings plan (the 'Plan") on July 1, 1996, under the provisions of Section 401(k) of the Internal Revenue Code. The plan covered substantially all full-time employees. The Company's matching contributions took two forms; a basic matching contribution of 30 percent of employee contributions, and a discretionary supplemental matching contribution based upon parameters set by management on an annual basis.

     The Company terminated the Plan in December 2000. Participants are fully vested in their 401(k) contributions and matching contribution accounts. Company matching contributions in 1999 and 1998 were $11,372 and $27,000, respectively.

17. SEGMENT AND GEOGRAPHIC INFORMATION

     Under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), public companies are required to disclose certain information about the enterprise's reportable segments. The Company's subsidiaries produce only displays or display modules for end products of original equipment manufacturers. However, the Company has two major geographic territories where it sells and distributes essentially the same products. The geographic territories are the United States and Asia. The following represents continuing operations geographical data for the year ended December 30, 2000 (in thousands).

                                               Year Ended December 30, 2000
                                         ---------------------------------------

                                           Asia           USA           Total
                                          -------        ------        -------
     Revenue form external customers      $10,479        $7,325        $17,804
     Cash                                 $   795        $  119        $   914
     Fixed assets, net of accumulated
          depreciation                    $ 6,998        $  193        $ 7,191
     Total assets                         $11,116        $7,757        $18,873


18. DISCONTINUED OPERATIONS

     On March 26, 1999, the Company sold all of its right, title and interest in and to the "Morrow" and "Morrow Snowboards" names and the other trademarks, trade names and service marks to K2 Acquisitions, Inc. (K2). In addition, K2 purchased all of the machinery, equipment and tooling used for manufacture of snowboards and bindings; rights to the machinery, equipment and tooling that is leased by the Company; all of the Company's snowboard inventory for the 1999/2000 season; purchase orders reflecting sales orders received and accepted by the Company prior to the date of sale; trademark licensing agreement and international distribution agreement and all of the Company's rights, claims, credits, causes of action or rights of set-off against third parties relating to the assets. In consideration of the sale, conveyance, assignment, transfer and delivery of the assets, the Company received $3.2 million.

     In October 1999, Westbeach's Bellevue, Washington retail store lease, inventory and trade fixtures were sold for approximately $196,000. Payment included the assumption of accounts payable related to that store's inventory, assumption of the retail store lease (including a release of Westbeach) and approximately $48,000 in cash, based on subsequent sales, payable in interest-free installments on January 5, 2000 and December 30, 2000.

     On November 12, 1999, Westbeach sold substantially all its assets, including its remaining two retail stores in Vancouver and Whistler, British Columbia, and its apparel line, together with the Westbeach trademarks, to Westbeach Sports, Inc., a British Columbia corporation, not affiliated with either the Company or Westbeach. The assets were sold for

     $2,680,000 pursuant to an Asset Purchase Agreement that contained certain representations and warranties by Westbeach to the buyer and indemnification of the Buyer by Westbeach in certain events for certain liabilities or any inaccuracies in such representations and warranties. The sales price was subject to adjustment based on final inventory and accounts receivable verifications. A $100,000 holdback to fund certain adjustments has since been refunded to the Company.

     As a result of these transactions, the following net book values of assets purchased and liabilities assumed at January 1, 2000 and December 26, 1998 have been shown as net current and non-current assets of discontinued operations in the Consolidated Balance Sheet (in thousands):


                                              December 30,      January 1,
                                                  2000             2000
                                              ------------      ----------

     Accounts receivable, net                   $     24          $  1,504
     Inventory                                                          70
     Other assets                                                      758
                                              ------------      ----------

        Net current assets of
          discontinued operations                     24             2,332
                                              ------------      ----------

     Equipment, fixtures, and other
       assets (net of accumulated
       depreciation and allowance
       for write-downs of $218                                          72
                                              ------------      ----------

        Net non-current assets of
          discontinued operations                                       72
                                              ------------      ----------

     Total net assets of discontinued
            operations                          $     24          $  2,404
                                              ------------      ----------

     Operating results of the snowboard and apparel operations for 2000, 1999 and 1998 are shown separately in the consolidated statement of operations as loss from discontinued operations, net of taxes. The net loss on the sale of the snowboard operations has been reflected in the 1998 consolidated statement of operations as loss from discontinued snowboard operations, as has the accrued operating loss of the snowboard segment for the period from year-end to the date of sale. The net loss on the sale of the apparel operations has been reflected in the 1999 consolidated statement of operations as loss from discontinued apparel operations, as has the accrued operating loss of the apparel segment for the period from year-end to the date of sale. The discontinued snowboard operating results include an allocation of consolidated net interest expense based on net assets. The allocated net interest expense was $96,000 and $483,000 in 1999 and 1998, respectively. Sales from discontinued snowboard operations of $86,000 and $15,991,000 in 1999 and 1998, respectively, were excluded from revenues and included in loss from discontinued snowboard and apparel operations. The net interest expense allocated for discontinued apparel operations was $27,000 in 1999. Sales from discontinued apparel operations of $9,022,000 in 1999 were excluded from revenues and included in loss from discontinued snowboard and apparel operations. The consolidated statement of cash flows has not been restated to reflect the discontinued operations presentation.

19. SUBSEQUENT EVENTS

     Credit Facility
     ---------------

     On March 23, 2001, IDW executed a one year $3,000,000 credit facility from BFI Business Finance, under which the Company can borrow up to 80% of the value of its U.S. accounts receivable. The facility bears interest at 3% above the prime rate of Comerica Bank of California and is collateralized by the assets of IDW and the receivables of IDW HK. On April 4, 2001, the Company drew $634,000 on this credit facility.

     Subordinated Debt
     -----------------

     Granite Bay Technologies recorded a total of $600,000 in new debt, which is subordinated to the BFI credit facility and is collateralized by the assets of IDW and its subsidiaries. The debt bears interest at 12.68% per annum and is due in installments starting in October 2001 and ending April 2002.

     Final Settlement with Judicial Managers
     ---------------------------------------

     On April 11, 2001, IDW completed a settlement with the Judicial Managers of Vikay Industrial Ltd. for all remaining amounts owing under the Sales and Purchase Agreement (Note 2) and the Supplemental Deed and Charge, thereby finalizing all matters relating to the acquisition on February 1, 2000 of MULCD Microelectronics Company Ltd. and Vikay Shenzhen Technology Development Company Ltd. The final amount paid under the terms of the settlement was $820,948. This amount has been included in Short Term Notes payable at December 30, 2000 (Note 8).

                              SUPPLEMENTAL SCHEDULE


                       SUPPLEMENTARY INFORMATION REQUIRED

                        UNDER THE SECURITIES AND EXCHANGE

                                   ACT OF 1934

                    AS OF DECEMBER 30, 2000, JANUARY 1, 2000
      AND DECEMBER 26, 1998GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                              SUPPLEMENTAL SCHEDULE

                        VALUATION AND QUALIFYING ACCOUNTS


                As of and for the years ended December 30, 2000,
                      January 1, 2000 and December 26, 1998


The following schedule has not been restated to conform to discontinued operations presentation:

                             Balance at  Charged to                  Balance
                             Beginning   Costs and                   at End
Description                  of Period   Expenses    Deductions *    of Period
-------------------------    ---------   --------    ------------    ---------
December 26, 1998

Allowances deducted from
asset accounts:
  Allowance for doubtful
  accounts                   $   659     $   550       $   (143)      $ 1,066
  Obsolete inventory
  allowance                  $   535     $ 2,806       $   (549)      $ 2,792

January 1, 2000

Allowances deducted from
asset accounts:
  Allowance for doubtful
  accounts                   $ 1,066         220       $   (280)      $ 1,006
  Obsolete inventory
  allowance                  $ 2,792     $(2,750)      $     42

December 30, 2000

Allowances deducted from
asset accounts:
  Allowance for doubtful
  accounts                   $ 1,006     $             $              $ 1,006
  Obsolete inventory
  allowance                  $    42     $             $              $    42


*  Balances written off, net of recoveries

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     On January 14, 2000, and as previously reported in our Annual Report on Form 10-K for the year ended January 1, 2000, Arthur Andersen, LLP ("Arthur Andersen") resigned as outside auditors for the Company. The Company's Board of Directors accepted Arthur Andersen's resignation and appointed the accounting firm of Perry-Smith LLP ("Perry-Smith") of Sacramento, California, as the Company's new outside auditors and the shareholders ratified the appointment at the Annual Shareholders' Meeting held on September 28, 2000. Based on a review of several accounting firms, the Board selected Perry-Smith which has both public company and international auditing experience.

     Arthur Andersen included a "going concern" qualification in its audit report on the financial statements for the Company's two fiscal years ended December 27, 1997 and December 26, 1998, but did not in either of the financial statements include an adverse opinion or a disclaimer of opinion or a qualification or modification as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and any subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between the Company and the former auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former auditors, would have caused Arthur Andersen to make a reference to the subject matter of the disagreement in connection with its audit reports in such financial statements. Prior to Arthur Andersen's resignation, Arthur Andersen did not express a difference of opinion regarding any events listed in Item 304(a)(2)(v)(A) through (D) of Regulation S-K. Arthur Andersen sent a letter evidencing no objection to the Company's responses to the SEC.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors
---------

     On October 24, 2000, the Company  increased the size of its Board from five
(5) to seven (7) directors and two new directors were added to the Board. Below is information on the current directors of the Company:

     Stephen C. Kircher, age 47, has served as Chairman of the Board of Directors of the Company since February 2000 and as a director since October 1999. He has served as a director of International Display Works, Inc. since its formation in June 1999. Since 1993, he has served as Chairman and is majority owner of Capitol Bay Group, Inc. (holding company), and as Chairman of Capitol Bay Securities, Inc. (securities and investment banking) and Capitol Bay Management, Inc. (investment company). Both Capitol Bay Securities, Inc. and Capitol Bay Management, Inc. are wholly-owned subsidiaries of Capitol Bay Group, Inc. He was a founding Director of Burlingame Bancorp and served on its Board from 1984 to 1991. Prior to 1993, Mr. Kircher formed and managed Spinner Corporation, which engaged in leveraged buyouts of troubled companies. Mr. Kircher has extensive experience as a principal in equity private placements, sale and leaseback financing, multiple forms of debt financing and initial public offerings. Mr. Kircher began his career with Dean Witter in 1975 before joining Bateman, Eichler, Hill & Richards, a regional investment-banking firm in 1978. Mr. Kircher has a BA degree from the University of California, San Diego.

     William H. Hedden, age 46, has served as President and Chief Executive Officer of Consolidated Adjusting, Inc. (construction insurance adjusting) since 1992. From 1985 to 1992, Mr. Hedden served as Director of Burlingame Bancorp and its subsidiary, Burlingame Bank & Trust Co. In 1984, Mr. Hedden served as
Chairman of the Board of Bayhill Service Corporation, a mortgage banking subsidiary of Delta Federal Savings & Loan. From 1983 to 1987, Mr. Hedden served as Chairman of the Board and majority shareholder of Delta Federal Savings & Loan. Mr. Hedden has a Juris Doctor degree from Hastings College of the Law, San Francisco in 1979 and a BA degree from Stanford University, Palo Alto in 1975. He has been a director of the Company since October 1999.

     Thomas J. Manz, age 50, has served as a Director of the Company since October 1999. Mr. Manz has been Owner, Director or Managing Member of various businesses, primarily involved with real estate development and financial services, over the last twenty years. Mr. Manz has been involved in the construction and development of millions of square feet of real estate, property management and sales. He also served as an operating officer and founding Director of M. L. Oates Insurance Co., which was sold in 1993; Director of United Way of Sacramento from 1989 to 1992; a founding Director of Roseville First National Bank from 1990 and Chairman of the Board from 1993 to 2000 until the Bank merged with Western Sierra Bancorp. Mr. Manz has continued as a Director of Western Sierra Bancorp and is currently the Co-Chairman; he was a founding Director of Pacific Coast Banker's Bank since 1995 and has been the Vice-Chairman since 1999. Mr. Manz received a Bachelor of Science degree from Iowa State University.

     Anthony G. Genovese, 58, has been a Director of Granite Bay since September 2000. He is presently the Chairman and Chief Technology Officer of IDW since October 2000. He founded IDW in June 1999 to purchase the shares of MULCD and Vikay Industrial (Shenzhen) Limited ("IDWT"). IDW operated MULCD and IDWT under a management contract with Vikay Industrial (Singapore) Limited ("Vikay"), MULCD's and IDWT's parent company, from August 1, 1999. From 1997 to 1999, Mr. Genovese was President, joint member of the Office of the Chief Executive and Director of Vikay. Vikay entered Judicial Management, a form of bankruptcy proceeding in Singapore, in December 1997. The Judicial Managers of Vikay selected Mr. Genovese for this position. In 1986, Mr. Genovese founded VGI, Inc, a joint venture company with Vikay to market Vikay LCD's and to help Vikay enter the LCD module business in the United States. He introduced custom products to major companies such as ADEMCO, GE, Honeywell, Schlumberger, AT&T, Milton Bradley, Lifescan and White-Rogers. In 1992, VGI became a subsidiary of Vikay and was renamed Vikay America, Inc. Mr. Genovese continued as President and CEO of Vikay America from 1992 to 1997. Prior to Vikay, Mr. Genovese was a technologist and Marketing Executive for PCI Displays (1977 to1986), and founded the LCD operations at Beckman Instruments (1972 to1976) and Rockwell
International (1966 to 1969). Mr. Genovese received a BS in Physics from Manhattan College in 1964, an MS in Physics & Mathematics from NYU & Courant
Institute of Mathematical Sciences in 1966 and attended USC for 18 graduate credits towards a Master Degree in Systems Management in 1975 and 1976.

     P. Blair Mullin, 47, is the President, Chief Financial Officer and Secretary of Granite Bay and has served as a Director of Granite Bay since October 1998. Mr. Mullin has served as Granite Bay's President since May 1998 and as Chief Financial Officer since Granite Bay's acquisition of Westbeach Snowboard Canada Ltd. ("Westbeach") in November 1997. Mr. Mullin served as Chairman of the Board of Granite Bay from April 1999 to February 2000. He has been Director of IDW since February 2000 and was appointed the Chief Operating Officer of IDW in October, 2000. In addition, he served as Treasurer and Secretary of Granite Bay since January 1998. Mr. Mullin was the President and Chief Executive Officer of Westbeach from July 1995 to November 1997 and the Chief Executive Officer of Westbeach Canada, ULC, from May 1998 to present. Mr. Mullin was responsible for the sale of the snowboard manufacturing assets and the snowboard apparel trademarks in 1999. From 1992 to 1995, Mr. Mullin was a private business consultant, serving companies in distress situations. Mr. Mullin received an MBA from the University of Western Ontario in 1982 and a Bachelor of Arts degree in Economics from Wilfrid Laurier University in 1975.

     Timothy B. Nyman, 50, has served as a Director of Granite Bay Technologies since October 2000. Mr. Nyman is the Vice President of Operations for the Western United States at GTECH Corporation, the world's largest supplier of online lottery systems and services. In 1979, Mr. Nyman went to work with the predecessor company of GTECH Corporation, which was the gaming division of Datatrol, Inc. In his twenty-one years with GTECH and its predecessors, Mr.
Nyman has performed in various operations and marketing functions. He has directed a full range of corporate marketing activities and participated in the planning and installation of new online lottery systems domestically and internationally. Mr. Nyman received a Bachelor of Science degree with majors in Marketing, Accounting and Finance from Michigan State University in 1973.

     Ronald A. Cohan, 59, has served as a Director of Granite Bay Technologies since October 2000. Since 1995, Mr. Cohan has served as a consultant to High Integrity Systems, Inc., a subsidiary of Equifax, Inc. Mr. Cohan joined the law office of Pettit & Martin as an Associate in 1968 and was admitted as a Partner in 1972. He opened the Los Angeles office of Pettit & Martin in October of 1972 and was Partner In Charge until March of 1983. Mr. Cohan left Pettit & Martin in February of 1992 and became Principal of his own law firm. Mr. Cohan has specialized in government procurement matters for various institutional clients such as Honeywell, 3M, Mitsui, Sentax and Equifax. Mr. Cohan received a Bachelor of Arts degree from Occidental College in 1963 and a Juris Doctor degree from the University of California, Berkeley (BOALT Hall) Law School in 1966.

Executive Officers and Significant Employees

     Set forth below is information on the executive officers of the Company:

Name                   Age   Position
----                   ---   --------
Stephen C. Kircher(1)  47    Chairman of the Board
P. Blair Mullin(1)     47    President, Chief Financial Officer, Treasurer and
                             Secretary and Chief Operating Officer of IDW

--------------

(1) For information regarding Messrs. Kircher and Mullin, see "Item 10. Directors," above.

Key Employees of the Company's Subsidiary - International DisplayWorks ("IDW")

     Anthony G. Genovese (see "Item 10. Directors" above.)

     Alan Lefko, Chief Financial Officer, joined IDW in February 2000. From July 1999 to January 2000, Mr. Lefko was the Chief Financial Officer of The Original Bungee Company ("Bungee") in Oxnard, California, a manufacturer and distributer of stretch cord and webbing products. Mr. Lefko was responsible for the reorganization of Bungee's financing structure, establishment of an asset based lending program and implementation of cost accounting systems and controls. From 1989 to 1999, Mr. Lefko served as Chief Financial Officer and Controller of Micrologic, a manufacturer and distributor of Global Positioning Systems and Vikay America, Inc., a subsidiary of Vikay Industrial (Singapore) Limited, based in Chatsworth, California. Mr. Lefko has a BA degree in Business Administration and Accounting from California State University, Northridge, California.

     Philip Gregory, Vice President, Manufacturing, joined IDW in November, 1999. Mr. Gregory has over 30 years' experience in the electronics industry in areas of product and process development, equipment design, equipment maintenance, installation and automation, in both high and low volume, manufacturing environments. From 1996 to 1999, Mr. Gregory served as a manufacturing consultant to Three-Five Systems, Micro Display Corp., Accudyne and Villa Precision International. From 1994 to 1995, he was Product Development Manager for Villa Precision International, responsible for product development, customer process improvements and sales support. Mr. Gregory experience also includes CEO of Dove Communications, General Manager of the telecom division of Elteck, VP of Operations for PCI, Operations Manager of National Semi-conductor, and various positions with Texas Instruments. Mr. Gregory attended North Texas State University, majoring in business.

Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than ten percent (10%) of the Company's Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and ten percent (10%) shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended December 30, 2000, all of its executive officers, directors and ten percent (10%) shareholders complied with all applicable Section 16(a) filing requirements, except the initial filings for Messrs. Cohan and Nyman. These reports were delayed due to confusion during the holidays. These reports have been filed.

Item 11. Executive Compensation

                              Compensation Summary

     The following table summarizes all compensation earned by or paid to our President and Chief Financial Officer and the former Chief Executive Officer. No other executive officer's total annual compensation for services rendered in all capacities for 1998 and 1999 and 2000 exceeded $100,000.


                                                                      Summary Compensation Table
                                                                      --------------------------
                                                         Annual Salary                             Long-Term Compensation
                                          --------------------------------------------  --------------------------------------------
                                                                                              Securities
Name and                                                                                      Underlying             Other
Principal Position                             Year           $             Bonus            Options (#)          Compensation
------------------                             ----           -             -----            -----------          ------------

P. Blair Mullin(1)                             2000        $124,224          --                 80,000                --
Chairman of the Board                          1999        $121,774          --                 70,000               117(3)
President, Chief Financial Officer, and        1998        $118,218          --                 --(2)               2,402(4)
Secretary and Chief Operating Officer of
IDW
Anthony Genovese,                              2000        $200,833          --                260,000              9,000(5)
                                               1999          --              --                  --                   --
                                               1998          --              --                  --                   --
Phil Gregory                                   2000        $114,583          --                 60,000              5,000(6)
                                               1999          --              --                  --                   --
                                               1998          --              --                  --                   --

Alan Lefko                                     2000        $109,375          --                 50,000             $13,250(7)
                                                              --               --                   --                    --
                                                              --               --                   --                    --
Ben Tang                                       2000        $169,233          --                 25,000             $19,694(8)
                                               1999          --              --                  --                   --
                                               1998          --              --                  --                   --

--------------------------

(1) Blair Mullin was appointed President of the Company effective May 18, 1998. He is also serving as Chief Financial Officer and Secretary/Treasurer of the Company and served as Chairman of the Board from April 1, 1999 to February 2000.
(2)  50,000 options granted in 1998 were cancelled.
     Represents medical insurance reimbursement
(4)  Represents reimbursement of moving expenses.
     Represents vehicle allowance.
     Represents moving allowance.
     Represents $8,000 moving allowance and $5,250 vehicle allowance. Represents vehicle allowance.

Option Grants in 2000
---------------------

     The following table provides information relating to stock options granted during the year ended December 30, 2000.

                                                               Individual Grants
                                                                                                 Potential Realizable Value
                                                                                                   at Assumed Annual Rates
                                              Percent of Total                                          of Stock Price
                     Number of Securities    Options Granted to    Exercise                              Appreciation
                          Underlying              Employees          Price       Expiration            For Option Terms
                                                                                                       ----------------
        Name          Options Granted (#)      In Fiscal Year      Per Share        Date             5%               10%
        ----          -------------------      --------------      ---------       ------         --------        ---------
P. Blair Mullin             70,000                  12.66            $  .75        1/7/10         $ 33,017         $ 83,671
                            10,000                   1.81            $  .75      12/15/05         $  2,072         $  4,579
Anthony Genovese           250,000                  45.21            $ 1.70       8/25/05         $117,420         $259,467
                            10,000                   1.81            $  .75      12/15/05         $  2,072         $  4,579
Phil Gregory                50,000                   9.04            $ 1.70       8/25/05         $ 23,484         $ 51,893
                            10,000                   1.81            $  .75      12/15/05         $  2,072         $  4,579
Alan Lefko                  50,000                   9.04            $ 1.70       8/25/05         $ 23,484         $ 51,893
Ben Tang                    25,000                   4.52            $ 1.70       8/25/05         $ 11,742         $ 25,947


     The exercise price of each option was equal to the fair market value of our Common Stock on the date of the grant. Percentages shown under "Percent of Total Options Granted to Employees in the Last Fiscal Year" are based on an aggregate of 553,000 options granted to our employees under the 1998 Stock Option Plan, 2000 Equity Incentive Plan and outside of this plan during the year ended December 30, 2000.

     Potential realizable value is based on the assumption that our Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the five-year term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

     o Multiplying the number of shares of Common Stock subject to a given option by the exercise price;

     o Assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire five-year term of the option; and

     o    Subtracting from that result the aggregate option exercise price.

                          Fiscal Year End Option Values

     The following table sets forth for each of the executive officers named in the Summary Compensation Table the number and value of exercisable and unexercisable options for the year ended December 30, 2000.

                                                                       Number of Securities
                                                                       Underlying Unsecured                Value of Unexercised
                               Shares                                         Options                      In-The-Money Options
                             Acquired on          Value                At December 30, 2000                at December 30, 2000
                                                             ------------------------------------    -------------------------------
Name                        Exercise (#)       Realized ($)       Exercisable       Unexercisable    Exercisable       Unexercisable
----                        ------------       ------------       -----------       -------------    -----------       -------------
                                  -                 -               150,000                -            24,500                -
P. Blair Mullin
Anthony Genovese                  -                 -                93,166             175,000            -                  -
Phil Gregory                      -                 -                30,000              30,000            -                  -
Alan Lefko                        -                 -                25,000              25,000            -                  -
Ben Tang                          -                 -                12,500              12,500            -                  -



     Amounts shown under the column "Value of Unexercised In-The-Money Options at December 30, 2000," represent the difference between the fair market value of the shares of Common Stock underlying the options at December 29, 2000, $0.60 per share (the closing price on the first day of trading of 2000, as reported by the Pinksheets) less the corresponding exercise price of such options.

Performance Measurement Comparison

[Please   update  to   December   30,  2000  and  change  name  to  Granite  Bay
Technologies.]

              COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT*

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

     The Company's compensation programs are implemented by the Compensation Committee of the Board of Directors ("Board"). Such programs consist of base salary, annual incentives and long-term incentives. Executive officers who are also directors do not participate in decisions affecting their own compensation.

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

Annual Incentives

     On an annual  basis,  the  Compensation  Committee  considers  the grant of annual incentive bonuses to each executive officer. Incentive bonuses are discretionary and are determined subjectively, with the Compensation Committee taking into consideration the individual's performance, contribution and accomplishments during the past fiscal year and the Company's financial performance. Neither the decision to award a bonus, nor the specific size of the incentive bonus, is based on any specific measure of corporate performance. In fiscal 2000, no incentive bonuses were awarded to any executive officer.

Stock Incentive Compensation

     The Board believes that stock ownership by executive officers and key employees provides valuable incentives for those persons to benefit as the Company's Common Stock price increases, and that stock option-based incentive compensation arrangements help align the interests of executives, employees and shareholders. To facilitate these objectives, the Board has granted stock options to executives and key employees through the Company's Employee Equity Incentive Plan (formerly, the 1990 Amended and Restated Stock Option Plan) (the "Plan"), approved by the shareholders in 1991. The Plan was amended by the Board in 1995 to increase the number of shares available under the Plan to 1,102,500, which amendment was approved by the Company's shareholders. The Plan was again amended by the Board in 1997 to change the name of the Plan, add certain additional types of equity grants, provide for acceleration of vesting on certain changes in control or sale of substantially all the Company's assets and a number of immaterial changes to update, modernize and reorganize the Plan, which amendment was also approved by the Company's shareholders. This Plan has now expired.

     Effective October 12, 1999, the Board adopted the 1999 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Plan provides for the issuance of up to 300,000 shares of the Company's Common Stock (as presently constituted) to existing directors and, in the case of extra service or duties, to prior directors. Options may be awarded in such amounts, at such times, at such exercise prices and on such other terms as the Board determines, subject to any limitations in the Plan. Unless otherwise designated, options vest uniformly over the year following the date of grant. The options, subject to earlier termination under the Plan or option grant, expire after the later of (i) five years after the date of grant or (ii) five years after termination as a director. In 2000, the Board issued fully-vested options for 180,000 shares to 6 persons who were directors over the past year, all at an exercise price of $.75 per share.

     Effective September 28, 2000, the Board and the shareholders of the Company approved the 2000 Employee Equity Incentive Plan ("Equity Incentive Plan"). A total of 882,800 shares of Common Stock were reserved for issuance under the Equity Incentive Plan. The purpose of the Equity Incentive Plan to attract and retain the services of key employees, directors, officers and consultants and to help such individuals realize a direct proprietary interest in the Company. A total of 882,800 shares of Common Stock were reserved for issuance under the Equity Incentive Plan. In 2000, the Board issued options to purchase 553,000 shares at exercise prices ranging from $.75 to $1.70.

     In determining the number of options granted to executive officers and key employees, the Board considered the person's opportunity to affect the share price of the Company's Common Stock, the level of the person's performance based on past performance, future contribution to the Company and the anticipated incentive effect of the number of options granted.

     The Board believes that the policies and plans described above provide competitive levels of compensation and effectively link executives and shareholder interests. Moreover, the Board believes such policies and plans are consistent with the long-term investment objectives appropriate to the business in which the Company is engaged.

                    Respectfully  Submitted,

                    Compensation Committee of Granite Bay Technologies, Inc.

                    Stephen C. Kircher
                    William H. Hedden
                    Thomas J. Manz
                    Ronald Cohan
                    Timothy Nyman

Compensation of Directors

     Board members are currently not compensated for participation in Board meetings. This policy may change in the future. All directors are reimbursed for expenses incurred in attending Board and committee meetings. Additionally, the Board may grant stock options to its members for service as directors. During the fiscal year ended December 30, 2000, non-employee directors were granted options to purchase 180,000 shares at an exercise price of $0.75 vesting immediately. All options were granted at an exercise price equal to or greater than the fair market value. Mr. Manz was granted warrants to purchase 20,000 shares of Common Stock of the Company at $0.75 per share for his extraordinary efforts in selling the Salem, Oregon building.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of April 10, 2001, with respect to the beneficial ownership of our Common Stock for (i) each director, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Common Stock.

     Unless  otherwise  indicated,  the address for each listed  shareholder is:
Granite Bay Technologies, Inc., 599 Menlo Drive, Suite 200, Rocklin, California 95765. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock indicated.

                                      Number of
Name of Beneficial Owner               Shares(1)            Percent(2)
                                    ------------            ----------
Stephen C. Kircher                  2,675,861(3)              13.67%
William H. Hedden                      65,000(4)                  *%
P. Blair Mullin                       159,797(5)                  *%
Anthony Genovese                    1,405,000(6)               7.31%
Thomas Manz                           279,000(7)               1.45%
Ronald Cohan                          154,000(8)                  *%
Timothy Nyman                         336,664(9)               1.76%
All directors and
executive officers
as a group (six persons)            5,075,322(10)             25.38%


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

(2) Based on 19,150,507shares of the Company's Common Stock outstanding at December 30, 2000, plus that number of shares subject to options exercisable within 60 days of April 10, 2001, owned by each individual or group of individuals.

(3) Includes 2,000,000 shares, options to purchase 85,000 shares and warrants to purchase 335,861 shares in Mr. Kircher's name; 35,000 shares held by Capital Bay Securities, Inc. ("CBS"), 220,000 shares held by Eureka Capital Corporation Ltd. held for the benefit of CBS. CBS is a wholly owned subsidiary of Capital Bay Group ("CBG") and Mr. Kircher is a majority shareholder in CBG.

(4) Includes 65,000 shares subject to options exercisable within 60 days after April 10, 2001.

(5) Includes 9,797 shares and 150,000 shares subject to options exercisable within 60 days after April 10, 2001.

(6) Includes 670,000 shares held in joint tenancy with Mr. Genovese's wife, Sharon Genovese, 670,000 shares held by an individual retirement account for Anthony Genovese by Delaware trust and 35,000 shares subject to options and 30,000 shares subject to warrants exercisable within 60 days after April 10, 2001.

(7) Includes 174,000 shares and 65,000 shares subject to options exercisable within 60 days after December 30, 2000 and 40,000 shares subject to warrants exercisable within 60 days after April 10, 2001.

(8) Includes 134,000 shares and options to purchase 20,000 shares exercisable within 60 days after April 10, 2001.

(9) Includes 316,664 shares and options to purchase 20,000 shares exercisable within 60 days after April 10, 2001.

(10) Includes 4,229,461 shares, options to purchase 440,000 shares and warrants to purchase 405,861 shares exercisable within 60 days after April 10, 2001.

Item 13.  Certain Relationships and Related Transactions

     The Company engaged Capitol Bay Securities, Inc. ("CBS") as the placement agent for a private placement on January 31, 2000. As placement agent, CBS received sales commissions of $435,000 and an expense allowance of $87,000, equal to 12% of the proceeds raised, and received warrants to acquire 580,000 of the Company's Common Stock at an exercise price of $.75 per share. CBS is a wholly-owned subsidiary of Capitol Bay Group, Inc. ("CBG") and CBG is wholly-owned by Stephen Kircher, a director of the Company.

     On August 1, 2000, Mr. Kircher and his wife personally guaranteed the $2.1 million re-finance of the Company's Oregon property. The board granted Mr. and Mrs. Kircher warrants to purchase 21,000 shares at $1.50 per share expiring August 10, 2005 for their efforts in re-financing the Oregon Property and exposure assumed through the guarantee.

     On September 8, 2000, the Company loaned Thomas Lauer, $150,000 pursuant to a promissory note to purchase 100,000 shares of Common Stock of the Company. Mr. Lauer was the Vice President of Sales & Marketing of IDW at the time of the loan. Mr. Lauer is no longer employed by the Company. The shares and note were cancelled.

     On December 22, 2000, the Company closed a unit offering consisting of debt instruments and warrants to purchase shares of Common Stock of the Company equal 20% of the investment amount. Under the debt instruments, the Company will pay interest only payments each month at a rate of 12.68 percent per year with the total amount borrowed due on December 30, 2001. The Company's net proceeds from the offering were $499,303. Mr. Kircher, the Company's Chairman of the Board, invested $99,303. Directors, Messrs. Manz and Genovese invested $100,000 and $150,000, respectively.

     Subsequent to the year end, on February 23, 2000, Mr. and Mrs. Cohan, one of the Company's Directors and his wife, loaned the Company $200,000 pursuant to a secured promissory note. Under the secured promissory note, the total amount borrowed together with an interest payment at a rate of 12.68 percent per year is due on April 2, 2001. As security for the loan, the Company pledged the shares of Common Stock of IDW and Mr. and Mrs. Kircher, the Company's Chairman and his wife, guaranteed the debt.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

     1.   Financial Statements (see Item 8.)

          o    Report of Independent Public Accountants (Perry-Smith LLP)

          o    Consolidated  Balance  Sheets - December  30, 2000 and January 1,
               2000

          o Consolidated Statements of Operations - Years Ended December 30, 2000, January 1, 2000 and December 16, 1998

          o Consolidated Statements of Shareholders' Equity - Years Ended December 30, 2000, January 1, 2000 and December 26, 1998

          o Consolidated Statements of Cash Flows - Years Ended December 30, 2000, January 1, 2000 and December 26, 1998

          o    Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          o Schedule II - Valuation and Qualifying Accounts (accounts not required or not material have been omitted)

     3.   Exhibits

          See  Exhibit Index.

     (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         Date of Report     Item Reported
         ----------------   -------------

         November 6, 2000   Reincorporation into California effected by a merger
                            of Morrow Snowboards, Inc. dba Granite Bay
                            Technologies, an Oregon corporation into Granite Bay
                            Technologies, Inc, a California corporation

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-8 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rocklin, State of California, on April 16, 2001.

                                    GRANITE BAY TECHNOLOGIES, INC.,
                                    a California corporation


Dated:   April 13, 2001    By:      /s/ P. BLAIR MULLIN
        ----------------            --------------------------------------------
                                    P. Blair Mullin, President and Chief
                                    Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated.

                                    GRANITE BAY TECHNOLOGIES, INC.,
                                    a California corporation


Dated:   April 13, 2001    By:      /s/ P. BLAIR MULLIN
        ----------------            --------------------------------------------
                                    P. Blair Mullin, President and Chief
                                    Financial Officer (Principal Executive and
                                    Chief Financial Officer)


Dated:   April 13, 2001    By:      /s/ STEPHEN C. KIRCHER
        ----------------            --------------------------------------------
                                    Stephen C. Kircher, Chairman of the Board


Dated:   April 13, 2001    By:      /s/ THOMAS J. MANZ
        ----------------            --------------------------------------------
                                    Thomas J. Manz, Director


Dated:   April 13, 2001    By:      /s/ RONALD A. COHAN
        ---------------             --------------------------------------------
                                    Ronald A. Cohan, Director


Dated:   April 13, 2001    By:      /s/ TIM NYMAN
        ----------------            --------------------------------------------
                                    Tim Nyman, Director


Dated:   April 13, 2001    By:      /s/ WILLIAM H. HEDDEN
        ----------------            --------------------------------------------
                                    William H. Hedden, Director


Dated:   April 13, 2001    By:      /s/ ANTHONY G. GENOVESE
        ----------------            --------------------------------------------
                                    Anthony G. Genovese, Director

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           --------------------------

                                    EXHIBITS

                                 Filed with the

                                ANNUAL REPORT ON

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

                         GRANITE BAY TECHNOLOGIES, INC.

                                                            EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

2.1 Agreement and Plan of Merger merging Morrow Snowboards, Inc. into Granite Bay Technologies, Inc. (1)

3.1   Articles of Incorporation (1)

3.2   Bylaws [Note: The Bylaws need to be attached as an exhibit.]

4 Registration Rights Agreement dated April 20, 1994 among the Registrant and the investors named therein (2)

4.2 Securities Purchase Agreement dated October31, 1997 among the Registrant, Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and

      the security holders of Westbeach Snowboard Canada Ltd. listed therein (5)

10.1 Lease and Option Agreement among PR Investors Limited Liability Company, the Registrant, Ray E. Morrow, Jr. and Sharon Morrow dated July 25, 1994, as amended by Amendment to Lease and Option Agreement dated August 1, 1995
      (2)

10.2  Forms of Warrant (2)

10.3 Employment Agreement between Ray E. Morrow, Jr. and the Registrant dated April 20, 1994, as amended (2-3)

10.4 Noncompete Agreement between Ray E. Morrow, Jr. and Nicollett Limited Partners Partnership dated April 20, 1994 (2)

10.5 Assignment Agreement by and among the Registrant, Nicollett Limited Partners, James V. Zaccaro, Gregory M. Eide, Dennis R. Shelton and Erik J. Krieger dated December 19, 1995 (4)

10.6 Morrow Snowboards, Inc. Employee Equity Incentive Plan as amended and restated February 13, 1997 (3)

10.7  Form of Nonqualified Stock Option Agreement (2-3)

10.8  Form of Incentive Stock Option Agreement (2-3)

10.9 Manufacturing Agreement between the Registrant and Plasticos Duramas, S.A., dated July 20, 1995 (2)

10.10 Form of Sales Representative Agreement (2)

10.11 Letter Agreements between the Registrant and Pacific Crest Securities Inc. dated February 22, 1994, January 27, 1995, August 4, 1995 and October 4, 1995 (2)

10.12 Form of Indemnification Agreement (2-3)

10.13 Stock Option Plan for Non-Employee Directors (2-3)

10.14 Purchase and Sales Agreement dated February 29, 1996 (4)

10.15 Securities Purchase Agreement dated October 31, 1997 among the Registrant, Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and the Security holders of Westbeach Snowboard Canada Ltd. listed therein (5)

10.16 Loan and Security Agreement dated as of May 7, 1998 among the Registrant and Westbeach Snowboard U.S. A., Inc., as Borrower, and Foothill Capital Corporation as Lender (as assigned to Capitol Bay Management, Inc.) (8)

10.17 Guarantee and Postponement of Claim by Morrow Westbeach Canada ULC in favor of Foothill Capital Corporation dated as of May 7, 1998 (as assigned to Capitol Bay Management, Inc.) (18)

10.18 Intellectual Property and Security Agreement dated as of May 7, 1998, between Morrow Snowboards, Inc. and Foothill Capital Corporation (as assigned to Capitol Bay Management, Inc.)(18)

10.19 General Security Agreement dated as of May 7, 1998, between Morrow Westbeach Canada ULC and Foothill Capital Corporation (as assigned to Capitol Bay Management, Inc.)(18)

10.20 Security Agreement-Stock Pledge dated as of May 7, 1998, between Morrow Snowboards, Inc. and Foothill Capital Corporation (as assigned to Capitol Management, Inc.)(18)

10.21 Assignment and Acknowledgment Agreement dated May 7, 1999, between Capitol Bay Management, Inc. and Foothill Capital Corporation, the Registrant and Westbeach Snowboard U.S.A. Inc.(18)

10.22 Apparel Design and Manufacturing Agreement dated December 31, 1996, between the Registrant and Marmot Mountain Ltd. (6)

10.23 "Terms of Instrument - Part 2", dated April 1, 1994, as amended by "Terms of Instrument - Part 2", Modification Agreement, dated October 17, 1997, between Westbeach Snowboard Canada Ltd. (now Morrow Westbeach Canada ULC) and Western IMMO Holdings Inc. (7)

10.24 International Distribution Agreement dated as of January 1, 1998, between the Registrant and K.K. Morrow Japan (7)

10.25 Acquisition Agreement dated as of March 26, 1999, by and between K2 Acquisitions, Inc. and the Registrant (9)

10.26 Memorandum of Understanding between Capitol Bay Management, Inc. and the Company (10)

10.27 Payment Agreement effective June 17, 1999 among Morrow Snowboards, Inc., certain Petitioning Creditors named therein and Robert K. Morrow, Inc., a Disbursing Agent for the Petitioning Creditors (11)

10.28 Promissory Note dated August 25, 1999, given by Morrow Snowboards, Inc. to Dennis and Carol Pekkola (12)

10.29 Trust Deed dated August 25, 1999, given by Morrow Snowboards, Inc. to Robert Smejkel, as Trustee, with Dennis and Carol Pekkola as beneficiaries
      (12).

10.30 Subordination Agreement dated August 25, 1999, among Morrow Snowboards, Inc., Robert K. Morrow, as Escrow Agent for certain creditors of the Company and the Pekkolas (12)

10.31 Morrow Snowboards, Inc. 1999 Stock Option Plan for Non-Employee  Directors
      (13)

10.32 Asset Purchase Agreement dated as of November 12, 1999, among Westbeach Canada ULC and Westbeach Sports Inc. (14)

10.33 General Assignment dated as of November 12, 1999, among Westbeach Canada ULC and Westbeach Sports Inc.(14)

10.34 Assignment of Lease and Consent among Westbeach Canada ULC, Westbeach Sports Inc. and Western Immo Holdings, Inc. dated as of November 12, 1999
      (14)

10.35 Assignment of Lease and Consent among Westbeach Canada ULC, Westbeach Sports Inc. and Welf Arne Von Dehn dated as of November 12, 1999 (14)

10.36 Bill of Sale between Westbeach Canada ULC and Westbeach Sports Inc. dated as of November 12, 1999 (14)

10.37 Letter from Arthur Andersen, LLP dated January 24, 2000 (15)

10.38 Placement Agent   Agreement   dated  January  13,  2000,   between  Morrow
      Snowboards, Inc. and Capitol Bay Securities, Inc (16)

10.39 Securities Purchase Agreement effective as of January 31, 2000, among Morrow Snowboards, Inc. and the Sellers (17).

10.40 Sale and Purchase Agreement  February 1, 2000 among Vikay Industrial (Hong
      Kong) Ltd. And International DisplayWorks, Inc. (18)

10.41 Supplemental Deed and Charge dated February 1, 2000, between International DisplayWorks (Hong Kong) Ltd. And International DisplayWorks, Inc., as Chargors, and Vikay Industrial Ltd. (in Judicial Management) and Vikay Industrial (Hong Kong) Ltd. as Chargees (17)

21    Subsidiaries of the Registrant

27    Financial Data Schedule


(1) Incorporated herein by reference from the Company's Current Report on Form 8-K dated November 6, 2000 (File No. 0-753683.
(2) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 33-97800).
(3)  Management contract or compensatory plan or arrangement.
(4) Incorporated herein by reference from the Company's 1995 Annual Report on Form 10-K (File No. 0-27002).
(5) Incorporated by reference from the Company's Current Report on Form 8-K dated October 31, 1997 (File No. 0-27002).
(6) Incorporated by reference from the Company's Current Report on Form 8-K dated November 11,1997 (File No. 0-27002).
(7) Incorporated by reference from the Company's 1997 Annual Report on Form 10-K (File No. 0-27002).
(8) Incorporated by reference from the Company's Current Report on Form 8-K dated May 8, 1998 (File No. 0-27002).
(9) Incorporated by reference from the Company's Current Report on Form 8-K dated March 26, 1999 (File No. 0-27002).
(10) Incorporated by reference from the Company's Current Report on Form 8-K dated April 27, 1999 (File No. 0-27002).
(11) Incorporated by reference from the Company's Current Report on Form 8-K dated June 28, 1999 (File No. 0-27002).
(121)Incorporated by reference from the Company's Current Report on Form 8-K dated August 25, 1999 (File No. 0-27002).
(13) Incorporated by reference from the Company's Current Report on Form 8-K dated September 30, 1999 (File No. 0-27002).
(14) Incorporated by reference from the Company's Current Report on Form 8-K dated November 12, 1999 (File No. 0-27002).
(15) Incorporated by reference from the Company's Current Report on Form 8-K dated January 14, 2000 (File No. 0-27002).
(16) Incorporated by reference from the Company's Current Report on Form 8-K dated January 31, 2000 (File No. 0-27002).
(17) Incorporated by reference from the Company's Current Report on Form 8-K dated January 31, 2000 (File No. 0-27002).
(18) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 1, 2000 (File No.0-27002).