Form 10-Q/A
period 2000-04-01
MORROW SNOWBOARDS INC
filed 2001-04-24
CIK 866415

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                  FORM 10-Q\A-1

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                         Commission File Number 0-27002

         ---------------------------------------------------------------
                             MORROW SNOWBOARDS, INC.
             (Exact name of Registrant as specified in its charter)

            Oregon                                       93-1011046
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         ---------------------------------------------------------------
                           599 Menlo Drive, Suite 200
                            Rocklin, California 95765
                    (Address of principal executive offices)

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

                             MORROW SNOWBOARDS, INC.
                                      INDEX


Part I. Financial Information

     Item 1. Financial  Statements                                            3

          Consolidated Balance Sheets                                         4

          Consolidated Statements of Operations                               5

          Consolidated Statement of Shareholders' Equity                      6

          Consolidated Statements of Cash Flow                                7

          Notes to Consolidated Financial Statements                          8

     Item 2.  Management's  Discussion  & Analysis of  Financial
              Condition  and Results of Operations                           19


Part II. Other Information

     Item 1. Legal Proceedings                                               25

     Item 2. Changes in Securities                                           25

     Item 3. Defaults upon Senior Securities                                 26

     Item 4. Submission of Matters to a Vote of Security Holders             26

     Item 5. Other Information                                               26

     Item 6. Exhibits and Reports on Form 8-K                                26


Signatures                                                                   27

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                             MORROW SNOWBOARDS, INC.

                              For the Quarter Ended

                                  April 1, 2000

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          dba GRANITE BAY TECHNOLOGIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                      -------------------    -------------------
                                           April 1,              January 1,
                                             2000                   2000
                ASSETS                (Restated Note 9)
               ------                -------------------    -------------------
Current assets:
  Cash and cash equivalents                $       598           $      1,930
  Short Term Investments                             -                      -
  Accounts receivable,
    less allowance for
    uncollectible accounts                       4,036                      -

  Receivable - private placement                    64                      -

  Inventories                                    2,296                      -

  Prepaid expense                                  126                    127

  Refundable income taxes                           54                    127

  Refundable VAT taxes                              30                      -

  Net current assets of
    discontinued operations                        190                  2,332

 Other current assets                                -                      -
                                      -------------------    -------------------
    Total current assets                         7,394                  4,443
                                      -------------------    -------------------
Property and equipment, at cost                 10,180                  3,061

Other assets

  Investments                                    1,000                  1,000

  Goodwill, net                                  6,402                      -

  Net non-current assets of
    discontinued operations                          7                     72

  Other assets, net                                110                      -
                                      -------------------    -------------------
    Total Other Assets                           7,519                  1,072
                                      -------------------    -------------------
    Total Assets                           $    25,093           $      8,576
                                      ===================    ===================

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:

  Accounts payable                         $     4,627           $      2,796

  Accrued liabilities                              424                    502

  Notes payable, short term                      4,532                      -

  Current portion of long
    term debt                                      675                    675

                                      -------------------    -------------------
    Total Current Liabilities                   10,258                  3,973
                                      -------------------    -------------------
Shareholders' Equity

  Preferred stock, no par,
    10,000,000 shares authorized
    no shares issued or outstanding                  -                      -

  Common stock, no par, 20,000,000
    shares authorized, 17,666,506,
    and 9,176,556 shares issued
    and outstanding                             38,957                 27,866

  Accumulated deficit                          (24,124)               (23,252)

  Cumulative Translation Adjustment                  2                    (11)
                                      -------------------    -------------------
    Total Shareholders' Equity                  14,835                   4,603
                                      -------------------    -------------------
    Total Liabilities and
      Shareholders' Equity                 $    25,093           $       8,576
                                      ===================    ===================

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          dba GRANITE BAY TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                               For the Quarter Ended
                                    --------------------   --------------------
                                          April 1,               March 27,
                                            2000                   1999
                                     (Restated Note 9)
                                    --------------------   --------------------
Net sales                                  $      2,583             $        -
Cost of goods sold                                1,875                      -
                                    --------------------   --------------------
  Gross profit                                      708                      -
                                    --------------------   --------------------
Operating expenses:
  Selling, marketing &
    customer service                                119                      -
  General and administrative                      1,085                     87
                                    --------------------   --------------------
    Total operating expenses                      1,204                     87
                                    --------------------   --------------------
Operating loss                                     (496)                   (87)
Other income (expense):
  Interest expense                                  (27)                     -
  Other income (expense)                              8                      -
                                    --------------------   --------------------
    Total other income (expense)                    (19)                     -
                                    --------------------   --------------------
Loss from continuing operations                    (515)                   (87)
Income tax benefit (expense)                          -                      -
                                    --------------------   --------------------
Loss from continuing operations,
  net of taxes                                     (515)                   (87)
                                    --------------------   --------------------
Income (loss) on discontinued
  snowboard operations                               (4)                   150
Loss on discontinued apparel
  operations                                       (353)                (1,362)
                                    --------------------   ---------------------
Loss from discontinued snowboard
  and apparel Operations, net
  of taxes                                         (357)                (1,212)
                                    --------------------   --------------------
Net loss                                   $       (872)            $   (1,299)
                                    ====================   ====================

Net loss per common share:
  Loss from continuing operations
    - basic                                $      (0.03)          $      (0.01)

  Loss from continuing operations
    - diluted                              $      (0.03)          $      (0.01)

  Loss from discontinued operations
    - basic                                $      (0.02)          $      (0.20)

  Loss from discontinued operations
    - diluted                              $      (0.02)          $      (0.20)

  Net loss - basic                         $      (0.06)          $      (0.21)

  Net loss - diluted                       $      (0.06)          $      (0.21)

Weighted average number of shares
 used in computing per share amounts:

    Basic                                    14,836,523              6,176,556
                                    ====================   ====================
    Diluted                                  14,836,523              6,176,556
                                    ====================   ====================


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

                                                                                                          Cumulative

                                               Common Stock           Warrants       Notes   Accumulated  Translation
                                      ---------------------------
                                             Shares       Amount   Outstanding  Receivable       Deficit  Adjustment        Total
                                      --------------    ---------
                                                                                               (Restated                 (Restated
                                                                                                 Note 9)                   Note 9)
                                      --------------------------------------------------------------------------------------------
Balance, Balance, January 1, 2000          9,176,556     $27,866                             $  (23,252)    $    (11)    $  4,603

  Stock issued for acquisition             2,680,000       7,236                                                            7,236

  Stock issued in private placement        5,800,000       3,850                                                            3,850

  Common stock options exercised               9,950           5                                                                5

  Repurchase of common stock                                                                                                    -

  Net loss                                                                                         (872)                     (872)

  Translation adjustment                                                                                          13           13
                                                                                                                       -----------

  Total Comprehensive Loss                                                                                                   (859)
                                      --------------------------------------------------------------------------------------------
Balance, Balance, April 1, 2000           17,666,506     $38,957       $     -    $      -   $  (24,123)    $      2     $ 14,835
                                      ============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          dba GRANITE BAY TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                        Year to Date
                                             -----------------------------------
                                                  April 1,           March 27,
                                                    2000               1999
                                             (Restated Note 9)
                                             -----------------------------------
Cash flows from operating
activities:
  Net loss                                          $  (872)         $  (1,299)
  Adjustments to reconcile
  net loss to net cash
  used in operating activities:
    Depreciation and amortization                       536                477
    Loss on retirement of fixed assets                   33                  -
    Loss on sale of Westbeach                           112                  -
    Other                                                 -                  3
    Changes in operating assets and
    liabilities
     (Increase) decrease in accounts
      receivable                                       (139)             3,353
     (Increase) decrease in inventories                (458)             2,909
     (Increase) decrease in prepaid
      expenses                                           84                157
     (Increase) decrease in refundable
      income taxes                                       (6)                 -
     (Increase) decrease in other assets                597                850
      Increase (decrease) in accounts
      payable                                          (334)               122
      Increase (decrease) in accrued
      liabilities                                      (385)              (849)
      Increase (decrease) in accrued
      loss on disposal                                    -             (1,498)
                                             ----------------    ---------------
    Net cash provided by/(used in)
    operating activities                               (832)             4,225
                                             ----------------    ---------------

Cash flows from investing activities:
  Investment in IDWT/MULCD                           (4,272)                 -
  Loan to IDW                                             -                  -
  Acquisition of property and equipment                (147)              (115)
  Proceeds from sale of equipment                         -                470
                                             ----------------    ---------------
    Net cash provided by/(used in)
    investing activities                             (4,419)               355
                                             ----------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of common stock              3,855                  -
  Principal payments on long-term
  liabilities                                             -             (1,501)
  Line of credit borrowings, net                          -             (3,698)
                                             ----------------    ---------------
    Net cash provided by/(used in)
    financing activities                              3,855             (5,199)
                                             ----------------    ---------------
Decrease in cash and cash equivalents                (1,396)              (619)
Cash and cash equivalents at beginning
  of period                                           1,994              1,348
                                             ----------------    ---------------
Cash and cash equivalents at end of
period                                              $   598           $    729
                                             ================    ===============
Supplemental disclosures:
   Cash paid for interest                           $    20           $     17
                                             ================    ===============

   Acquisition of PRC Companies
     Fair value of assets assumed                   $ 12,017
     Liabilities assumed                              (2,213)
     Deposit paid in 1999 by IDW HK                   (1,000)
     Payment due to complete acquisition
     (Note 4)                                         (4,532)
                                             ------------------
     Cash paid to acquire PRC Companies             $  4,272
                                             ==================

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

     Goodwill and Other Long Lived Assets

     Goodwill resulting from the IDW acquisition is being amortized over 15 years using the straight-line method and is net of amortization of $72,000 at April 1, 2000. Goodwill and other long- lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on non-discounted projected earnings. If the valuation indicates that non-discounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded.

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

     Net Loss Per Share

     The shares used in the calculation of net loss per share are computed as follows:

                                                    Three Months Ended
                                                    ------------------

   Shares                                     April 1, 2000       March 27, 1999
   ------                                     -------------       --------------
                                                (Restated)
                                                         -                    -

    Weighted average shares outstanding         14,836,523            6,176,556

    Stock option and convertible
    debenture dilution (1)                               -                    -
                                              ----------------------------------
    Weighted average shares outstanding
    for diluted EPS                             14,836,523            6,176,556
                                              ----------------------------------

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

3. INVENTORIES

     Inventories  consisted  of  the  following:

                                                    April  1,        Jan  1,
                                                      2000             2000
                                                   (Restated)
                                                ---------------  ---------------
                                                         (in thousands)
     Finished goods                                   $  523           $   -
     Work-in-process                                     664               -
     Raw  materials                                    1,109               -
     Goods  in  transit                                    -               -
                                                ---------------  ---------------

     Less reserve for obsolete  inventory                  -               -
     Total continuing operations
       inventories, net                               $2,296           $   -
                                                ===============  ===============
     Total discontinued operations
       inventories, net                               $   --           $  70
                                                ===============  ===============

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

                                 Three Months Ended April 1, 2000 (Restated)
                                          USA           Asia           Totals
                                 ------------- -------------- ----------------
Revenues:
Liquid crystal displays              $   492        $   593         $  1,085
Modules                                  680            818            1,498
                                 ------------- -------------- ----------------
Total revenues                         1,172          1,411            2,583

Segment operating profit/(loss)          111           (299)            (188)
Interest expense                           -              -                -
Depreciation and amortization              2            419              421
Segment continuing operation
  assets                               1,748         12,249           13,997
Segment asset expenditures
  for continuing operations               93             27              120

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

     Summarized unaudited 1999 and 2000 pro forma results of continuing operations, which includes the PRC Companies, assuming the IDW acquisition took place on January 1 of each year, are as follows:


                                       Quarters Ended
                                  April 1,          March 27,
                                   2000              1999
                                (Restated)        (Restated)
                                       (in thousands)
                            ----------------    ---------------
Net sales                     $      4,099        $     5,573
Cost of goods sold                   3,086              4,800
Operating expenses                   1,322                599
Net loss                              (705)            (1,106)

Weighted average
 shares outstanding             15,729,856          8,856,556

Net loss per share:
   Basic                            $(0.04)            $(0.12)
   Diluted                          $(0.04)            $(0.12)



8. SUBSEQUENT EVENTS

     The Company is seeking to refinance its Salem, Oregon facility for $1.5 to $2.0 million and to raise, through a private placement of its Common Stock, a minimum of $3.0 to $4.0 million.

9. RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to issuance of the financial statements for the quarter ended April 1, 2000, the Company determined that adjustments were necessary because (1) inventory was understated by $481,000 as the result of the method used in elimination of intercompany profit on sales for which the products were held in inventory by the acquiring member of the consolidated group and (2) weighted average shares used in computing earnings per share were overstated by 2,829,983 shares. The effect of the adjustments for these items on the financial statements as of and for the quarter ended April 1, 2000 was a decrease of net loss and of accumulated deficit by $481,000. The effect on earnings per share of the restatement of earnings and of weighted average shares outstanding was:

     Weighted average common shares outstanding 14,836,523 (as restated):

          Earnings per share:                  As previously
                                               Reported         As Restated
                                               -------------    -----------
          Loss from continuing operations:
             Basic                              $(0.08)           $(0.03)
                                                =======           =======

             Diluted                            $(0.08)           $(0.03)
                                                =======           =======
          Loss from discontinued operations:
             Basic                              $(0.08)           $(0.02)
                                                =======           =======

             Diluted                            $(0.08)           $(0.02)
                                                =======           =======
          Net loss:
             Basic                              $(0.08)           $(0.06)
                                                =======           =======

             Diluted                            $(0.08)           $(0.06)
                                                =======           =======

     Also, disclosures in Note 7 as to pro forma results of continuing operations assuming the IDW acquisition took place on the first day of each, the current and previous fiscal year ends have been revised to reflect more accurate information the Company obtained. Other more current information relating to the Company is reflected in the Company's current reports filed after the quarterly report for the quarter ended April 1, 2000.

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

     o Granite Bay's and IDW's ability to raise sufficient working capital to fund IDW's operations and growth;

     o Over the long run, Granite Bay's ability to raise additional capital for IDW to buy equipment and expand plant facilities to expand into higher margin products;

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

     Gross Profit. Gross profit for continuing operations in the first three months of 2000 was $708,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through April 1, 2000. All prior year sales and cost of sales are a part of the Company's discontinued operations and therefore no gross profit is reflected in this comparison.

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

     Other Income / Expense. Other income was $8,000 for the first three months of 2000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through April 1, 2000. This relates to $11,000 in interest income and $3,000 in other expense for IDW.

     Net Loss. Net loss for continuing operations for the first three months of 2000 was $515,000, of which $244,000 represents net loss from continuing operations of IDW from the acquisition date of January 31, 2000, through April 1, 2000, while $271,000 represents net loss from continuing operations for ongoing corporate administration of the Company.

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

     Net cash used in operating activities for the first quarter of 2000 was $832,000, resulting primarily from the net loss of $872,000. There was a decrease in other assets of $597,000 mainly attributable to the reduction of amounts owed from Westbeach Sports, Inc. related to the discontinuance of the apparel operations.

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

$500,000 of working capital in the near future to offset projected near term operating losses and provide a working capital cushion.

     Fixed existing obligations the Company must fund include the following:

     Payment Obligation           Amount                  Payment Date
     ------------------        -----------                -------------
     Purchase Agreement          3,945,000(1)(2)          May 31, 2000
     Payment Agreement             200,000                May 31, 2000
     Payment Agreement           1,450,000                June 28, 2000
     Bridge Loan                   675,000(2)             June 28, 2000
                               -----------
     Total                     $ 6,270,000
                               ===========


     (1)  Payment being renegotiated for payment in second quarter

     (2)  Does not include interest due with such payment

     The Company expects to fund the above obligations from the following sources:

     Source                                           Expected Financing Amount
     -----------------------------------------       ---------------------------
     Refinance of Salem, Oregon facility                    $2,000,000
     Sale of Company stock                                   3,000,000
     Collection of PRC Companies' Receivables                3,000,000
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


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rocklin, State of California, on April 13, 2001.



                                           MORROW SNOWBOARDS, INC.




                                           By:/s/  P. Blair Mullin
                                              ----------------------------------
                                              P. Blair Mullin
                                              President (1)
                                              (Principal Executive Officer)



                                           By:/s/ P. Blair Mullin
                                              ----------------------------------
                                              P. Blair Mullin
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                               Accounting Officer)







     (1) No Chief Executive Officer is appointed. Under the Company's Bylaws, if no Chief Executive Officer is appointed, the President acts in such capacity and has the authority of a Chief Executive Officer.