Form 10-Q/A
period 2000-07-01
MORROW SNOWBOARDS INC
filed 2001-05-01
CIK 866415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A-1


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

                             MORROW SNOWBOARDS, INC.
                                      INDEX

                                                                     Page Number

Part I   Financial Information

Item 1.  Financial Statements (Unaudited):

  Balance Sheets at July 1, 2000
  and January 1, 2000........................................................  3

  Statements of Operations
  for the Three and Six Months Ended
  July 1, 2000, and June 26, 1999............................................  4

  Statement of Shareholders' Equity..........................................  5

  Statements of Cash Flows for
  the Six Months Ended July 1,2000,
  and June 26, 1999 .........................................................6-7

  Notes to Financial Statements .............................................  8

Item 2. Management's Discussion and Analysis of

  Financial Condition and Results of Operations.............................. 17


Part II Other Information

Item 1.  Legal Proceedings................................................... 21
Item 2.  Changes in Securities............................................... 21
Item 3.  Default Upon Senior Securities...................................... 22
Item 4.  Submission of Matters to a Vote of Security Holders................. 22
Item 5.  Other Information................................................... 22
Item 6.  Exhibits and Reports on Form 8-K.................................... 22


Signatures................................................................... 23

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          dba GRANITE BAY TECHNOLOGIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)
                                                July 1,              January 1,
                                                  2000                  2000
                    ASSETS                (Restated Note 9)
                    ------           -------------------------------------------
Current assets:
   Cash and cash equivalents                $         354         $     1,930
   Accounts receivable,
      net of allowance for
      uncollectible accounts                        5,904                   -
   Inventories                                      1,282                   -
   Prepaid expense                                    151                 127
   Refundable income taxes                              -                  54
   Refundable VAT taxes                                23                   -
   Net current assets of
     discontinued operations                           24               2,332
                                            ---------------       -------------
      Total current assets                          7,738               4,443
                                            ---------------       -------------
      Property and equipment, net                   9,923               3,061
                                            ---------------       -------------
      Other assets:
   Investments                                      1,000               1,000
   Goodwill, net                                    6,294                   -
   Net non-current assets of
     discontinued operations                            -                  72
   Other assets, net                                  183                   -
                                            ---------------       -------------
      Total other assets                            7,477                1,072
                                            ---------------       -------------
         Total Assets                       $      25,138         $      8,576
                                            ===============       =============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities:
   Accounts payable                         $     4,386           $     2,796
   Accrued liabilities                              996                   502
   Notes payable, short term                      2,837                     -
   Net current liabilities of
     discontinued operations                         97                     -
                                            ---------------       -------------
      Total current liabilities                   8,316                 3,298

      Long-Term Debt, Net of
        Current Portion                           2,045                   675
                                            ---------------       -------------
                                                 10,361                 3,973
                                            ---------------       -------------
      Shareholders' Equity:
   Preferred stock, no par, 10,000,000
     shares authorized, no shares
     issued or outstanding                            -                     -
   Common stock, no par, 40,000,000
     shares authorized, 18,032,906
     issued July 1, 2000; and 9,176,556
     issued January 1, 2000                      39,440                27,866
   Accumulated deficit                          (24,734)              (23,252)
   Cumulative translation adjustment                 71                   (11)
                                            ---------------       -------------
      Total Shareholders' Equity                 14,777                 4,603
                                            ---------------       -------------
      Total Liabilities and Shareholders'   $    25,138           $     8,576
                                            ===============       =============
The accompanying notes are an integral part of these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          dba GRANITE BAY TECHNOLOGIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                     For the Six Months              For the Three Months
                                                                            Ended                            Ended
                                                             ---------------------------------  --------------------------------
                                                                   July 1,          June 26,         July 1,          June 26,
                                                                    2000              1999             2000             1999
                                                              (Restated Note 9)                 (Restated Note 9)
                                                             ------------------  -------------  -----------------  -------------
Net sales                                                      $         9,188   $          -     $        6,606   $          -
Cost of goods sold                                                       6,816              -              4,942              -
                                                             ------------------  -------------  -----------------  -------------
   Gross profit                                                          2,372              -              1,664              -
                                                             ------------------  -------------  -----------------  -------------
   Operating expenses:
   Selling, marketing & customer service                                   605              -                486              -
   Engineering, advance design and product management                       86              -                 86              -
   General and administrative                                            2,745            332              1,660            245
                                                             ------------------  -------------  -----------------  -------------
     Total operating expenses                                            3,436            332              2,232            245
                                                             ------------------  -------------  -----------------  -------------
      Operating loss                                                    (1,064)          (332)              (568)          (245)
                                                             ------------------  -------------  -----------------  -------------
      Other income (expense):
   Lease income                                                             40              -                 40              -
   Interest expense                                                        (48)             -                (21)             -
   Other income (expense)                                                   12              -                  5              -
                                                             ------------------  -------------  -----------------  -------------
                                                                             4              -                 24              -
                                                             ------------------  -------------  -----------------  -------------
   Loss from continuing operations before income taxes                  (1,060)          (332)              (544)          (245)
                                                             ------------------  -------------  -----------------  -------------
   Income tax benefit (expense)                                              -              -                  -              -
                                                             ------------------  -------------  -----------------  -------------
   Loss from continuing operations                                      (1,060)          (332)              (544)          (245)
                                                             ------------------  -------------  -----------------  -------------
   Income (loss) on discontinued snowboard operations                       11            143                 15             (7)
   Loss on discontinued apparel operations                                (321)        (1,839)               (83)          (477)
   Loss on disposition of apparel operations                              (112)             -                  -              -
                                                             ------------------  -------------  -----------------  -------------
   Loss from discontinued snowboard and apparel
   operations, net of taxes before extraordinary item                     (422)        (1,696)               (68)          (484)
                                                             ------------------  -------------  -----------------  -------------
   Extraordinary Loss on Extinguishment of Debt                              -           (287)                 -           (287)
                                                             ------------------  -------------  -----------------  -------------
   Net loss                                                    $        (1,482)  $     (2,315)    $         (612)  $     (1,016)
                                                             ==================  =============  =================  =============
   Net loss per common share:
   Loss from continuing operations - basic                     $         (0.07)  $      (0.05)    $        (0.04)  $      (0.04)
   Loss from continuing operations - diluted                   $         (0.07)  $      (0.05)    $        (0.04)  $      (0.04)
   Loss from discontinued operations - basic                   $         (0.03)  $      (0.27)    $            -   $      (0.08)
   Loss from discontinued operations - diluted                 $         (0.03)  $      (0.27)    $            -   $      (0.08)
   Loss from extraordinary item - basic                        $             -   $      (0.05)    $            -   $      (0.05)
   Loss from extraordinary item - diluted                      $             -   $      (0.05)    $            -   $      (0.05)
   Net loss - basic                                            $         (0.09)  $      (0.37)    $        (0.04)  $      (0.16)
   Net loss - diluted                                          $         (0.09)  $      (0.37)    $        (0.04)  $      (0.16)
   Weighted average number of shares used in computing
   per share amounts:
      Basic                                                         16,251,514      6,176,556         14,958,656      6,176,556
                                                             ==================  =============  =================  =============
      Diluted                                                       16,251,514      6,176,556         14,958,656      6,176,556
                                                             ==================  =============  =================  =============


The accompanying notes are an integral part of these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          dba GRANITE BAY TECHNOLOGIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)



                                                                      Cumulative
                                           Common Stock   Accumulated Translation
                                       Shares   Ammount   Deficit     Adjustment     Total
                                     -------------------  ---------------------------------
Balance, January 1, 2000             9,176,556 |$27,866   $ (23,252)  $      (11) $  4,603
                                               |
                                               |
  Comprehensive Income (Loss)                  |
    Net loss                                   |            ( 1,482)                (1,482)
    Translation adjustment                     |                              82        82
                                               |                                    -------
  Net Comprehensive Income (Loss)              |                                    (1,400)
                                               |
  Stock issued for Acquisition       2,680,000 |  7,236                              7,236
  Stock issued in private placement  6,134,000 |  4,320                              4,320
  Common stock options exercised        42,350 |     18                                 18
                                               |
                                    -------------------------------------------------------
Balance July 1, 20                  18,032,906 |$39,440   $ (24,734)  $       71  $ 14,777
                                    =======================================================







The accompanying notes are an integral part of these consolidated financial statements.

                    MORROW SNOWBOARDS, INC. AND SUBSIDIARIES
                          dba GRANITE BAY TECHNOLOGIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                       For the Six Months
                                                                              Ended
                                                               ------------------------------------
                                                                  July 1, 2000      June 26, 1999
                                                               (Restated Note 9)
                                                               ------------------------------------
Cash flows from operating activities:
   Net loss from continuing operations                          $      (1,060)       $       ( 332)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Loss on discontinued operations                                  (422)              (1,696)
        Extraordinary loss on extinguishment of debt                        -                 (287)
        Depreciation and amortization                                     854                  569
        Provision for uncollectible accounts                               66                    -
        Loss on retirement of fixed assets                                 33                   48
        Loss on sale of Westbeach                                         112                    -
        Other                                                               -                   24
        Changes in operating assets and liabilities
          (Increase) decrease in accounts receivable                   (1,972)               4,081
          (Increase) decrease in inventories                              557                3,306
          (Increase) decrease in prepaid expenses                         (17)                 346
          (Increase) decrease in refundable deposits                       54
          (Increase) decrease in refundable income taxes                    -                  (53)
          (Increase) decrease in other assets                             853                1,068
          Increase (decrease) in accounts payable                         793                  157
          Increase (decrease) in accrued liabilities                      281               (1,801)
          Increase (decrease) in income tax payable                         -                   20
          Increase (decrease) in accrued loss on disposal                   -               (1,498)
                                                                 --------------       --------------
        Net cash provided by/(used in) operating activities               132                3,952
                                                                 --------------       --------------
        Cash flows from investing activities:
   Acquisition of PRC Companies                                        (4,272)                   -
   Loan to IDW                                                              -                    -
   Acquisition of property and equipment                                 (143)                (139)
        Proceeds from sale of equipment                                     -                  470
                                                                 --------------       --------------
      Net cash provided by/(used in) investing activities              (4,415)                 331
                                                                 --------------       --------------
      Cash flows from financing activities:
   Proceeds from issuance of common stock                               4,338                    -
   Proceeds from issuance of long-term liabilities                          -                  457
   Principal payments on note payable                                  (1,695)              (2,251)
   Line of credit borrowing, net                                            -               (3,698)
                                                                 --------------       --------------
      Net cash provided by/(used in) financing activities               2,643               (5,492)
                                                                 --------------       --------------
      Decrease in cash and cash equivalents                            (1,640)              (1,209)
      Cash and cash equivalents at beginning of period                  1,994                1,348
                                                                 --------------       --------------
      Cash and cash equivalents at end of period                 $        354         $        139
                                                                 ==============       ==============




                                                                       For the Six Months
                                                                              Ended
                                                               ------------------------------------
                                                                  July 1, 2000      June 26, 1999
                                                               (Restated Note 9)
                                                               ------------------------------------

Supplemental disclosures:
   Cash paid for interest                                        $         42         $         67
   Acquisition of PRC Companies
      Fair value of assets assumed                               $     12,017
      Liabilities assumed                                              (2,213)
              Deposit paid in 1999 by IDW HK                           (1,000)
      Payment due to complete acquisition (Note 4)                     (4,532)
                                                                 --------------
      Cash paid to acquire PRC Companies                         $      4,272
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

     Net Loss Per Share

     The shares used in the calculation of net loss per share are computed as follows:


                                                               Six Months Ended
                                                       ----------------------------------
                                                       July 1, 2000        June 26, 1999
                                                       ------------        --------------
Shares
Weighted average shares outstanding                     16,251,514             6,176,556
Stock option and convertible debenture dilution(1)               -                     -
                                                       ------------        --------------
Weighted average shares outstanding for diluted EPS     16,251,514             6,176,556
                                                       ------------        --------------


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

3. INVENTORIES

     Inventories consisted of the following:

                                                  July 1,         January 1,
                                                   2000              2000
                                                ----------       -----------
                                                      (in thousands)

Finished goods                                  $     391         $       -
Work-in-process                                       396                 -
Raw materials                                       1,130                 -
Less reserve for obsolete inventory                  (635)                -
                                                ----------       -----------
Total continuing operations inventories, net    $   1,282         $       -
                                                ==========       ===========
Total discontinued operations inventories, net  $       -         $      70
                                                ==========       ===========


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

                                            Six Months Ended July 1, 2000
                                                     (Restated)
                                     -------------------------------------------
                                           USA           Asia          Totals
Revenues:
Liquid crystal displays              $       117      $   4,286      $   4,403
Modules                                    3,436          1,349          4,785
                                      ==========     ==========     ==========
Total revenues                             3,553          5,635          9,188
Segment operating profit/(loss)              180           (372)          (192)
Interest expense                               -              6              6
Depreciation and amortization                  7            626            633
Segment continuing operation
 assets                                      954         12,384         13,338
Segment asset expenditures
 for continuing operations                   118            (18)           100


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

     Summarized unaudited pro forma results of continuing operations, which includes the PRC Companies, assuming the IDW acquisition took place on the first day of each of the current and previous fiscal year, are as follows:

                                         For the Six       For the Six
                                         Months Ended      Months Ended
                                         July 1, 2000      July 1, 1999
                                         ---------------   ---------------
                                                 (in thousands)

      Net sales                             $10,704             $11,146
                                            ========            ========
      Net loss                              $(1,315)            $(1,929)
                                            ========            ========
      Net loss per common share:
             Basic                          $ (0.08)            $ (0.22)
                                            ========            ========

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

9. RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to issuance of the financial statements for the quarter ended July 1, 2000, the Company determined that adjustments were necessary because inventory was understated by $604,000 as the result of the method used in elimination of intercompany profit on sales for which the products were held in inventory by the acquiring member of the consolidated group. The effect of the adjustments for this item on the financial statements was as follows:

                                              For the Six       For the Three
                                              Months Ended      Months Ended
                                              July 1, 2000      July 1, 2000
                                              -------------     --------------
                                                    Increased/(decreased)

      Net loss                                 $ (604,000)       $ (122,000)
     Accumulated deficit                       $ (604,000)       $ (122,000)
     Net loss per common share:
       Loss from continuing operations:
              Basic                            $    (0.03)       $    (0.03)
              Diluted                          $    (0.03)       $    (0.03)
       Loss from discontinued operations:       No change         No change
       Net loss:
              Basic                            $    (0.04)       $    (0.01)
              Diluted                          $    (0.04)       $    (0.01)

     Also, disclosures in Note 7 as to pro forma results of continuing operations assuming the IDW acquisition took place on the first day of each of the current and previous fiscal year ends have been included.

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

     Gross Profit. Gross profit for continuing operations in the three and six months ended July 1, 2000, were $1,664,000 and $2,372,000, which represents continuing operations of IDW from the acquisition date of January 31, 2000, through July 1, 2000. All prior year sales and cost of sales are a part of the Company's discontinued operations and therefore no gross profit is reflected in this comparison.

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

     Net Loss. Net loss for continuing operations for the three and six months ended July 1, 2000, were $544,000 and $1,060,000, respectively, of which $947,000 represents net loss from continuing operations of IDW from the acquisition date of January 31, 2000, through July 1, 2000, while $717,000 represents net loss from continuing operations for ongoing corporate administration of the Company.

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

     Net cash provided by operating activities for the six months ended July 1, 2000, was $132,000 resulting primarily from the sale of inventory of $557,000 for the period.

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



                                                 MORROW SNOWBOARDS, INC.


                                              By /s/ P. Blair Mullin
                                                 ----------------------------
                                                 P. Blair Mullin, President(1)
                                                 (Principal Executive Officer)




     (1) No Chief Executive Officer is appointed. Under the Company's Bylaws, if no Chief Executive Officer is appointed, the President acts in such capacity and has the authority of a Chief Executive Officer.