Form 10-Q
period 2001-03-30
MORROW SNOWBOARDS INC
filed 2001-05-14
CIK 866415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         Commission File Number 0-27002

                         GRANITE BAY TECHNOLOGIES, INC.
                       (Formerly Morrow Snowboards, Inc.)
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            California                                  93-1011046
  --------------------------------         -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                           599 Menlo Drive, Suite 200
                            Rocklin, California 95765
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (916) 315-2021
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of the registrant's Common Stock, no par value, as of May 4, 2001, was 19,150,537.

                            GRANITE BAY TECHNOLOGIES


                                      INDEX

Part 1  Financial Information                                                        Page Number
                                                                                     -----------

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets at March 31, 2001 and
         December 30, 2001................................................................3

         Consolidated Statements of Operations for the
         Three months ended March 31, 2001 and April 1, 2000..............................4

         Consolidated Statement of Shareholders' Equity...................................5

         Consolidated Statements of Cash Flows for the
         Three months ended March 31, 2001 and April 1, 2000..............................6

         Notes to Financial Statements....................................................7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation....................................11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
         (Contained in Management's Discussion and Analysis; See Item 2)

Part II  Other Information

Item 1. Legal Proceedings................................................................15
Item 2. Changes in Securities............................................................15
Item 3. Default Upon Senior Securities...................................................16
Item 4. Submission of Matters to a Vote of Security Holders..............................16
Item 5. Other Information................................................................16
Item 6. Exhibits and Reports on Form 8-K.................................................16

Signatures...............................................................................17

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                     ASSETS

                                                                        March 31,         December 30,
                                                                          2001               2000
                                                                        ---------         ------------
Current assets:
    Cash and cash equivalents                                           $  1,287          $    914
    Accounts receivable,
      net of allowance for uncollectible accounts                          2,747             2,954
    Inventories                                                            1,678             1,466
    Prepaid expense                                                          489               178
    Other Assets                                                              --                51
    Net current assets of discontinued operations                             24                24
                                                                        ---------         ------------
       Total current assets                                                6,225             5,587
                                                                        ---------         ------------
 Property and equipment, net                                               6,832             7,191
                                                                        ---------         ------------
Other assets:
    Goodwill, net                                                          5,967             6,079
    Other assets, net                                                         12                16
                                                                        ---------         ------------
       Total other assets                                                  5,979             6,095
                                                                        ---------         ------------
       Total Assets                                                     $ 19,036          $ 18,873
                                                                        =========         ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                    $  2,113          $  2,265
    Accrued liabilities                                                    1,478             1,356
    Notes payable, short term                                              1,321             1,320
                                                                        ---------         ------------
       Total current liabilities                                           4,912             4,941
Long-Term Debt, Net of Current Portion                                       820                --
                                                                        ---------         ------------
                                                                           5,732             4,941
                                                                        ---------         ------------
Put options                                                                  238               201
                                                                        ---------         ------------
Shareholders' Equity
    Preferred stock, no par, 10,000,000 shares authorized
      no shares issued or outstanding                                         --                --
    Common stock, no par, 40,000,000 shares authorized,
       19,150,537 and 19,150,537 shares issued and outstanding            41,042            40,997
    Accumulated deficit                                                  (28,027)          (27,317)
    Cumulative translation adjustment                                         51                51
                                                                        ---------         ------------
       Total Shareholders' Equity                                         13,066            13,731
                                                                        ---------         ------------
       Total Liabilities and Shareholders' Equity                       $ 19,036          $ 18,873
                                                                        =========         ============

   The accompanying notes are an integral part of these financial statements.

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                                 For The Three Months Ended
                                                                           ------------------------------------
                                                                               March 31,              April 1,
                                                                                 2001                 2000
                                                                           --------------        --------------

Net sales                                                                  $      4,109          $      2,583
Cost of goods sold                                                                3,149                 1,875
                                                                           --------------        --------------
    Gross profit                                                                    960                   708
                                                                           --------------        --------------
Operating expenses:
    Selling, marketing & customer service                                           388                   119
    Engineering, advance design and product
       management                                                                    90                    --
    General and administrative                                                    1,153                 1,085
                                                                           --------------        --------------
       Total operating expenses                                                   1,631                 1,204
                                                                           --------------        --------------
Operating loss                                                                     (671)                 (496)
                                                                           --------------        --------------
Other income (expense):
    Interest expense                                                                (89)                  (27)
    Other income                                                                     22                     8
                                                                           --------------        --------------
                                                                                    (67)                  (19)
                                                                           --------------        --------------
Loss from continuing operations before income taxes                                (738)                 (515)
                                                                           --------------        --------------
    Income tax benefit (expense)                                                     --                    --
                                                                           --------------        --------------
Loss from continuing operations                                                    (738)                 (515)
                                                                           --------------        --------------
    Income (loss) on discontinued snowboard operations                               28                    (4)
    Loss on discontinued apparel operations                                          --                  (353)
                                                                           --------------        --------------
Loss from discontinued snowboard and apparel
operations, net of taxes before extraordinary item                                   28                  (357)
                                                                           --------------        --------------
Net loss                                                                   $       (710)         $       (872)
                                                                           ==============        ==============
Net loss per common share:
    Loss from continuing operations - basic                                $      (0.04)         $      (0.03)
    Loss from continuing operations - diluted                              $      (0.04)         $      (0.03)
    Loss from discontinued operations - basic                              $       0.00          $      (0.02)
    Loss from discontinued operations - diluted                            $       0.00          $      (0.02)
    Net loss - basic                                                       $      (0.04)         $      (0.06)
    Net loss - diluted                                                     $      (0.04)         $      (0.06)
Weighted average number of shares used in computing per share amounts:
    Basic                                                                    19,150,537            14,836,523
                                                                           ==============        ==============
    Diluted                                                                  19,150,537            14,836,523
                                                                           ==============        ==============

   The accompanying notes are an integral part of these financial statements.

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                 For the Three Months Ended March 31, 2001
                                      ---------------------------------------------------------------------------------------------
                                                                                                         Cumulative
                                       Common Stock                    Note          Accumulated         Translation
                                         Shares         Amount       Receivable         Deficit          Adjustment         Total
                                      -------------    ---------    -----------      -----------       --------------     ---------

Balance, January 1, 2001               19,150,537      $ 40,997     $         -      $ (27,317)        $           51     $  13,731
                                      -------------    ---------    -----------      -----------       --------------     ---------

   Comprehensive Income (Loss)
     Net loss                                                                             (710)                                (710)
                                                                                                                          ----------
   Net Comprehensive Income (Loss)                                                                                             (710)
   Warrants Issued                                           45                                                                  45
                                      -------------    ---------    -----------      -----------       --------------     ---------
Balance, March 31, 2001                19,150,537      $ 41,042     $         -      $ (28,027)        $          51      $  13,066
                                      =============    =========    ===========      ===========       ==============     =========

   The accompanying notes are an integral part of these financial statements.

                         GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)

                                                                                         For The Three Months Ended
                                                                                         ---------------------------
                                                                                          March 31,         April 1,
                                                                                            2001              2000
                                                                                          ------------      ---------

Cash flows used in operating activities:
     Net loss from continuing operations                                                  $  (710)         $  (872)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation & Amortization of Goodwill                                              438              536
         Issuance of warrants                                                                  45               --
         Loss on retirement of fixed assets                                                    --               33
         Loss on sale of discontinued operations                                               --              112
         Changes in operating assets and liabilities (net of business combinations)
           (Increase) decrease in accounts receivable                                         207             (139)
           (Increase) decrease in inventories                                                (212)            (458)
           (Increase) decrease in prepaid expenses                                           (311)              84
           (Increase) decrease in refundable income taxes                                      --               (6)
           (Increase) decrease in other assets                                                 55              597
           Increase (decrease) in accounts payable                                           (152)            (334)
           Increase (decrease) in accrued liabilities                                         122             (385)
           Increase (decrease) in put options                                                  37               --
                                                                                         ------------      ---------
         Net cash used in operating activities                                               (481)            (832)
                                                                                         ------------      ---------
Cash flows from investing activities:
     Purchase of subsidiary                                                                    --           (4,272)
     Proceeds from sale of equipment                                                           60
     Acquisition of property and equipment                                                    (27)            (147)
                                                                                         ------------      ---------
         Net cash provided by (used in)  investing activities                                  33           (4,419)
                                                                                         ------------      ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                                    --            3,855
     Proceeds from issuance of long-term liabilities                                          821               --
                                                                                         ------------      ---------
         Net cash provided by  financing activities                                           821            3,855
                                                                                         ------------      ---------
Increase (decrease) in cash and cash equivalents                                              373           (1,396)
Cash and cash equivalents at beginning of period                                              914            1,994
                                                                                         ------------      ---------
Cash and cash equivalents at end of period                                                $ 1,287          $   598
                                                                                         ============      =========
Supplemental Disclosures:
     Cash paid for interest                                                               $    52          $    20
                                                                                         ============      =========


     Cash paid to acquire PRC Companies                                                        --          $ 4,272
                                                                                         ============      =========




   The accompanying notes are an integral part of these financial statements.

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.   ORGANIZATION

     Description of Business

     Granite Bay Technologies, Inc. and subsidiaries (the "Company"), headquartered in Rocklin, California, was organized in October 1989 as Morrow Snowboards, Inc., and changed its name to Granite Bay Technologies, Inc. upon its change in state of incorporation from Oregon to California. The Company is currently engaged in the design, manufacture and worldwide distribution of liquid crystal displays (LCDs), modules, and assemblies for major original equipment manufacturers (OEMs) applications in telecommunications, automotive, industrial, medical and consumer products.

     During the year ended December 30, 2000, the Company operated in the single business segment of electronic equipment and parts.

     Going Concern

     The Company incurred net losses of $4,065,000, $3,650,000 and $14,588,000 for the fiscal years ended 2000, 1999, and 1998, respectively, which raised doubt about its ability to continue as a going concern.

     Management believes IDW will generate significant amounts of working capital beginning in mid-2001. In addition, IDW expect to borrow against un-leveraged assets such as the manufacturing facility in the PRC during the second quarter of 2001. Further, during the first quarter of 2001, the Company was successful in obtaining a line of credit based on its U.S. accounts receivable and expects to be able to obtain a line of credit based on its Far Eastern accounts receivable during the second quarter of 2001. Management believes that with the existing cash reserves, along with the financing programs and operating prospects outlined above, it will meet its obligations during the balance of 2001. However, there can be no assurance that the Company will be able to achieve additional financing or generate working capital from operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.   INTERNATIONAL DISPLAYWORKS, INC.

     Acquisition

     On January 31, 2000, the Company acquired 100% of the outstanding shares of International DisplayWorks, Inc. (IDW), a Delaware corporation, headquartered in Rocklin, California, through the issuance of 2,680,000 shares of common stock. The acquisition was accounted for using the purchase method of accounting. On February 1, 2000, IDW through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd. (IDW HK), acquired 100% of the shares of MULCD Microelectronics (Shenzhen) Co. Ltd. (MULCD) and IDW Technology (Shenzhen) Co. Ltd. (IDWT). MULCD and IDWT are engaged in the manufacturing and assembly of LCDs and modules in the Peoples Republic of China (PRC Companies). The PRC Companies manufacture LCDs and assemblies for the USA, Europe and Far East markets. The acquisition, which was accounted for by the purchase method of accounting, required a total payment of approximately $8,481,000. On April 11, 2001, IDW completed a settlement with the Judicial Managers of Vikay Industrial Ltd. for all remaining amounts owing under the Sales and Purchase Agreement and the Supplemental Deed and Charge, thereby finalizing all matters relating to the acquisition on February 1, 2000 of MULCD and IDWT. The final amount paid under the terms of the settlement was $820,948. This amount has been included in Notes Payable at March 31, 2001.

     IDW, together with IDW HK and the PRC Companies, designs, markets and produces LCDs and products incorporating LCDs, principally in Asia, the United States and Europe. Design and manufacture of such products are done at the facilities of the PRC Companies in the Peoples Republic of China, with a focus on high-volume Original Equipment Manufacturers (OEMs) who are leaders in their fields. Unless the context indicates otherwise, IDW means IDW, IDW HK and the PRC Companies and references to IDW or IDW's electronics business is to the business conducted by the PRC Companies prior to their acquisition by IDW HK and by IDW and its subsidiaries thereafter. IDW HK also owns 100% of Glamorous Fortune, Inc., a British Virgin Islands Company.

3.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Granite Bay Technologies, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 200l are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 30, 2000.

     The accompanying consolidated balance sheet at December 30, 2000, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

     Goodwill and Other Long-Lived Assets

     Goodwill resulting from the IDW acquisition is being amortized over 15 years using the straight-line method and is recorded net of amortization of $107,898 at March 31, 2001 and $72,000 at April 1, 2000.

     Advertising and Promotion Costs

     Advertising and promotion costs are expensed as incurred. Advertising expenses for the quarter ended March 31, 2001 were $9,280 and $12,060 at April 1, 2000.

     Product Development Costs

     Expenditures   associated   with  the   development  of  new  products  and
     improvements to existing products are expensed as incurred. Product developments costs for the quarter ended March 31, 2001 were $88,281. There were no product development expenses for the quarter ended April 1, 2000.

     Net Loss Per Share

     The shares used in the calculation of net loss per share are computed as follows:

                                                          Years Ended
                                                 March 31,          December 30,
                                                   2001                2000
                                                 ----------         ------------
     Shares:
      Weighted average shares out-
       standing for basic earnings
      per share                                  19,150,537          17,482,583
      Dilutive effect of stock options
        and warrants (1)                                  -                   -
                                                 ----------          -----------
      Weighted average shares out-
       standing for diluted earnings
       per share                                 19,150,537          17,482,583
                                                 ==========          ==========

(1) The effect of potential common securities of 2,150,509 and 1,915,509 shares for 2001 and 2000, respectively, are excluded from the diluted earnings per share calculation, as their effect would be anti-dilutive.

4.   INVENTORY

     Inventories consisted of the following (in thousands):

                                                      March 31,     December 30,
                                                       2001             2000
                                                   --------------  -------------

     Finished goods                                $        421    $       614
     Work-in-process                                        330            443
     Raw materials                                        1,121          1,075
     Less: reserve for obsolete inventory                  (194)          (666)
                                                   --------------  ------------
     Total continuing operations inventories, net  $       1,678   $     1,466
                                                   ==============  ============

5.   LINE OF CREDIT

     On March 23, 2001, IDW obtained a one-year $3,000,000 credit facility from BFI Business Finance, under which the Company can borrow up to 80% of the value of its U.S. accounts receivable. The facility bears interest at 3% above the base rate of Comerica Bank of California and is collateralized by the assets of IDW and the receivables of IDW HK.

6.   NOTES PAYABLE

     Notes payable consisted of the following (in thousands):

                                                                                            March 31,           December 30,
                                                                                              2001                  2000
                                                                                           -----------          -------------


     Notes payable, interest only payments due in monthly installments of $4,993 at 12% interest;  principal balance due and payable in full April 15, 2002, collateralized  by all  shares  of the  Company's  common  stock,  and  the accounts receivable,  inventory, equipment and other tangible assets of the
     Company.                                                                              $     499            $     499

     Notes payable, interest only payments due in monthly installments of $8,214 at 12%  interest;  principal  balance  due and payable in full by April 15,
     2002,  collateralized  by all shares of the Company's common stock, and the accounts receivable,  inventory, equipment and other tangible assets of the
     Company.                                                                                    821                    -

     Note payable,  unsecured  short-term  at 6% interest per annum;  payable on
     demand;  due for  purchase  of the  PRC  Companies.                                         821                  821
                                                                                           -----------          -------------

     Total Notes Payable                                                                       2,141                1,320

     Less Current Portion                                                                     (1,321)              (1,320)
                                                                                          -----------          -------------
     Long Term Notes Payable                                                               $     820            $       -
                                                                                          ===========          =============


     Put Option

     In connection with a private sale of 133,333 shares of common stock for $201,000 during the quarter ended September 30, 2000, the Company entered into an agreement with a shareholder where the shareholder has the right to require the Company, beginning August 24, 2001, and continuing thereafter for a period of thirty days, to redeem all or a stated portion of the shares of common stock issued to the shareholder at a redemption price of $2.25 per share (put option). The amount related to the Company's $300,000 potential repurchase obligation has been reclassified from shareholders' equity to put options. Interest expense of $37,000 was recorded against this option for the quarter ended March 31, 2001.

7.   SHAREHOLDERS' EQUITY

     Stock Option Plans - Statement of Financial Accounting Standards No. 123

     During the quarter ended March 31, 2001, the Company granted 122,500 options to selected executives and employees of the employee stock option plan.

     Stock Warrants

     The Company, from time to time, has issued stock warrants as payments for fees, interest and services rendered. During the quarter ended March 31, 2001 the Company issued 120,000 warrants.


8.  RELATED PARTY TRANSACTIONS

     In the quarter ended March 31, 2001, the Company borrowed $200,000 from a board member. Interest was charged at a rate of 12.68% per annum. This loan was fully repaid by May 3, 2001.


9.  SEGMENT AND GEOGRAPHIC INFORMATION

     Under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), public companies are required to disclose certain information about the enterprise's reportable segments. The Company operates in one segment:
     displays or display modules for end products of original equipment manufacturers. However, the Company has two major geographic territories where it sells and distributes essentially the same products. The geographic territories are the United States and Asia. The following represents continuing operations geographical data for the quarter ended March 31, 2001 (in thousands).


                                                        Quarter Ended March 31, 2001
                                                 ---------------------------------------------
                                                    Asia            USA               Total
                                                 ----------      ----------         ----------

         Revenue from external customers         $  1,834        $   2,275          $   4,109
         Cash                                    $  1,184        $     103          $   1,287
         Fixed assets, net of accumulated
          depreciation                           $  6,621        $     211          $   6,832
         Total assets                            $ 11,378        $   7,658          $  19,036



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We design and manufacture a wide range of display products including liquid crystal displays ("LCD"), LCD modules, turnkey assemblies, front panel display systems, printed circuit board assemblies for use in the end products of Original Equipment Manufacturers ("OEMs") and products incorporating LCD's for use in telecommunications and other electronics equipment, including appliance controllers, and personal communications devices. Our major business operations are conducted through International DisplayWorks, Inc., a Delaware corporation, ("IDW"), its wholly-owned subsidiary, International DisplayWorks (HK) Ltd (IDWHK), a company organized under the laws of Hong Kong, and its wholly-owned subsidiaries, (i) MULCD Microelectronics Company Ltd. and (ii) IDW Shenzhen Technology Development Company Ltd. (the "PRC companies"). IDW, IDW HK and the PRC Companies operate as an integrated company.

Forward-Looking Statements

     This report contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to Granite Bay Technologies, Inc. ("the Company") or its management, including without limitation, IDW (as defined herein) and the Company's other subsidiaries, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company's actual results and could cause actual consolidated results for fiscal year 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the Company's change in business lines, the ability to obtain capital and other financing in the amounts and the times needed, realization of forecasted income and expenses by the PRC Companies, initiatives by competitors, price pressures, changes in the political climate for business in China, and the loss of one or more of IDW's significant customers, and the risk factors listed from time to time in the Company's SEC reports and risk factors listed below, including, in particular, the factors and discussion in the 2000 Form 10-K and 10-K/A.

     The Company's principal asset consists of its equity interest in IDW. A wide variety of factors will affect IDW's operating results and could adversely impact its net sales and profitability. Significant factors in IDW's success will be its ability to establish and, in certain cases, re-establish design and manufacturing relationships with key OEM customers that will generate sufficient orders, including orders of higher margin products, to increase revenues and profitability. Although IDW products are incorporated in a wide variety of communications, consumer and appliance products, approximately 20% of its total sales in 1999 were for display modules for cellular products and 30% for use in office machines (primarily calculators). A slowdown in demand for cellular products or calculators that utilize IDW's devices as a result of economic or other conditions and the market served by IDW or other factors could adversely affect IDW's operating results. IDW's products are sold into an industry characterized by increasingly rapid product turnaround, increasingly shorter lead times, product obsolescence, order cancellation and other factors that make it difficult to forecast future orders, production and personnel needs and other resource requirements with a high level of certainty. IDW's ability to anticipate such factors and respond to them in a timely fashion will affect its ability to utilize its manufacturing capacity effectively, maintain a proper product mix and avoid downtimes due to product conversions and other factors. Such uncertainty also creates difficulties in maintaining adequate supplies of raw materials to meet shifting customer needs and customer orders placed on short notice.

     Other factors, many of which could be beyond the Company's and IDW's control, include the following:

     o IDW's ability to increase sales, including sales of higher margin products and sales in Far East, Europe and the United States;

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

Results of Operations

Comparison of the Three Months Ended March 31, 2001 and April 1, 2000

     Continuing Operations. The Company's continuing operations consist of IDW and the IDW HK subsidiaries (the PRC Companies), MULCD and IDWT, which manufacture liquid crystal displays and assemblies. These continuing operations stem from the acquisition of IDW on January 31, 2000, and the acquisition of the PRC Companies on February 1, 2000. The Company sold its Morrow business to K2 in March 1999, and its Westbeach business to Westbeach Sports, Inc. in November 1999, creating discontinued snowboard operations and discontinued apparel operations. The following discussion and analysis only includes the continuing operations of IDW and the IDW HK subsidiaries.

     Net Sales. Net sales for continuing operations increased 59% from $2,583,000 for the quarter ended April 1, 2000 to $4,109,000 for the quarter ended March 31, 2001, resulting from increased customer activity and a three-month reporting period in 2001 versus a two-month reporting period in 2000.

     Gross Profit. Gross profit from continuing operations increased 36% from $708,000 for the quarter ended April 1, 2000 to $960,000 for the quarter ended March 31, 2001, which reflects increased customer activity and a three-month reporting period in 2001 versus a two-month reporting period in 2000.

     Operating Expenses. Operating expenses from continuing operations consist of selling, marketing, customer service, engineering, and general and administrative expenses. These expenses increased 35 % to $1,631,000 from
$1,204,000 for the quarters ended March 31, 2001 and April 1, 2000, respectively, reflecting the three-month reporting period in 2001 versus a two-month reporting period in 2000.

     Selling, Marketing and Customer Service. Selling, marketing and customer service expenses for the quarters ended March 31, 2001 and April 1, 2000, increased to $388,000 from $119,000, reflecting the longer reporting period in 2001, as well as development of the sales and marketing efforts for future growth. Significant elements of this expense for the quarter ended March 31, 2001 consist of employee-related expenses of $195,487, commission expense of $114,701, and rent expense of $26,020.

     Engineering. Engineering expenses incurred during the quarter ended March 31, 2001 were $90,000. There were no engineering expenses for the quarter ended April 1, 2000. This increase resulted from development of engineering staff to facilitate growth of customer activity. Significant elements consisted of employee expenses of $51,159 and $14,121 for travel and lodging.

     General and Administrative. General and administrative expenses for the quarters ended March 31, 2001 and April 1, 2000 were $1,153,000 and $1,085,000, which represent the continuing operations of IDW and corporate administration of the Company. The significant elements of expenses for the quarter ended March 31, 2001 relate to staff and employee expenses of $540,877, rent, telephone, and utilities expenses of $68,123, professional expenses of $150,624, local government fees of $43,479, $107,898 in amortization of goodwill from the IDW acquisition and $69,699 for insurance.

     Interest Expense. Interest expense was $89,000 and $27,000 for the quarters ended March 31, 2001 and April 1, 2000, which relates to payments on collateralized notes payables.

     Other Income. Other income was $22,000 and $8,000 for the quarters ended March 31, 2001 and April 1, 2000. This relates to freight income from shipments to customers. Typically, customers pay a portion of the freight to their premises.

     Net Loss. Net loss from continuing operations for the quarter ended March 31, 2001 was $738,000 versus a loss of $515,000 for the quarter ended April 1, 2000.

     Discontinued Operations. In March of 1999, the Company sold all of its snowboard, boot and binding assets to K2. There was a net gain from discontinued operations of $28,000 for the quarter ended March 31, 2001, resulting from bad debt recoveries and an insurance premium refund versus a net loss of $357,000 for the quarter April 1, 2000, which resulted mainly from liquidations of inventories and other costs associated with discontinued operations.

Market Risk

     The Company accumulates foreign currency in payment of accounts, which it then uses to pay its foreign vendors, or converts to U.S. dollars, exposing the Company to fluctuations in currency exchange rates. The Company currently holds foreign currencies, primarily Chinese reminbi and Hong Kong dollars, which translate into $931,732 using the quarter-end exchange rate. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $93,173. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices, or marketable equity security prices. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10% change in interest rates would have a material effect on the Company's cash flow.

Liquidity and Capital Resources

     The net cash position of the Company increased $373,000 from $914,000 at December 30, 2000 to $1,287,000 for the quarter ended March 31, 2001. Net cash used in operating activities for the three months ended March 31, 2001 was $481,000, resulting primarily from the net loss of $710,000 during the quarter, offset by depreciation and amortization charges of $438,000. Net cash provided by investing activities for the three months ended March 31, 2001, totaled
$33,000 resulting from disposals of equipment in excess of purchases of equipment. Net cash provided by financing activities for the three months ended March 31, 2001, was $821,000 resulting from the issuance of long-term debt.

     The Company has fixed debt repayment obligations throughout the balance of 2001 totaling $500,000, of which $200,000 was paid on May 3, 2001 and the balance is due in October 2001. In addition, IDW intends to expand into Chip-on-Glass (COG) production. A payment of approximately $400,000 is required in the second quarter and a further $400,000 is required in the third quarter for the expansion into COG production. Further, the Company has plans for an additional up to $2,000,000 of capital expenditures to expand production capabilities in other areas of focus or improvement. Much of this latter amount is considered discretionary in nature and can be completed as conditions warrant. Finally, IDW could continue to have operating losses, such as it had in 2000 and the first three months of 2001.

     Management has assessed IDW's cash requirements and believes it will generate significant amounts of working capital beginning in mid-2001. In addition, IDW expects to borrow against un-leveraged assets such as the manufacturing facility in the PRC during the second quarter of 2001. Further, during the first quarter of 2001, the Company was successful in obtaining a line of credit based on its U.S. accounts receivable and expects to be able to obtain a line of credit based on its Far Eastern accounts receivable during the second quarter of 2001. Management believes that with the existing cash reserves, along with the financing programs and operating prospects outlined above, it will meet its obligations during the balance of 2001.

     The report of independent auditors on the Company's December 30, 2000 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan as noted above to address these issues and that its plan will enable the Company to continue as a going concern through the end of calendar year 2001. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or generate working capital from operations.

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

ITEM 2. CHANGES IN SECURITIES.

     During the quarter ended March 31, 2000, we have sold and issued the following securities:

     1. On January 2, 2001, the Company sold additional units with net proceeds totaling $50,000 under the same terms of its December debt offering. Each unit offering consisting of debt instruments and warrants to purchase shares of Common Stock of the Company equal to 20% of the investment amount. Under the debt instruments, the Company will pay interest only payments each month at a rate of 12.68% per year and the total amount borrowed is due on December 15, 2001. The due date was subsequently extended to April 15, 2002. The warrants are exercisable for $0.75 per share for a period of 5 years. There was no broker or placement agent in this transaction.

     2. On January 31, 2001, the Company closed a unit offering consisted of debt instruments and warrants to purchase shares of Common Stock of the Company equal to 20% of the investment amount. Under the debt instruments, the Company will pay interest only payments each month at a rate 12.68% per year and the total amount borrowed is due in installments of $300,000 on October 25, 2001 and $250,000 on April 1, 2002. The warrants are exercisable for $.75 per share for a period of 5 years. The Company's net proceeds from the offering were $550,000. There was no broker or placement agent in this transaction.

     The sales and issuance of the debt instruments and warrants to purchase Common Stock in private placements listed above were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  None

          None

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              GRANITE BAY TECHNOLOGIES, INC.


May 14, 2001                               /s/ P. BLAIR MULLIN
                                               ---------------------------------
                                               P. Blair Mullin,  President(1)
                                               (Principal Executive Officer,
                                               Principal Accounting Officer
                                               and Principal Financial Officer)




(1) No Chief Executive Officer is appointed. Under the Company's Bylaws, if no Chief Executive Officer is appointed, the President acts in such capacity and has the authority of a Chief Executive Officer.