Form 10-K/A
period 2000-12-30
MORROW SNOWBOARDS INC
filed 2001-08-01
CIK 866415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  yes         no
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

                                EXPLANATORY NOTE

The Company does not record goods received until a comprehensive inspection and testing routine has been completed by the Incoming Quality Control Department. Accordingly, at year end, a manual adjustment is required in order to record goods that have been received but that are quarantined pending Quality Control approval for acceptance and release to inventory, and to post to the related accounts payable. At December 30, 2000, the adjusting entry was prepared and audited but not recorded. As a result, we are amending our previously filed Form 10-K for the fiscal year ended December 30, 2000 and the quarterly report on Form 10-Q for the quarter ended March 31, 2001. The principal effect of the amendment is to increase accounts payable and inventory, and to include the independent accountants' consents in the exhibit index under Item 14.

                           FORWARD LOOKING STATEMENTS

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



                                                                                           Years Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                            December 30,      January 1,    December 26,  December 27,  December 31,
                                                                2000            2000           1998           1997          1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands, except share and per share data)
Net sales (1)                                                 $ 17,804           $ -
Cost of goods sold (1)                                          12,593             -
                                                              ---------     ---------      ---------       ---------       ---------
    Gross profit (1)                                             5,211             -              -               -               -
                                                              ---------     ---------      ---------       ---------       ---------
Operating expenses:
    Selling, marketing & customer service                        1,545             -              -               -               -
    Engineering, advance design and product
      management                                                   570             -              -               -               -
    General and administrative                                   5,124           347            295             332             315
                                                              ---------     ---------      ---------       ---------       ---------
      Total operating expenses (1)                               7,239           347            295             332             315
                                                              ---------     ---------      ---------       ---------       ---------
Operating loss                                                  (2,028)         (347)          (295)           (332)           (315)
                                                              ---------     ---------      ---------       ---------       ---------
Other income (expense):
    Interest expense                                              (442)          (27)             -               -               -
    Unrealized loss on asset                                    (1,000)
    Other income                                                   (29)            -              -               -               -
                                                              ---------     ---------      ---------       ---------       ---------
                                                                (1,471)          (27)             -               -               -
                                                              ---------     ---------      ---------       ---------       ---------
Loss from continuing operations before income taxes             (3,499)         (374)          (295)           (332)           (315)
                                                              ---------     ---------      ---------       ---------       ---------
    Income tax benefit (expense)                                     -             -              -               -               -
                                                              ---------     ---------      ---------       ---------       ---------
Loss from continuing operations                                 (3,499)         (374)          (295)           (332)           (315)
                                                              ---------     ---------      ---------       ---------       ---------
    Income (loss) on discontinued snowboard operations              69           165         (7,402)         (6,688)          2,462
    Loss on disposition of snowboard operations                   (269)            -         (1,952)              -               -
    Loss on discontinued apparel operations                       (112)       (3,309)        (4,939)              -               -
    Loss on disposition of apparel operations                     (269)         (132)             -               -               -
                                                              ---------     ---------      ---------       ---------       ---------
Loss from discontinued snowboard and apparel
operations, net of taxes before extraordinary item                (581)       (3,276)       (14,293)         (6,688)          2,462
                                                              ---------     ---------      ---------       ---------       ---------
Net income (loss)                                             $ (4,080)     $ (3,650)     $ (14,588)       $ (7,020)        $ 2,147
                                                              =========     =========      =========       =========       =========
Income (loss) per share from continuing operations (2)
    Basic                                                      $ (0.20)      $ (0.06)       $ (0.05)        $ (0.06)        $ (0.05)
    Diluted                                                    $ (0.20)      $ (0.06)       $ (0.05)        $ (0.06)        $ (0.05)

Income (loss) per share from discontinued operations (2)
    Basic                                                      $ (0.03)      $ (0.51)       $ (2.31)        $ (1.18)         $ 0.43
    Diluted                                                    $ (0.03)      $ (0.51)       $ (2.31)        $ (1.18)         $ 0.41

Net income (loss) per share (2)
    Net loss - basic                                           $ (0.23)      $ (0.57)       $ (2.36)        $ (1.24)         $ 0.38
    Net loss - diluted                                         $ (0.23)      $ (0.57)       $ (2.36)        $ (1.24)         $ 0.35

Weighted average number of shares outstanding (1)
    Basic                                                   17,482,583     6,377,556      6,176,556       5,671,634       5,684,053
                                                            ===========    =========      =========       =========       =========
    Diluted                                                 17,482,583     6,377,556      6,176,556       5,671,634       5,929,674
                                                            ===========    =========      =========       =========       =========


------------------------------------------------------------------------------------------------------------------------------------
                                                                 As Of
                                                              December 30,   January 1,    December 26,   December 27,  December 31,
                                                                 2000          2000           1998          1997 (3)       1996 (3)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands, except share and per share data)
Balance Sheet Data:
Cash and cash equivalents                                    $     885         1,930          1,348             855           5,062
Short term investments                                               -             -              -               -           3,700
Net current assets from continuing operations                    6,151         2,111          1,348           9,790          23,017
Net current assets of discontinued operations                       24         2,332          9,449           4,006               -
Equipment, fixtures, and property, net                           7,297         3,061          3,108           3,980           9,183
Total assets from continuing operations                         19,543         6,172          4,456          17,965          32,243
Total net assets from discontinued operations                       24         2,404         15,622           9,332               -
Current liabilities                                              5,631         3,298         12,583           5,196           3,789
Long-term debt and capital lease obligations, net
      of current portion                                           201             -              -              13             258
Shareholders' equity                                         $  13,735         4,603          7,495          22,058          27,892

---------------------------------

(1) The Company is not reporting a breakdown of its net sales, cost of goods sold and operating expenses for the fiscal years ending December 31, 1996
     - January 1, 2000 as all product lines have been discontinued.

(2) Common share equivalents included in the computation of per share amounts represent shares issued upon assumed exercise of stock options and warrants using the treasury stock method.

(3) the 1997 balance sheet has been restated to reflect the discontinuance of the snowboard operations, but has not been restated to reflect the discontinuance of the apparel operations. The 1996 balance sheet has not been restated to reflect either of the discontinuances.


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

     Gross Profit. Gross profit from continuing operations in the fiscal year ended December 30, 2000 was $5,211,000, which represents continuing operations of IDW and its subsidiaries for the eleven- month period from their acquisition on January 31, 2000 through December 30, 2000. All prior year gross profit is part of the Company's discontinued operations and therefore is not compared to the 2000 results.

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

     Net Loss. Net loss for fiscal year 2000 was $4,080,000 compared to net loss of $3,650,000 for fiscal 1999. The loss from continuing operations in 2000 was $3,499,000, or an increase of $3,125,000 over the loss from continuing operations of $374,000 in 1999. The loss from continuing operations in 2000 represents the results of operations of IDW and its subsidiaries while the activities in 1999 were primarily focused on discontinued operations of the snowboard and apparel segments. The loss from discontinued operations was $581,000 in fiscal 2000, a decrease of $2,695,000 from the loss from discontinued operations of $3,276,000 in fiscal 1999. The decrease is attributable to the closure of operations of the discontinued segments. Costs of winding down the discontinued operations and losses on disposition of their assets in excess of previous estimates resulted in the fiscal 2000 loss from discontinued operations.

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

     Net cash provided by operating activities for Fiscal 2000 was $1,314,000 resulting primarily from a net loss of $4,080,000, increases in accounts receivable of $1,485,000 and decreases in accounts payable of $1,004,000 partially offset by noncash expenses of depreciation and amortization of $2,307,000, loss from write-off of a $1,000,000 investment and loss from discontinued operations of $2,975,000. This compares to cash provided by operating activities for 1999 of $4,741,000 resulting primarily from a net loss of $3,650,000, increases in accrued liabilities of $1,998,000 and increase in accrued loss on disposal of $1,498,000 with add backs for depreciation and amortization of $758,000, loss on write-down of fixed assets of $2,659,000, decreases in accounts receivable of $3,339,000, decreases in inventories of $4,099,000. Cash provided by discontinued operations in fiscal 2000 was $2,394,000, which consisted primarily of proceeds from sale of real estate of the previous apparel segment.

     Net cash used in investing activities for fiscal 2000 was $4,493,000. Of that amount, $4,272,000 represents payments toward the purchase of the PRC Companies, and $285,000 was used for the acquisition of property and equipment.

     Net cash provided by financing activities in fiscal 2000 was $2,134,000, consisting principally of $6,078,000 from sale of shares of Common Stock in private placements and partially offset by $7,141,000 of net repayment of debt. Net cash used in financing activities was $4,524,000 in fiscal 1999, consisting of $2,251,000 in principal payments and $3,698,000 in repayment of line of credit borrowings, partially offset by $675,000 borrowings from the acquired bridge loan and $750,000 proceeds from the issuance of Common Stock.

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

Item 8. Financial Statements and Supplemental Data

Consolidated Financial statements and Supplemental Schedule

For the Years Ended December 30, 2000, January 1, 2000 and December 26, 1998

Independent Auditor's ReportS. . . . . . . . . . . . . . . . . . . . .  15 to 16

Consolidated Financial Statements

  Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . 17 to 18

  Consolidated Statement of Operations. . . . . . . . . . . . . . . . . 19 to 20

  Consolidated Statement of Shareholders' Equity. . . . . . . . . . . . . . . 21

  Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . 22 to 23

  Notes to Consolidated Financial Statements .  . . . . . . . . . . . . 24 to 40

Supplemental Schedule - Supplementary Information Requiried
 under the Securities and Exchange Act of 1934. . . . . . . . . . . . . . . . 41

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in shareholders' equity and cash flows of Granite Bay Technologies, Inc. (formerly Morrow Snowboards, Inc.) and subsidiaries for the year ended December 26, 1998 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred significant losses in 1998 and had liquidity problems. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these mattters are described in Note 1. The fianancial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilites that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts as of and for the year ended December 26, 1998 is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in or opinion, fairly states in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Portland, Oregon
June 17, 1999 (except with respect to the discontinuance of the Westbeach operations discussed in Notes 1 and 18, as to which the date is November 12, 1999)

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (In Thousands, Except Share Data)

                      December 30, 2000 and January 1, 2000


                                               December 30,        January 1,
                                                   2000               2000
                                               -------------     --------------

                  ASSETS

Current assets:
         Cash and cash equivalents             $      885         $    1,930
         Accounts receivable, net                   2,939                  -
         Inventories (Note 4)                       2,069                  -
         Prepaid expense                              207                127
         Refundable income taxes                                          54
         Other                                         51                  -
         Net current assets of discontinued
           operations (Notes 4, 15 and 18)             24              2,332
                                               -------------     --------------

                    Total current assets            6,175              4,443
                                               -------------     --------------

Property and equipment, at cost, net (Note 5)       7,297              3,061

Other assets:
         Investments (Note 6)                           -              1,000
         Goodwill, net (Note 3)                     6,079                  -
         Net non-current assets of
          discontinued operations
             (Noted 5 and 18)                           -                 72
         Other assets, net                             16                  -
                                               -------------     --------------

                    Total other assets              6,095              1,072
                                               -------------     --------------

                    Total assets               $   19,567        $     8,576
                                               =============     ==============

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (In Thousands, Except Share Data)
                                   (Continued)
                      December 30, 2000 and January 1, 2000


                                                December 30,       January 1,
                                                   2000               2000
                                               -------------     --------------

            LIABILITIES AND
         SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                            $   2,860          $    2,796
    Accrued liabilities (Note 7)                    1,451                 502
    Notes payable, short term (Note 8)              1,320                   -
                                               -------------     --------------

            Total current liabilities               5,631               3,298
                                               -------------     --------------

Notes payable, noncurrent (Note 8)                      -                 675
                                               -------------     --------------

Total Liabilities                                   5,631               3,973
                                               -------------     --------------
Put option (Note 8)                                   201                   -

Commitments and contingencies (Note 10)

Shareholders' equity (Note 11):
    Preferred stock, no par value,
      10,000,000 shares authorized, no
      shares issued or outstanding                      -                   -
   Common stock, no par value,
      40,000,000 shares authorized,
      19,150,507 and 9,176,556 shares
      issued and outstanding at
      December 30, 2000 and                          40,997           27,866
      January 1, 2000, respectively
   Accumulated deficit                              (27,332)         (23,252)
   Accumulated other comprehensive
      income (loss)                                      70              (11)
                                               -------------     --------------

         Total shareholders' equity                  13,735            4,603
                                               -------------     --------------

         Total liabilities and shareholders       $  19,567         $  8,576
         equity                                =============      =============








   The accompanying notes are an integral part of these financial statements.

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)

 For the Years Ended December 30, 2000, January 1, 2000 and December 26, 1998


                                  December 30,     January 1,      December 26,
                                      2000            2000             1998
                                  ------------    ------------     ------------

Net sales                           $  17,804       $       -         $      -
Cost of goods sold                     12,593               -                -
                                  ------------    ------------     ------------

  Gross profit                          5,211               -                -
                                  ------------    ------------     ------------

Operating expenses:
  Selling, marketing and
    customer service                    1,545               -                -
  Engineering, advanced design
    and product management                570               -                -
      General and administrative        5,124             347              295
                                  ------------    ------------     ------------

        Total operating expenses        7,239             347              295
                                  ------------    ------------     ------------

Operating loss                         (2,028)           (347)            (295)

Other income (expense):
  Interest expense                       (442)            (27)               -
  Unrealized loss (Note 6)             (1,000)              -                -
  Other expense                           (29)              -                -
                                  ------------    ------------     ------------

                                       (1,471)            (27)               -
                                  ------------    ------------     ------------

Loss from continuing operations
  before income taxes                  (3,499)           (374)            (295)
                                  ------------    ------------     ------------

Income tax benefit (Note 13)                -               -                -

Loss from continuing operations        (3,499)           (374)            (295)

Income (loss) on discontinued
  snowboard operations                     69             165           (7,402)
Loss on disposition of snowboard
  operations                             (269)              -           (1,952)
Loss on discontinued apparel
  operations                             (112)         (3,309)          (4,939)
Loss on disposition of apparel
  operations                             (269)           (132)               -
                                  ------------    ------------     ------------

Loss from discontinued snowboard
  and apparel operations, net of
    taxes  (Notes 13 and 18)             (581)         (3,276)         (14,293)
                                  ------------    ------------     ------------

Net loss                           $   (4,080)    $    (3,650)     $   (14,588)
                                  ============    ============     ============

                                                    (Continued)

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)
                                   (Continued)

 For the Years Ended December 30, 2000, January 1, 2000 and December 26, 1998


                                          December 30,  January 1,  December 26,
                                              2000         2000         1998
                                          ------------  ----------  ------------

Net loss per common share (Note 3):
 Loss from continuing operations - basic      $ (.20)     $ (.06)     $ (.05)
 Loss from continuing operations - diluted $ (.20) $ (.06) $ (.05) Loss from discontinued operations -
  basic                                       $ (.03)     $ (.51)     $(2.31)
 Loss from discontinued operations -
  diluted                                     $ (.03)     $ (.51)     $(2.31)
 Net loss - basic                             $ (.23)     $ (.57)     $(2.36)
 Net loss - diluted                           $ (.23)     $ (.57)     $(2.36)

Weighted average number of shares
  used in computing per share amounts:
                  Basic                     17,482,583   6,377,556   6,176,556
                                          ============  ==========  ============

                  Diluted                   17,482,583   6,377,556   6,176,556
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

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In Thousands, Except Share Data)

  For the Years Ended December 30, 2000, January 1, 2000 and December 26, 1998

                                                                                       Accumulated
                                                           Notes                       Other
                                       Common Stock        Receivable                  Comprehensive
                                       ------------        for Common    Accumulated   Income
                                    Shares   -   Amount    Stock         Deficit       (Loss)              Total
                                                           ----------    -----------   -------------

Balance, December 27, 1997          6,176,556   $27,116      $ (94)        $ (5,014)     $       50      $  22,058

Forgiveness of shareholder
  notes receivable                                              94                                              94

Comprehensive loss:
  Net loss                                                                  (14,588)                       (14,588)
  Change in translation
    adjustment                                                                                  (69)           (69)
                                                                                                         ----------

    Total comprehensive loss                                                                               (14,657)
                                    ---------   --------   ----------    -----------   -------------     ----------

Balance, December 26, 1998          6,176,556    27,116                     (19,602)            (19)         7,495

  Sale of stock                     3,000,000       750                                                        750

Comprehensive loss:
  Net loss                                                                   (3,650)                        (3,650)
  Change in translation
    adjustment                                                                                    8              8
                                                                                       -------------     ----------

    Total comprehensive loss                                                                                (3,642)
                                    ---------   --------   ----------    -----------   -------------     ----------

Balance, January 1, 2000            9,176,556    27,866                     (23,252)            (11)         4,603
                                    ---------   --------   ----------    -----------   -------------     ----------

Comprehensive loss:
  Net loss                                                                   (4,080)                        (4,080)
  Change in translation
    adjustment                                                                                   81             81
                                                                                       -------------     ----------

    Total comprehensive loss                                                                                (3,999)

  Stock issued for acquisition
    (Notes 2 and 11)                2,680,000     7,236                                                      7,236
  Stock issued in Private
    Placement (Note 11)             7,251,601     6,078                                                      6,078
  Common stock options exercised
    (Note 11)                          42,350        18                                                         18
  Common stock subject to put
    option (Note 8)                                (201)                                                      (201)
                                   ----------   --------   ----------    -----------   -------------     ----------

Balance, December 30, 2000         19,150,507   $40,997     $      -     $  (27,332)   $         70        $13,735
                                   ==========   ========   ==========    ===========   =============     ==========

The accompanying notes are an integral part of these financial statements.

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

  For the Years Ended December 30, 2000, January 1, 2000 and December 26, 1998

                                          December 30,  January 1,  December 26,
                                              2000         2000         1998
                                          ------------  ----------  ------------

Cash flows from operating activities:
  Net loss                                   $ (4,080)    $ (3,650)   $ (14,588)
  Adjustments to reconcile net loss to
    net cash (used in) provided by
    operating activities:
       Loss from discontinued operations        2,975        1,267        1,952
       Depreciation                             1,912          671        2,122
       Amortization of goodwill                   395           87           87
       Provision for uncollectible
        accounts receivable                        66            -            -
       Write-off of investment                  1,000            -            -
       Loss on impairment of assets                 -        2,659        2,745
       Loss on retirement of fixed assets          33           30           89
       Deferred income taxes                        -            -          (30)
       Loss on forgiveness of shareholder
         notes receivable                           -            -           94
       Other income                                 2            8          (69)
       Changes in operating assets and
          liabilities, net of business
          combinations:
          (Increase) decrease in:
         Accounts receivable                   (1,485)       3,339        1,215
         Inventories                             (231)       4,099        1,757
         Prepaid expenses                          99          469           32
         Refundable income taxes                   54          (54)         285
         Other assets                             849         (431)        (292)
         Increase (decrease) in:
         Accounts payable                      (1,004)        (257)       1,405
         Accrued liabilities                      726       (1,998)         899

                                                            (Continued)

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

 For the Years Ended December 30, 2000, January 1, 2000 and December 26, 1998

                                                December 30,   January 1,   December 26,
                                                   2000           2000         1998
                                                ------------   ----------   ------------
    Accrued loss on disposal                      $       3      $(1,498)     $       -
                                                ------------   ----------   ------------

      Net cash provided by (used in)
       operating  activities                          1,314        4,741         (2,297)
                                                ------------   ----------   ------------

Cash flows from investing activities:
  Purchase of investment                                  -       (1,000)             -
  Acquisitions, net of cash acquired                 (4,208)           -              -
  Acquisition of property and equipment                (285)        (209)          (924)
  Proceeds from sale of equipment                         -        1,574             81
                                                ------------   ----------   ------------

      Net cash provided by (used in)
      investing activities                           (4,493)         365           (843)
                                                ------------   ----------   ------------

Cash flows from financing activities:
   Proceeds from issuance of common
     stock                                            6,078          750              -
   Proceeds from issuance of short-term
     notes payable                                    1,320            -              -
   Proceeds from issuance of noncurrent
     notes payable                                    2,100          675          2,000
   Principal payments on notes payable               (7,141)      (2,251)          (142)
   Payment of loan fees                                (223)           -              -
   Line of credit (payments) borrowings, net              -       (3,698)         1,775
                                                ------------   ----------   ------------

      Net cash provided by (used in)
       financing activities                           2,134       (4,524)         3,633
                                                ------------   ----------   ------------

Net (decrease) increase in cash and cash
   equivalents                                       (1,045)         582            493

Cash and cash equivalents at beginning
   period                                             1,930        1,348            855
                                                ------------   ----------   ------------

Cash and cash equivalents at end of period         $    885      $ 1,930       $  1,348
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

     Going Concern
     -------------

     The Company incurred net losses of $4,080,000, $3,650,000 and $14,588,000 in the fiscal years ended 2000, 1999 and 1998, respectively. Commencing in 1998, management evaluated its ability to continue under the then existing corporate structure and determined to sell the snowboard, boot and binding business. In addition, in 1999 a subsidiary of the Company sold its Westbeach operations. The results of operations for 1999 and 1998 reflect the losses incurred in connection with the discontinuance of operations, including impairment write- downs of equipment and other assets of $2,659,000 and $2,745,000, respectively (Notes 5 and 18). The Company has experienced liquidity problems as a result of recurring losses from operations.

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

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on the first day of each of the years ended as follows (in thousands, except weighted average shares outstanding and earnings per share):

                                                     Years Ended
                                             ----------------------------
                                              December 30,     January 1,
                                                  2000            2000
                                             -------------     ----------

     Net sales                               $     19,320      $  22,292
     Cost of goods                           $     13,804      $  19,199
     Operating expenses                      $      7,360      $   2,431
     Net loss                                $     (3,916)     $  (2,778)
     Weighted average shares outstanding       17,703,341      9,057,556
     Earnings per share                      $       (.22)     $    (.31)

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

     Financial Instruments
     ---------------------

     A financial instrument is cash or a contract that imposes or conveys a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of December 30, 2000 and January 1, 2000.

     Inventories
     -----------

     Inventories for continuing operations are stated at the lower of cost or market. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead.

     Investments
     -----------

     Investments as of January 1, 2000 consist of equity securities deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses, if applicable, reported within shareholders' equity.

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

4. INVENTORY

     Inventories consisted of the following (in thousands):

                                                  December 30,     January 1,
                                                      2000            2000
                                               -----------------  ------------

     Finished goods                               $      636
     Work-in-process                                     299
     Raw materials                                     1,637
     Less: reserve for obsolete inventory               (503)
                                               -----------------  ------------

     Total continuing operations
       inventories, net                           $    2,069       $
                                               =================  ============
     Total discontinued operations
       inventories, net                           $        -       $       70
                                               =================  ============

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                  December 30,     January 1,
                                                      2000            2000
                                               -----------------  ------------
     Property:
       Building and improvements                  $    2,286       $    3,300
       Plant, equipment, furniture
         and fixtures                                  5,809              500
                                               -----------------  ------------

                                                       8,095            3,800

         Less accumulated depreciation                  (798)            (739)
                                               -----------------  ------------

     Property and equipment for continuing
       operations, net                            $    7,297       $    3,061
                                               =================  ============

     Equipment, fixtures and other assets
       for discontinued operations, net           $        -       $       72
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

7. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                  December 30,     January 1,
                                                      2000            2000
                                                  ------------     ----------

     Accrued commissions                            $      62      $       46
     Accrued payroll and related liabilities                               27
     Accrued inventory purchases                          325             128
     Accrued warranty                                                      17
     Other                                              1,064             284
                                                  ------------     ----------

        Total accrued liabilities                   $   1,451      $      502

                                                  ============     ==========

8. NOTES PAYABLE

     Notes payable consisted of the following (in thousands):

                                                  December 30,     January 1,
                                                      2000            2000
                                                  ------------     ----------
     Notes payable,  interest only payments
     due in monthly  installments  of
     $4,993 at 12%  interest;  principal
     balance  due and payable in full
     December  15,  2001,  collateralized
     by all shares of the  Company's
     common stock, and the accounts receivable,
     inventory,  equipment and other tangible
     assets of the Company.                         $     499               -

     Note payable, interest  only  payments
     due in monthly  installments  of
     $6,750  at 12%  interest;  collateralized
     by first  deed of trust on property
     held for rent; retired in 2000.                $       -             675

     Note payable, unsecured short-term at 6%
     interest per annum; payable on demand; due
     for purchase of the PRC Companies.                   821               -
                                                  ------------     ----------

                                                    $   1,320       $     675
                                                  ============     ==========

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

     A summary of the activity within the plans follows:

                                                 Weighted
                                                 Average
                                    Number       Exercise    Aggregate
                                    of Shares    Price       Price
                                   ----------    --------    -----------

     Options outstanding at
         December 27, 1997           544,424     $  4.68     $2,548,000

         Options granted             116,250        1.33        154,600
         Options lapsed/canceled    (261,676)       4.57     (1,194,600)
                                   ----------    --------    -----------

     Options outstanding at
         December 26, 1998           398,998        3.78      1,508,000

         Options granted             280,000         .25         70,000
         Options lapsed/canceled    (128,550)       4.41       (566,819)
                                   ----------    --------    -----------

     Options outstanding at
         January 1, 2000             550,448        1.84      1,011,181

         Options exercised           (42,350)        .43        (18,401)
         Options granted             858,500        1.64      1,409,230
         Options lapsed/canceled    (231,250)       3.69       (852,501)
                                   ----------    --------    -----------

     Options outstanding at
         December 30, 2000         1,135,348     $  1.34     $1,549,509
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

                       Number of      Weighted     Weighted    Number of      Weighted
        Range of       Shares Out-    Average      Average     Shares Exer-   Average
        Exercise       standing at    Remaining    Exercise    cisable at     Exercise
        Prices         December 30,   Contractual  Price       December 30,   Price
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

     Had the measurement provisions of SFAS No. 123 been adopted, results of operations computed on a pro forma basis would have been as follows (in thousands, except per share information):


                                                     Years Ended
                           -----------------------------------------------------------------
                           December 30, 2000     January 1, 2000       December 26, 1998
                           ------------------    ------------------    ---------------------
                              As        Pro         As       Pro          As          Pro
                           Reported    Forma     Reported   Forma      Reported      Forma

     Net loss              $(4,080)  $(4,741)    $(3,650)  $(3,893)    $(14,588)  $ (14,898)
     Net loss per share:
         Basic             $  (.23)  $  (.27)    $  (.57)  $  (.61)    $  (2.36)  $   (2.41)
         Diluted           $  (.23)  $  (.27)    $  (.57)  $  (.61)    $  (2.36)  $   (2.41)


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

                                               Year Ended December 30, 2000
                                         ---------------------------------------

                                           Asia           USA           Total
                                          -------        ------        -------
     Revenue from external customers      $10,479        $7,325        $17,804
     Cash                                 $   766        $  119        $   885
     Fixed assets, net of accumulated
          depreciation                    $ 7,104        $  193        $ 7,297
     Total assets                         $11,810        $7,757        $19,567


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

     As a result of these transactions, the following net book values of assets purchased and liabilities assumed at December 30, 2000 and January 1, 2000 have been shown as net current and non-current assets of discontinued operations in the Consolidated Balance Sheet (in thousands):


                                              December 30,      January 1,
                                                  2000             2000
                                              ------------      ----------

     Accounts receivable, net                   $     24          $  1,504
     Inventory                                                          70
     Other assets                                                      758
                                              ------------      ----------

        Net current assets of
          discontinued operations                     24             2,332
                                              ------------      ----------

     Equipment, fixtures, and other
       assets (net of accumulated
       depreciation and allowance
       for write-downs of $218                                          72
                                              ------------      ----------

        Net non-current assets of
          discontinued operations                                       72
                                              ------------      ----------

     Total net assets of discontinued
            operations                          $     24          $  2,404
                                              ============      ==========

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

                              SUPPLEMENTAL SCHEDULE


                       SUPPLEMENTARY INFORMATION REQUIRED

                        UNDER THE SECURITIES AND EXCHANGE

                                   ACT OF 1934


                GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES

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

January 1, 2000

Allowances deducted from
asset accounts:
  Allowance for doubtful
  accounts                   $ 1,066     $   220       $   (280)      $ 1,006
  Obsolete inventory
  allowance                  $ 2,792     $     -       $ (2,750)      $    42

December 30, 2000

Allowances deducted from
asset accounts:
  Allowance for doubtful
  accounts                   $ 1,006     $     -       $   (878)      $   128
  Obsolete inventory
  allowance                  $    42     $   461       $      -       $   503


*  Balances written off, net of recoveries

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

     1.   Financial Statements (see Item 8.)

          o    Report of Independent Public Accountants (Perry-Smith LLP)

          o    Report of Independent Public Accountants (Arthur Andersen LLP)

          o    Consolidated  Balance  Sheets - December  30, 2000 and January 1,
               2000

          o Consolidated Statements of Operations - Years Ended December 30, 2000, January 1, 2000 and December 26, 1998

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GRANITE BAY TECHNOLOGIES, INC.,
                                    a California corporation


Dated:    July 30, 2001    By:      /s/ P. BLAIR MULLIN
        ----------------            --------------------------------------------
                                    P. Blair Mullin, President and Chief
                                    Financial Officer (Principal Executive
                                    Officer and Principal Accounting and
                                    Financial Officer)

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

23.1  Consent of Perry-Smith LLP

23.2  Consent of Arthur Andersen LLP

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