Form 10-Q/A
period 2001-03-31
MORROW SNOWBOARDS INC
filed 2001-08-01
CIK 866415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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
                        (in thousands, except share data)
                                     ASSETS

                                                                        March 31,         December 30,
                                                                          2001               2000
                                                                        ---------         ------------
Current assets:
    Cash and cash equivalents                                           $  1,287          $    885
    Accounts receivable,
      net of allowance for uncollectible accounts                          2,747             2,939
    Inventories                                                            1,678             2,069
    Prepaid expense                                                          489               207
    Other Assets                                                              --                51
    Net current assets of discontinued operations                             24                24
                                                                        ---------         ------------
       Total current assets                                                6,225             6,175
                                                                        ---------         ------------
 Property and equipment, net                                               6,832             7,297
                                                                        ---------         ------------
Other assets:
    Goodwill, net                                                          5,967             6,079
    Other assets, net                                                         12                16
                                                                        ---------         ------------
       Total other assets                                                  5,979             6,095
                                                                        ---------         ------------
       Total Assets                                                     $ 19,036          $ 19,567
                                                                        =========         ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                    $  2,113          $  2,860
    Accrued liabilities                                                    1,478             1,451
    Notes payable, short term                                              1,321             1,320
                                                                        ---------         ------------
       Total current liabilities                                           4,912             5,631
Long-Term Debt, Net of Current Portion                                       820                --
                                                                        ---------         ------------
                                                                           5,732             5,631
                                                                        ---------         ------------
Put options                                                                  238               201
                                                                        ---------         ------------
Shareholders' Equity
    Preferred stock, no par, 10,000,000 shares authorized
      no shares issued or outstanding                                         --                --
    Common stock, no par, 40,000,000 shares authorized,
       19,150,537 and 19,150,537 shares issued and outstanding            41,042            40,997
    Accumulated deficit                                                  (28,042)          (27,332)
    Cumulative translation adjustment                                         66                70
                                                                        ---------         ------------
       Total Shareholders' Equity                                         13,066            13,735
                                                                        ---------         ------------
       Total Liabilities and Shareholders' Equity                       $ 19,036          $ 19,567
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

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                 For the Three Months Ended March 31, 2001
                                      ---------------------------------------------------------------------------------------------
                                                                                                         Cumulative
                                       Common Stock                    Note          Accumulated         Translation
                                         Shares         Amount       Receivable         Deficit          Adjustment         Total
                                      -------------    ---------    -----------      -----------       --------------     ---------

Balance, January 1, 2001               19,150,537      $ 40,997     $         -      $ (27,332)        $         70     $  13,735
                                      -------------    ---------    -----------      -----------       --------------     ---------

   Comprehensive Income (Loss)
     Net loss                                                                             (710)                              (710)
     Change in Translation Admustment                                                                            (4)           (4)
                                                                                                       --------------     ----------
   Total Comprehensive (Loss)                                                                                                (714)
   Warrants Issued                                           45                                                                45
                                      -------------    ---------    -----------      -----------       --------------     ---------
Balance, March 31, 2001                19,150,537      $ 41,042     $         -      $ (28,042)        $          66      $13,066
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

     Going Concern

     The Company incurred net losses of $4,080,000, $3,650,000 and $14,588,000 for the fiscal years ended 2000, 1999, and 1998, respectively, which raised doubt about its ability to continue as a going concern.

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

4.   INVENTORY

     Inventories consisted of the following (in thousands):

                                                      March 31,     December 30,
                                                       2001             2000
                                                   --------------  -------------

     Finished goods                                $        421    $       636
     Work-in-process                                        330            299
     Raw materials                                        1,121          1,637
     Less: reserve for obsolete inventory                  (194)          (503)
                                                   --------------  ------------
     Total continuing operations inventories, net  $       1,678   $     2,069
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

Liquidity and Capital Resources

     The net cash position of the Company increased $402,000 from $885,000 at December 30, 2000 to $1,287,000 for the quarter ended March 31, 2001. Net cash used in operating activities for the three months ended March 31, 2001 was $481,000, resulting primarily from the net loss of $710,000 during the quarter, offset by depreciation and amortization charges of $438,000. Net cash provided by investing activities for the three months ended March 31, 2001, totaled
$33,000 resulting from disposals of equipment in excess of purchases of equipment. Net cash provided by financing activities for the three months ended March 31, 2001, was $821,000 resulting from the issuance of long-term debt.

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



                                              GRANITE BAY TECHNOLOGIES, INC.


                                           /s/ P. BLAIR MULLIN
                                               ---------------------------------
                                               P. Blair Mullin,  President (1)
                                               (Principal Executive Officer,
                                               Principal Accounting Officer
                                               and Principal Financial Officer)




(1) No Chief Executive Officer is appointed. Under the Company's Bylaws, if no Chief Executive Officer is appointed, the President acts in such capacity and has the authority of a Chief Executive Officer.