Form 10-Q
period 2001-06-30
MORROW SNOWBOARDS INC
filed 2001-08-14
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

     Commission File Number 0-27002

                         GRANITE BAY TECHNOLOGIES, INC.
              -----------------------------------------------------
                       (Formerly Morrow Snowboards, Inc.)
             (Exact name of Registrant as specified in its charter)

           California                                     93-1011046
 --------------------------------          -------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                           599 Menlo Drive, Suite 200
                            Rocklin, California 95765
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (916) 315-2021
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. xx yes no

The number of shares outstanding of the registrant's Common Stock, no par value, as of August 1, 2001, was 19,150,537.

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS                                 June 30,           December 30,
                                                                             2001                  2000
                                                                           ---------           ------------
Current assets:
    Cash and cash equivalents                                              $  1,560            $      885
    Accounts receivable,
        net of allowance for doubtful accounts of $140 and $127               3,701                 2,939
    Inventory                                                                 1,530                 2,069
    Prepaid expense                                                             463                   207
    Other assets                                                                 --                    51
    Net current assets of discontinued operations                                12                    24
                                                                           ---------           ------------
       Total current assets                                                   7,266                 6,175
                                                                           ---------           ------------
Property and equipment, net                                                   6,865                 7,297
                                                                           ---------           ------------
Other assets:
    Goodwill, net                                                             5,862                 6,079
    Other assets, net                                                            12                    16
                                                                           ---------           ------------
       Total other assets                                                     5,874                 6,095
                                                                           ---------           ------------
       Total assets                                                        $ 20,005            $   19,567
                                                                           =========           ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                       $  2,226            $    2,860
    Accrued liabilities                                                       1,742                 1,451
    Line of credit                                                              786                    --
    Current portion of long term debt                                         1,577                 1,320
                                                                           ---------           ------------
       Total current liabilities                                              6,331                 5,631

Long-term debt, net of current portion                                          805                    --
                                                                           ---------           ------------
       Total liabilities                                                      7,136                 5,631
                                                                           ---------           ------------
Put options                                                                     273                   201
                                                                           ---------           ------------
Shareholders' equity
    Preferred stock, no par, 10,000,000 shares authorized
      no shares issued or outstanding                                            --                    --
    Common stock, no par, 40,000,000 shares authorized,
       19,150,537 and 19,150,537 shares issued and outstanding               41,079                40,997
    Accumulated deficit                                                     (28,579)              (27,332)
    Cumulative translation adjustment                                            96                    70
                                                                           ---------           ------------
       Total shareholders' equity                                            12,596                13,735
                                                                           ---------           ------------
       Total liabilities and shareholders' equity                          $ 20,005            $   19,567
                                                                           =========           ============

The accompanying notes are an integral part of these consolidated financial statements.

                 GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                            For The Six Months Ended    For The Three Months Ended
                                                              June 30,       July 1,       June 30,      July 1,
                                                               2001           2000           2001         2000
                                                            -----------    -----------   -----------   -----------
Net sales                                                   $    8,951     $    9,188    $    4,843    $   6,606
Cost of goods sold                                               6,767          6,816         3,620        4,942
                                                            -----------    -----------   -----------   -----------
    Gross profit                                                 2,184          2,372         1,223        1,664
                                                            -----------    -----------   -----------   -----------
Operating expenses:
    Selling, marketing & customer service                          718            605           330          486
    Engineering, advance design and product
       management                                                  160             86            70           86
    General and administrative                                   2,332          2,745         1,179        1,660
                                                            -----------    -----------   -----------   -----------
       Total operating expenses                                  3,210          3,436         1,579        2,232
                                                            -----------    -----------   -----------   -----------
Operating loss                                                  (1,026)        (1,064)         (356)        (568)
                                                            -----------    -----------   -----------   -----------
Other income (expense):
    Lease Income                                                                   40                         40
    Interest expense                                              (264)           (48)         (176)         (21)
    Other income                                                    27             12             4            5
                                                            -----------    -----------   -----------   -----------
                                                                  (237)             4          (172)          24
                                                            -----------    -----------   -----------   -----------
Loss from continuing operations before income taxes             (1,263)        (1,060)         (528)        (544)
    Income tax benefit (expense)                                    --             --            --           --

Loss from continuing operations                                 (1,263)        (1,060)         (528)        (544)
                                                            -----------    -----------   -----------   -----------
    Income (loss) on discontinued snowboard operations              16             11           (12)          15
    Loss on disposition of snowboard operations                                    --                         --
    Loss on discontinued apparel operations                                      (321)                       (83)
    Loss on disposition of apparel operations                       --           (112)           --
                                                            -----------    -----------   -----------   -----------

Loss from discontinued snowboard and apparel
operations, net of taxes before extraordinary item                  16           (422)          (12)         (68)
                                                            -----------    -----------   -----------   -----------
Net loss                                                    $   (1,247)   $    (1,482)   $     (540)   $    (612)
                                                            ===========    ===========   ===========   ===========
Net loss per common share:
    Loss from continuing operations - basic                 $    (0.07)   $     (0.07)   $    (0.03)   $   (0.03)
    Loss from continuing operations - diluted               $    (0.07)   $     (0.07)   $    (0.03)   $   (0.03)

    Loss from discontinued operations - basic               $     0.00    $     (0.03)   $    (0.00)   $   (0.00)
    Loss from discontinued operations - diluted             $     0.00    $     (0.03)   $    (0.00)   $   (0.00)

    Net loss - basic                                        $    (0.07)   $     (0.09)   $    (0.03)   $   (0.03)
    Net loss - diluted                                      $    (0.07)   $     (0.09)   $    (0.03)   $   (0.03)

Weighted average number of shares used in
 computing per share amounts:
    Basic                                                   19,150,537     16,251,514    19,150,537   17,677,520
                                                            ===========    ===========   ===========  ===========
    Diluted                                                 19,150,537     16,251,514    19,150,537   17,677,520
                                                            ===========    ===========   ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                                                    Year to Date
                                                                           ------------------------------
                                                                            June 30,              July 1,
                                                                              2001                 2000
                                                                           ---------            ---------
Cash flows from operating activities:
     Net loss from continuing operations                                   $(1,263)             $(1,060)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization of goodwill                             665                  854
         Issuance of warrants                                                   82                   --
         Loss on retirement of fixed assets                                     --                   33
         Income (loss) on discontinued operations                               16                 (422)
         Provision for doubtful accounts                                        13                   66
         Other noncash expenses                                                 26                   --
         Loss on sale of Westbeach                                              --                  112
         Changes in operating assets and liabilities
            (net of business combinations)
           (Increase) decrease in accounts receivable                         (763)              (1,972)
           (Increase) decrease in inventories                                  539                  557
           (Increase) decrease in prepaid expenses                            (205)                 (17)
           (Increase) decrease in refundable deposits                           --                   54
           (Increase) decrease in other assets                                   4                  853
           Increase (decrease) in accounts payable                            (634)                 793
           Increase (decrease) in accrued liabilities                          291                  281
           Increase (decrease) in put options                                   72                   --
                                                                           ---------            ---------
         Net cash (used in) provided by operating activities                (1,157)                 132
                                                                           ---------            ---------
Cash flows from investing activities:
     Purchase of subsidiary                                                     --               (4,272)
     Acquisition of property and equipment                                     (16)                (143)
                                                                           ---------            ---------
         Net cash provided by (used in)  investing activities                  (16)              (4,415)
                                                                           ---------            ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                     --                4,338
     Payments on short term notes payable                                     (821)              (1,695)
     Proceeds from issuance of long-term debt                                1,883                   --
     Proceeds from line of credit borrowings, net                              786                   --
                                                                           ---------            ---------
         Net cash (used in) provided by financing activities                 1,848                2,643
                                                                           ---------            ---------
Increase (decrease) in cash and cash equivalents                               675               (1,640)
Cash and cash equivalents at beginning of period                               885                1,994
                                                                           ---------            ---------
Cash and cash equivalents at end of period                                 $ 1,560              $   354
                                                                           =========            =========
Supplemental Disclosures:
     Cash paid for interest                                                $   136              $    42
                                                                           =========            =========
     Cash paid to acquire PRC Companies                                    $   821              $ 4,272
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

                              GRANITE BAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     (in thousands, except share data)

                                                                                                   Cumulative
                                                    Common Stock               Accumulated         Translation
                                               Shares           Amount           Deficit            Adjustment           Total
                                           ------------       ---------        ------------        ------------        ---------

Balance, December 30, 2000                  19,150,537        $ 40,997         $ (27,332)              $ 70            $ 13,735
                                           ------------       ---------        ------------        ------------        ---------
    Comprehensive Income (Loss)
       Net loss                                                                   (1,247)                                (1,247)
       Translation adjustment                                                                            26                  26
    Net Comprehensive Income (Loss)                                                                                      (1,221)

    Warrants Issued                                                 82                                                       82
                                           ------------       ---------        ------------        ------------        ---------
Balance June 30, 2001                      $19,150,537        $ 41,079         $ (28,579)              $ 96            $ 12,596
                                           ============       =========        ============        ============        =========

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

     The Company operates in a single business segment of electronic parts and equipment.

     Going Concern

     The Company incurred net losses from continuing operations of $3,499,000 in fiscal year 2000 and has an accumulated deficit of $28,579,000, of which $23,817,000 is from discontinued operations, at June 30, 2001, which raised doubt about its ability to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.   INTERNATIONAL DISPLAYWORKS, INC.

     Acquisition

     On January 31, 2000, the Company acquired 100% of the outstanding shares of International DisplayWorks, Inc., ("IDW") a Delaware corporation, headquartered in Rocklin, California, through the issuance of 2,680,000 shares of common stock. The acquisition was accounted for using the purchase method of accounting. On February 1, 2000, IDW through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd. ("IDW HK"), acquired 100% of the shares of MULCD Microelectronics Company Ltd. ("MULCD") and IDW Shenzhen Technology Development Company, Ltd. ("IDWT"). MULCD and IDWT are engaged in the manufacturing and assembly of LCDs and modules in the Peoples Republic of China (together the "PRC Companies"). The PRC Companies manufacture LCDs and assemblies for the USA, Europe and Far East markets. On April 11, 2001, IDW completed a settlement with the Judicial Managers of Vikay Industrial Ltd. for all remaining amounts owing under the Sales and Purchase Agreement and the Supplemental Deed and Charge, thereby finalizing all matters relating to the acquisition on February 1, 2000 of MULCD Microelectronics Company Ltd. and Vikay Shenzhen Technology Development Company Ltd.

     IDW both directly and through its wholly owned subsidiary IDW HK markets Liquid Crystal Displays and products incorporating Liquid Crystal Displays, principally in Asia, the United States and Europe. Design and manufacture of such products are done at the Company's manufacturing facilities in the Peoples Republic of China, with a focus on high-volume Original Equipment Manufacturers ("OEMs") who are leaders in their fields. Unless the context indicates otherwise, IDW means IDW, IDW HK and the PRC Companies and references to IDW or IDW's electronics business is to the business conducted by the PRC Companies prior to their acquisition by IDW HK and by IDW and its subsidiaries. IDW HK also owns 100% of International DisplayWorks, Ltd., a British Virgin Island Company.

3.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Granite Bay Technologies, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 200l are not necessarily indicative of the results that may be expected for the 2001 fiscal year. For further information, refer to the consolidated financial statements and notes thereto include in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 30, 2000.

     The accompanying consolidated balance sheet at December 30, 2000, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

     Goodwill and Other Long-Lived Assets

     Goodwill of 6,473,905 resulting from the IDW acquisition is being amortized over 15 years using the straight-line method and is recorded net of accumulated amortization of $611,424 at June 30, 2001 and $395,628 at December 30, 2000.

     Net Loss Per Share

          The weighted average shares used in the calculation of net loss per share are computed as follows:

                                           Six Months
                                              Ended          Year Ended
                                            June 30,         December 30,
                                               2001             2000
                                          -------------     -------------
  Shares:
   Weighted average shares out-
    standing for basic earnings
   per share                               19,150,537         17,482,583
   Dilutive effect of stock options
     and warrants (1)                               -                  -
                                          -------------     -------------

   Weighted average shares out-
    standing for diluted earnings
    per share                              19,150,537         17,482,583
                                          =============     =============

     (1) The effect of potential common securities of 2,198,009 and 1,915,509 shares for the six months ended June 30, 2001, and the year ended December 30, 2000, respectively, are excluded from the diluted earnings per share calculation, as their effect would be antidilutive.

4.   INVENTORY

     Inventories consisted of the following (in thousands):

                                                 June 30,        December 30,
                                                   2001              2000
                                               -----------      --------------

     Finished goods                            $      406        $        636
     Work-in-process                                  320                 299
     Raw materials                                  1,307               1,637
     Less: reserve for obsolete inventory            (503)               (503)
                                               -----------      --------------
     Total inventories, net                    $    1,530        $      2,069
                                               ===========       =============

5.   LINE OF CREDIT

     On March 23, 2001, IDW executed a one year $3,000,000 credit facility from BFI Business Finance, under which the Company can borrow up to 80% of the value of its U.S. accounts receivable. The facility bears interest at 3% above the prime rate of Comerica Bank of California (with minimum interest on a outstanding balance of 1,000,000) and is collateralized by the assets of IDW and the receivables of IDW HK. The Company's borrowings were $786,000 at June 30, 2001.

6.   NOTES PAYABLE

     Notes payable consisted of the following:


                                                                                      June 30,              December 30,
                                                                                        2001                    2000
                                                                                    ------------            ------------
                                                                                                 (in thousands)
                                                                                    ------------------------------------

  Notes payable, including $249,000 payable to members of the Company's board of directors, interest only payments due in monthly
    installments of $4,993 at 12.68% interest; principal balance due and payable in full April 15, 2002, collateralized by common stock of
    International DisplayWorks, Inc., and the accounts receivable,
    inventory, equipment and other tangible assets of the Company.                 $     499               $       499

  Notes payable, interest only payments due in monthly installments of
    $6,750 at 12% interest; principal balance due and payable in full
    April 15, 2002, collateralized by the common stock of International
    DisplayWorks, Inc., and the accounts receivable, inventory, equipment
    and other tangible assets of the Company.                                            675                          -

  Note payable, unsecured short-term at 6% interest
    annum; payable on demand; due for purchase
    of the PRC Companies                                                                   -                        821

  Note payable, at 6.33% interest per annum; the
    principal due in three annual installments;
    collateralized by a building.                                                      1,208                          -
                                                                                    ------------            ------------
                                                                                       2,382                      1,320
  Less current portion                                                                 1,577                      1,320
                                                                                    ------------            ------------
                                                                                    $    805                $          -
                                                                                    ============            ============

     Put Option

     In connection with a private sale of 133,333 shares of common stock for $201,000 during the quarter ended September 30, 2000, the Company entered into an agreement with a shareholder where the shareholder has the right to require the Company, beginning August 24, 2001, and continuing thereafter for a period of thirty days, to redeem all or a stated portion of the shares of common stock issued to the shareholder at a redemption price of $2.25 per share (put option). The amount related to the Company's $300,000 potential repurchase obligation has been reclassified from shareholders' equity to put options. Interest expense of $72,000 was recorded against this option for the six months ended June 30, 2001. The Company has received notification from the shareholder of intent to exercise this option.

8.   SHAREHOLDERS' EQUITY

     Stock Option Plans

     During the six months ended June 30, 2001, the Company granted 175,000 options to selected executives and employees under the employee stock option plan. During the same period, 112,500 options have been canceled or have expired.

     Stock Warrants

     The Company, from time to time, has issued stock warrants as payments for fees, interest and services rendered. During the six months ended June 30, 2001 the Company issued 220,000 warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to Granite Bay Technologies, Inc. (the "Company," "we" or "us") or its management, including without limitation, IDW (as defined herein) and the Company's other subsidiaries, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers to consider the important factors, among others, that in some cases have affected and in the future could affect the Company's actual results and could cause actual consolidated results for fiscal year 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the Company's change in business lines, the ability to obtain capital and other financing in the amounts and times needed, realization of forecasted income and expenses by the PRC Companies (as defined herein), initiatives by competitors, price pressures, changes in the political climate for business in the People's Republic of China, the loss of one or more of IDW's significant customers, risk factors listed from time to time in the Company's SEC reports including in particular, the factors and discussion in the 2000 10-K/A and risk factors listed below.


     Other factors, many of which could be beyond the Company and IDW's control, include the following:

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

     o    Continuation of IDW's wage cost advantage;

     o    The cyclical nature of the electronics industries;

     o    Technological changes and technological obsolescence; and

     o    Competition and competitive pressure on prices.


Overview

     We design and manufacture a wide range of display products including liquid crystal displays ("LCD") and LCD modules, turnkey assemblies, front panel display systems, printed circuit board assemblies for use in end products of Original Equipment Manufacturers ("OEMs") and products incorporating LCD's for use in telecommunications and other electronics equipment, including appliance controllers, and personal communications devices. Our major business operations are conducted through International DisplayWorks, Inc., a Delaware corporation, ("IDW"), and its wholly owned subsidiary, International DisplayWorks (HK) Ltd. ("IDWHK"), a company organized under the laws of Hong Kong, and its wholly-owned subsidiaries, (i) MULCD Microelectronics Company Ltd. and (ii) IDW Shenzhen Technology Development Company Ltd. (the "PRC Companies"). IDW, IDWHK and the PRC Companies operate as an integrated company.

     The Company's principal asset consists of its equity interest in IDW. A wide variety of factors will affect IDW's operating results and could adversely impact its net sales and profitability. Significant factors in IDW's success will be its ability to establish and, in certain cases, re-establish (following acquisition from the Judicial Managers) design and manufacturing relationships with key OEM customers that will generate sufficient orders, including orders of higher margin products, to increase revenues and profitability. Although IDW products are incorporated in a wide variety of communications, consumer and appliance products, approximately 27% of its total sales in 2000 were for display modules used in the consumer appliance industry and 8% for use in automotive industry (primarily car radios). A slowdown in demand for these types of products that utilize IDW's devices as a result of economic or other conditions and the market served by IDW or other factors could adversely affect IDW's operating results. IDW's products are sold into an industry characterized by increasingly rapid product turnaround, increasingly shorter lead times, product obsolescence, order cancellation and other factors that make it difficult to forecast future orders, production and personnel needs and other resource requirements with a high level of certainty. IDW's ability to anticipate such factors and respond to them in a timely fashion will affect its ability to utilize its manufacturing capacity effectively, maintain a proper product mix and avoid downtimes due to product conversions and other factors. Such uncertainty also creates difficulties in maintaining adequate supplies of raw materials to meet shifting customer needs and customer orders placed on short notice.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2001 and July 1, 2000

     Continuing Operations. The Company's continuing operations consist of IDW and the IDW HK subsidiaries, MULCD and VKSTD (the "PRC Companies"), which manufacture liquid crystal displays and assemblies. These continuing operations stem from the acquisition of IDW on January 31, 2000, and the acquisition of the PRC Companies on February 1, 2000. The Company sold its Morrow business to K2 in March 1999 and its Westbeach business to Westbeach Sports, Inc. in November 1999. As a result of these transactions, all continuing operations of Morrow and Westbeach ceased. The following discussion and analysis only includes the continuing operations of IDW and the IDW HK subsidiaries.

     Net Sales. Net sales decreased 27% from $6,606,000 for the quarter ended July 1, 2000 to $4,843,000 for the quarter ended June 30, 2001, resulting from the completion of a significant customer order in 2000 with no replacement order in 2001. Net sales decreased 3% from $9,188,000 for the six months ended July 1, 2000 to $8,951,000 for the six months ended June 30, 2001.

     Gross Profit. Gross profit decreased 27% from $1,664,000 for the quarter ended July 1, 2000 to $1,223,000 for the quarter ended June 30, 2001, which reflects the percentage decrease in sales for the same period. The gross margin percentage remained at 25% for the same comparative quarters. Gross profit decreased 8% from $2,372,000 for the six months ended July 1, 2000 to $2,184,000 for the six months ended June 30, 2001. The gross margin percentage decreased 1.5% for the comparable six-month period.

     Operating Expenses. Operating expenses consist of selling, marketing, customer service, engineering and general and administrative expenses. Operating expenses decreased 29% from $2,232,000 for the quarter ended July 1, 2000 to $1,579,000 for the quarter ended June 30, 2001. These decreases result from the closing of the Singapore sales and engineering office and other cost reduction efforts by the company. Operating expenses decreased 7% from $3,436,000 for the six months ended July 1, 2000 to $3,210,000 for the six months ended June 30, 2000.

     Selling, Marketing and Customer Service. Selling, marketing and customer service expenses decreased 32% from $486,000 for the quarter ended July 1, 2000 to $330,000 for the quarter ended June 30, 2001. This decrease resulted primarily from the closure of the Singapore sales office. Significant elements of this expense consist of employee related expenses of $137,722, commission expense of $113,881, and rent expense of $24,040 for the quarter ended June 30, 2001. Selling, marketing and customer service expenses increased 19% from $605,000 for the six months ended July 1, 2000 to $718,000 for the six months ended June 30, 2001. This increase for the six-month period reflects the absence of the Singapore office during the same period in 2000. Significant elements of this expense consist of employee related expenses of $333,209, commission expense of $228,582 and rent of $50,060 for the six months ended June 30, 2001.

     Engineering. Engineering expenses decreased 17% from $86,000 for the quarter ended July 1, 2000 to $70,000 for the quarter ended June 30, 2001. This decrease resulted primarily from the closure of the engineering office in Singapore. Significant elements of this expense consist of employee related expenses of $51,263, rent expense of $3,260 and travel and lodging of $8,982 for the quarter ended June 30, 2001. Engineering expenses increased 86% from $86,000 for the six months ended July 1, 2000 to $160,000 for the six months ended June 30, 2001. This increase for the six-month period reflects the absence of the Singapore office during the same period 2000. Significant elements of this expense consist of employee related expenses of $106,182, rent expense of $8,012 and travel and lodging expense of $23,103 for the six months ended June 30, 2001.

     General and Administrative. General and administrative expenses decreased 29% from $1,660,000 for the quarter ended July 1, 2000 to $1,179,000 for the quarter ended June 30, 2001. This decrease represents the continuing efforts of the company to reduce costs. Significant elements of expense consist of employee related expenses of $479,592, professional fees of $239,879, amortization of goodwill of $107,895, rent telephone and utilities of $80,167, insurance of $54,996 and local government fees of $43,530. General and administrative expenses decreased 15% from $2,745,000 for the six-month period ended July 1, 2000 to $2,332,000 for the six-month period ended June 30, 2001. Significant elements of expense consist of employee related expenses of $1,020,469, professional fees of $394,296, amortization of goodwill of $215,793, rent telephone and utilities of $148,290, insurance of $124,695 and local government fees of $87,009.

     Interest Expense. Interest expense was $176,000 and $264,000 for the three and six months ended June 30, 2001, which relates to payments on collateralized notes payables. Interest expense was $21,000 and $48,000 for the three and six months ended July 1, 2000. This increase is due to the additional obligations owed by the Company and the issuance of warrants by the Company for additional financing.

     Net Loss. The net loss from continuing operations for the three and six months ended June 30, 2001 was $528,000 and $1,263,000, respectively. Net loss from continuing operations for the three and six months ended July 1, 2000 was $544,000 and $1,060,000, respectively.

Market Risk

The Company derives the majority of its income in US dollars, but incurrs significant expenses in RMB and Hong Kong dollars for which it maintains cash balances in rediness to meet these payment commitments. These balances expose the Company to fluctuations in foreign currency exchange rates. The Company currently holds foreign currencies, which translate into $878,469 using the quarter-end exchange rate. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $87,847. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices, or marketable equity security prices. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in interest rates would have a material effect on the Company's cash flow.

Liquidity and Capital Resources

The consolidated net cash position of the Company increased $675,000 from $885,000 at December 30, 2000 to $1,560,000 for the six months ended June 30, 2001. Net cash used in operating activities for the six months ended June 30, 2001, was $1,157,000 resulting primarily from an increase in accounts receivable and a decrease in accounts payable. Net cash provided by financing activities for six months ended June 30, 2001, was $1,848,000 resulting primarily from the issuance of long-term debt. The net cash position of the Company decreased $1,576,000 from 1,930,000 at January 1, 2000 to $354,000 for the six months ended July 1, 2000. Net cash used for investing was $4,415,000 for the acquisition of the PRC companies. Net cash provided by financing for the six months ended July 1, 2000 was $2,643,000 primarily from the issuance of common stock.

The Company has fixed debt repayments obligations throughout the balance of 2001 totaling $300,000 due in October 2001. In addition, IDW has contracted for the supply of equipment in conjunction with Chip-On-Glass (COG) production of approximately $1,000,000 of which a deposit of $135,000 has been made and an additional $400,000 is due on delivery in the third quarter. Further, the Company is evaluating plans for additional capital expenditures of up to $1,500,000 for the purpose of expanding and improving production capabilities.
Much of this is considered discretionary in nature and can be completed as conditions warrant. Finally, IDW could continue to have operating losses for the remainder of 2001.

Management believes IDW has sufficient funds and will generate sufficient cash to cover working capital requirements and repay its debt obligations. It has borrowed against its unencumbered assets including obtaining a line credit based on its US accounts receivable in the first quarter, obtaining a loan against its manufacturing facility in the second quarter and is completing the formalities on a line of credit based on its Hong Kong accounts receivable expected to be available in the third quarter. Management believes with the initiatives outlined above it will meet with its obligations during the balance of 2001. However, there can be no assurance that the Company will be able to complete its financing plans and thus undertake the capital projects desired or that sufficient working capital will be generated from operations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in the litigation and proceedings described below.

     Nicholas Steenolsen vs. Squaw Valley Ski Corporation, Granite Bay Technologies, Inc., Morrow Snowboards, Inc., et al., Superior Court of California, Los Angeles County, Case No. BC243817, a complaint for personal injuries that arose from plaintiff's use of a snowboard allegedly manufactured by Morrow Snowboards, Inc. The complaint seeks unspecified general damages and unspecified past and future medical expenses. We are preparing a motion for summary judgment against the plaintiff based on preliminary discovery. If we are successful on our motion for summary judgment, we intend to file a motion for summary judgment of the cross complaint for indemnity based on the summary judgment on the merits of the plaintiff's case.

ITEM 2.  CHANGES IN SECURITIES.

     For the quarter ended June 30, 2000, the Company granted options to purchase 50,000 shares of Common Stock to a Company's employee pursuant to the 2000 Equity Incentive Plan at an exercise price of $0.58 per share. On April 4, 2001, the Company granted warrants to purchase 100,000 shares of common stock of the Company at $0.60 per share to BFI Business Finance for the one year $3,000,000 line of credit. The warrants expire on April 3, 2006.

     The issuance of these options and warrant were made by the Company in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, Rule 506 of Regulation D promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the agreements for those options and warrants contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          -None-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          -None-

ITEM 5. OTHER INFORMATION

          -None-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               -None-

          (b)  Reports on Form 8-K

          The Company filed Form 8-K/A6 on May 1, 2001, to include revised and audited financial statements of MULCD Microelectronics (Shenzhen) Co. Ltd. and Vikay Science & Technology Development (Shenzhen) Co. Ltd., which were acquired by the Company from Judicial Managers on February 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GRANITE BAY TECHNOLOGIES, INC.


Date:  August 14, 2001      /s/  IAN N. BEBBINGTON
                                 ---------------------------------------------
                                 Ian N. Bebbington, Chief Financial Officer
                                 (Principal Accounting Officer and Principal
                                 Financial Officer)