Form 10-K
period 2001-10-31
MORROW SNOWBOARDS INC
filed 2002-02-28
CIK 866415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Period Ended: October 31, 2001

                         Commission File Number: 0-27002

                        INTERNATIONAL DISPLAYWORKS, INC.
                    (Formerly Granite Bay Technologies, Inc.)
             (Exact name of Registrant as specified in its charter)

           Delaware                                   94-3333649
           --------                                   ----------
   (State or Incorporation)              (I.R.S. Employer Identification No.)

 599 Menlo Drive, Suite 200, Rocklin, California           95765
 -----------------------------------------------           -----
    (Address of principal executive offices)             (Zip Code)

                                 (916) 415-0864
               (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                         X   Yes                 ___ No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [ ]

Aggregate Market Value of the voting stock held by non-affiliates of the registrant based on the closing sale price as reported by Bulletin Board on January 31, 2002 is $3,378,099.

The number of shares of the registrant's common stock, no par value, outstanding on January 31, 2002 was 19,321,246.

Documents incorporated by reference:  None.

     With the exception of historical facts stated herein, the matters discussed in this Form 10-K are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of International DisplayWorks, Inc. and its subsidiaries, (the "Company"), projected costs and expenses related to the operations of the Company, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Factors That May Affect Future Results." Readers of this Form 10-K are cautioned not to put undue reliance on "forward looking" statements, which, by their nature, are not reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

                                     PART I
ITEM 1.  BUSINESS

     Granite Bay Technologies, Inc. ("GBAY"), merged into its wholly owned subsidiary, International DisplayWorks, Inc. (the "Company," "IDW,", "we" or "us") on October 31, 2001. IDW assumed the reporting obligations of GBAY. As a result of the merger, the Company is now a Delaware corporation. GBAY was originally incorporated under Oregon law as Morrow Snowboards, Inc., to manufacture and market snowboard equipment and apparel. In 1999, we sold the snowboard business to K2 and the apparel business to Westbeach and on January 31, 2000, we purchased all of the outstanding shares of Common Stock of IDW from four private investors and IDW became our wholly owned subsidiary. On February 1, 2000, IDW acquired through its wholly-owned subsidiary, International DisplayWorks (HK) Ltd. ("IDWHK"), a company organized under the laws of Hong Kong, SAR, all of the shares of MULCD Microelectronics Company Ltd. ("MULCD") and IDW Shenzhen Technology Development Company Ltd. ("IDWT"), companies organized under the laws of the People's Republic of China from Vikay Industrial Ltd., a Singapore company operating under judicial management ("Vikay Group"). (IDW, IDWHK, MULCD, and IDWT are collectively referred to as "IDW," the "Group," the "Company," "we" or "us") (MULCD and IDWT are collectively referred to as the "PRC Companies"). IDW Singapore was incorporated by the Company in the third quarter of 2000 and discontinued operations in June of 2001 as a result of general cost cutting and reorganization programs.

     The principal business of the Group is conducted through IDW, IDWHK and the PRC Companies. IDW has adopted October 31st as its fiscal year end and is thus reporting for the ten-month period ending October 31, 2001. The following discussion is presented on a consolidated basis, and analyzes the financial condition and results of operations of IDW and its subsidiaries for the ten-month fiscal period ended October 31, 2001.

     Our headquarters are located in Rocklin, California. We design and manufacture a wide range of display products including liquid crystal displays ("LCD"), LCD modules, turnkey assemblies, front panel display systems, and printed circuit board assemblies for use in the end products of Original Equipment Manufacturers ("OEM") and products incorporating LCDs for use in telecommunications and other electronics equipment, including appliance controllers, and personal communication devices.

     The LCDs and circuits we design and manufacture are used in telecommunications (cell phones and other wireless communication devices), as well as in medical equipment, household appliances, utility applications, automotive equipment, retail and office equipment and consumer electronic products. Targeted areas for new applications include office equipment (copiers, facsimile machines, and printers), high-resolution graphic display products for personal digital assistants ("PDA") and small computers and map displays. We are maintaining an efficient display manufacturing operation that will include the latest product and production technologies and high production yields. The design and manufacturing of our products is conducted in our facilities in the PRC where we employ approximately 1,300 people.

     The PRC Companies were purchased from the Vikay Group, while it was under Judicial Management in Singapore. Judicial Management is a form of bankruptcy proceeding in Singapore. The PRC Companies had higher sales prior to their parent entering Judicial Management. We are actively working to re-build revenues throughout the group by focusing on accounts located throughout the world, some of which are relationships lost during the Judicial Management era, and some of which are new relationships we have been developing since the acquisition. To remain competitive, we are expanding production technology and capabilities, improving the organization and deployment of the staff at the manufacturing facilities and increasing the level of senior management supervision. We are focusing on high-volume production and management support to increase yields and decrease unit costs, reducing inventories through careful planning and scheduling, increasing design staff to support new projects and product development and reducing overall costs. We have established internal systems to improve the level of communications among the factory, sales offices and customers to reduce lead times for price quotations, design and production.

     These internal changes lay the foundation for the future development of the Group and give us strength in designing prototypes and producing products on a timely and cost-efficient basis, including a wide variety of custom design, high-quality display modules required in the end products of OEMs and increase the volume and efficiency throughout our LCD line.

Industry Overview

The Technology

     Since the commercial production of the first light emitting diodes ("LED") in the 1960s and twisted nematic ("TN") liquid crystal displays in the 1970s, the use of LCD and LED indicators has become widespread in industrial and consumer electronics products with LCD now the predominant technology. These technologies were developed to overcome limitations in uses, principally in terms of size, life and power consumption of standard displays or indicators.

     An LCD modifies light that passes through or is reflected by it, rather than emitting light like an LED. An LCD generally consists of a layer of liquid crystalline material suspended between two glass plates. The crystals align themselves in a predictable manner, which changes when stimulated electrically. The change in alignment produces a visual representation of the information desired when used in conjunction with polarizers and either an external light source or natural ambient light.

     The flexibility of liquid crystal technology allows for easy customization in both size and design. Displays are manufactured in sheet form and the images can be changed by generating artwork to the customer's requirements. Display size can be controlled by programming the cutting tool to the desired dimensions. There is no significant additional manufacturing cost for a fully custom display that allows each product to have its own unique appearance such as icons, annunciators and color printing.

The Industry

     OEMs often design their products to contain unique display modules and features as a highly cost-effective means of differentiating their products from those of competitors. OEMs then make the decision whether to use standard devices, design and produce devices in-house or outsource design and/or production. In making the decision, OEMs often recognize that their greatest strengths are consumer recognition of their brand names, market research and product development expertise and effective sales and distribution channels rather than in manufacturing. OEMs also recognize that the time constraints and limitations of available resources often preclude them from maintaining the specialized in-house expertise and equipment necessary to design and manufacture custom devices and those standard "off-the-shelf" devices are not always available. As a result, many OEMs outsource the design and production of devices and components in which they lack the requisite technology and expertise and focus their resources on the areas where they have the greatest expertise and leverage. Outsourcing allows them to gain access to specialized design and manufacturing technology and expertise, accelerate the design process, and reduce their own investment in equipment, facilities, and the personnel necessary for specialized design and production. By reducing design and manufacturing costs by utilizing the specialized resources of a supplier, such as ourselves, and concentrating their resources on their strengths in the production and distribution of their core products, they can maximize profitability and reduce risk and time to market. Our specialization on design and production provides a partnership advantageous to both parties and provides value through focus and economies of scale. This is further enhanced by locating our manufacturing operations in the PRC.

     Several major OEMs in the electronics industry have announced their decision to outsource production of components and final assembly of end products, including major cellular phone, PDA manufacturers and many others. We believe that these decisions have been made to allow major OEMs to concentrate on designing concepts for finished products, marketing the finished product and to better control costs by reducing the need for specialized equipment, while the Company can produce products for multiple companies. IDW expects to benefit from these decisions because it will provide us with more design input and create more value-added opportunities, resulting in increased module and assembly business, and solidified relationships, while providing our customers with quality, reliability and lower overall product and service costs.

     The estimated world market for segmented and character LCDs only is reported to be $1.3 billion, of which $225 million is in North America. The module and assembly market is of significantly greater size than the LCD market.

Products and Service

     Our products consist of LCDs and subassemblies, ranging from the low-end LCDs for calculators, watches and electronic games to STN-LCDs for use in applications that require high multiplex rates and wide viewing angles. Such devices are used in cellular telephones, consumer appliances, office equipment, bar code readers, hand held computers, automotive equipment and medical electronics. The display company, MULCD, produces the LCDs. The electronics company, IDWT, designs and manufactures customized LCD modules adding value to the basic displays with electronics, keypads, interface circuitry, back lighting and mounting hardware. This division also produces assemblies without LCDs. IDWT has production and design capability in module processes, including chip-on-glass (COG), surface mount technology ("SMT"), chip-on-board ("COB"), chip-on-film ("COF"), tape automated bonding ("TAB"), keypads and back lighting.

     We currently emphasize custom-design display modules. We believe that custom devices will represent approximately 90% of our sales and the best opportunity for higher profits and potential growth. For each custom device, we work directly with our customer to develop and produce the original design and then manufacture the device in accordance with the customer's specifications. We identify the specific needs of existing and prospective customer's applications. We then assign a cross-functional team of our engineers to a custom design project to develop the product working with the customer's engineers throughout the design phase, prototype development and manufacturing process. This effort results in a complete system or product, which requires a specific visual display (cellular telephones, medical instruments or hand-held data collection devices). We, also, have an inventory of completed designs that are currently generating revenue and are expected to generate additional revenue in the future.

     We are instituting a careful marketing and customer selection process to more closely align our growth and development with that of the customers and industries, which offer the greatest opportunity for growth. Our research and development is focused upon technological developments and products that meet the current and future requirements of those industries and companies.

     With our LCD manufacturing line at the MULCD facilities, we are focusing our efforts on creating advanced display technologies. These advanced display technologies will allow us to provide customers with differentiating products or products that provide higher information content than either custom or standard devices.

Manufacturing

     We have a broad range of production processes to manufacture a variety of LCD types and features, including TN and STN displays, which incorporate a wide variety of interface technologies, as well as appearance and environmental options. MULCD, the display subsidiary, has a state-of-the-art, fully automated, LCD front-end sheet processing production line that started in 1998, supported by back-end processing and testing operators. MULCD's LCD line was awarded an ISO 9001 certification for quality. (ISO is a quality standard established by the International Organization for Standardization.)

     IDWT, the module and assembly subsidiary is an ISO 9001 certified display module and assembly production facility. Current manufacturing technologies are COG, COB, SMT, TAB assembly and heat seal flex circuitry assembly to which we are adding QVGA. IDWT has the option to buy displays from outside sources in order to expand its production capabilities or to have a second source to meet customers' requirements. IDWT's production capabilities include SMT lines for high-speed electronic component placement and production lines for LCD Modules, PCB assemblies. IDWT also produces printed circuit board assemblies without LCDs.

     Wage costs for manufacturing are currently materially lower in China than in the mature markets of the West. We are thus positioned with a competitive advantage to compete effectively for business in the United States and Europe as well as Asia. IDW may be less able to compete for customers outside China or with companies with closer manufacturing facilities if this wage advantage were to decrease or other cost differentials affecting IDW's ability to provide products at competitive prices were eroded.

     We seek to increase our value to customers by providing responsive, flexible, total design and manufacturing services. To date, manufacturing services have been concentrated towards the manufacture of LCDs and assembly of custom design display modules. IDW will provide extended manufacturing services beyond those base services if the customer requests them. Extended services include design, process development and turnkey manufacturing.

Quality Control

     IDW has an aggressive quality control program and maintains quality systems and processes that meet or exceed the requirements set by many leading OEMs and competitors in our targeted industries. IDW's quality control program is based upon Total Quality Management ("TQM"). IDW routinely performs product testing on its standard and custom products to ensure product reliability and quality. IDW analyzes test results and takes actions to adjust the manufacturing process or enhance product design and quality. IDW's customers generally evaluate price in the quotation process, while delivery and quality are evaluated after the product is shipped. Therefore, many customers evaluate a company's quality by reviewing the quality systems employed. IDW's receipt of an ISO 9001 certification for quality for the MULCD facility and an ISO 9001 certification for the IDWT facility give its clients assurance as to IDW's quality control processes. IDW is also certified with QS9000 for automotive products, which qualifies it to work with North American automakers.

Sales and Marketing

     IDW  has  sales  representative   organizations  and  a  network  of  sales
representatives covering North America and the key markets in the Far East and Europe, including Hong Kong, Singapore,

Malaysia, Taiwan and PRC. In support of our sales force, we employ design and sales support engineers for technical backup.

     IDW's sales in Asia were approximately 43% of total sales in fiscal year 2001, primarily concentrated in the Hong Kong market. The United States accounted for 52% of total sales and Europe accounted for approximately 5% of total sales in fiscal year 2001.

Customers

     IDW operates under Non-Disclosure Agreements with many of its major customers and thus, cannot provide specific customer details. Our largest customer accounted for approximately 35% of sales in fiscal year 2001. Sales to our five largest customers represented more than 57% of sales in fiscal year 2001.

Research and Development

     IDW is currently developing wide temperature LCD displays for automotive, appliance and outdoor utility meters; high density graphic displays for handheld computers, cell phones and personal digital assistants; cold cathode and white LED backlighting for black and white, half tone and color displays; and is developing standard and custom chip-on-glass displays for personal products and appliances.

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

Seasonality and Backlog

     IDW's business experiences a minimal amount of seasonality. Our production tends to ramp up in the second calendar quarter, continuing through the fourth quarter, but declines somewhat in the first quarter leading up to and immediately following the Chinese Lunar New Year. Our manufacturing facility is closed during the Chinese Lunar New Year. We attempt to produce our customers requirements prior to the plant shut down. Chinese Lunar New Year occurs in late January to early February. As of October 31, 2001, IDW had a backlog of orders in excess of $4.1 million scheduled for delivery in fiscal 2002. The changing economic environment has encouraged customers to place orders on a shorter order cycle, thus reducing overall value of IDW's backlog. However, customers are ordering consistently and on a more frequent basis. We believe that IDW will continue to receive orders from its key customers, resulting in increased revenues overall.

Intellectual Property

     IDW relies upon a combination of trade secrets, confidential procedures and contractual provisions to protect its intellectual property. IDW's core business is not dependent on any patent or trademark protection and IDW does not expect to seek patent protection for any technology in the near future and does not presently hold any patents for existing technology.

Raw Materials/Suppliers

     The principal raw materials used in producing IDW's products consist of raw and coated glass, polarizers, liquid crystal, chemicals, PCBs, driver ICs, molded plastic parts, electronic components and packaging materials. The PRC Companies electric power plant requires the use of diesel fuel to generate electricity. IDW has alternative sources of supply for the majority of these materials and believes that additional sources would be available if any of our existing suppliers were to go out of business or not be able to furnish materials. Several of these materials, however, must be obtained from foreign suppliers, which subjects IDW to the risk inherent in obtaining materials from foreign sources, including currency fluctuations and supply interruptions. IDW's ability to produce a significant percentage of its requirements for LCD glass has reduced its dependence on foreign LCD glass suppliers. The PRC Companies are evaluating the opportunity to switch to the local utility power grid, which would eliminate the need for consuming diesel fuel to generate electricity.

Employees

     As of October 31, 2001, the Company and its subsidiaries employed approximately 1,300 persons. Of those, most are employed by the PRC Companies, with 9 employed by IDW in California, and 18 by IDW HK in Hong Kong. Over 90% of our employees in the PRC Companies work in manufacturing. We consider our relationships with employees to be good and that compensation provided to our employees is similar to comparable employers in the same geographic markets and industry. Our employees do not belong to a union or other collective bargaining unit.

Environmental

     IDW's operations generate small amounts of hazardous waste as manufacturing byproducts, including various gases, epoxies, inks, solvents and other wastes. The PRC Companies also operate a diesel-fired electricity plant on its property. As IDW's operations expand, the amount of such hazardous waste produced may increase. Over time, hazardous waste has received increased regulation from federal, state, local and international governments. Our operations comply with all applicable environmental regulations and all hazardous waste is being stored, used, and disposed of in accordance with applicable laws.

Competition

     IDW believes that there are many competitors in its industry. Some of these competitors are presently larger companies that are believed to have greater financial, technical, marketing, manufacturing, research and development and personnel resources than IDW. IDW's success, including its revenue and profitability, depends substantially on its ability to compete with the other suppliers of display modules. There is no assurance that IDW will continue to be able to compete successfully with such companies. There are also other companies in the electronics industry that have significantly greater resources than the Company and these other companies could decide to enter the LCD market and become major competitors. However, we believe that IDW can compete favorably on the basis of customer relationships, service, technical innovation, design capability, product performance, cost, quality and timely delivery. To remain competitive and increase market share, IDW needs to develop more sophisticated, higher-end LCD displays.

ITEM 2.  PROPERTY

     The PRC Companies own manufacturing facilities which consist of three buildings totaling approximately 270,000 square feet situated on four acres of leased land in Heng Gang Industrial Estate located 30 minutes from the center of the city of Shenzhen, PRC and about one hour from Hong Kong. The buildings are approximately eleven years old, the LCD production line approximately four years old, the SMT production machinery approximately two to four years old. There is sufficient land to accommodate future expansion and growth of the business. There is additional production floor space for available support and expansion of IDW's manufacturing operations. The PRC Companies' facilities are on land leased pursuant to a 50-year land lease expiring in 2043 at an annual land rent of approximately $70,000, subject to certain periodic rent increases. We also lease dormitory facilities for our production employees on an adjacent property from the local government.

     The Group's corporate offices consist of 9,300 square feet in an industrial park in Rocklin, California. The lease is for a term of 62 months and expires in April 2005. Besides the base rent of $105,000 per year, IDW pays a proportionate share of operating expenses of approximately $25,000 per year. In February of 2002, the warehouse facility will be returned to the landlord reducing the square footage occupied to 4,700. The annual base rent will be reduced to $69,000 and an additional $12,000 for operating expenses.

ITEM 3.  LEGAL PROCEEDINGS

     The company is currently involved in the litigation and proceeding described below.

Nicolas Steenolsen vs. Squaw Valley Ski Corporation, Granite Bay Technologies, Inc., Morrow Snowboards, Inc., et al., Superior Court of California, Los Angeles County, Case No. BC243817, a complaint for personal injuries that arose from plaintiff's use of a snowboard allegedly manufactured by Morrow Snowboards, Inc. The complaint seeks unspecified general damages and unspecified past and future medical expenses. The Company is defending the action. Indications are that the company will be dismissed from this action, but there has been no ruling to that affect. There is no basis for determining amount of damages or probability of recovery at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on October 11, 2001 at the company's corporate headquarters in Rocklin, California the shareholders elected the following persons as directors of the Company:

Name                     Votes For           Votes Against        Withheld
----                     ---------           -------------        --------
Stephen C. Kircher       14,677,611                0               15,380
William H. Hedden        14,677,611                0               15,380
Anthony G. Genovese      14,577,711                0              115,280
Timothy Nyman            14,677,611                0               15,380
Ronald Cohan             14,677,611                0               15,380

     The Shareholders approved the Company to change of its state of incorporation from California to Delaware effective through a merger of Granite Bay Technologies, Inc. into its wholly owned subsidiary, International DisplayWorks, Inc., a Delaware corporation.

     Votes For          Votes Against           Abstain           Withheld
     ---------          -------------           -------           --------
     9,999,745             119,412              13,292            4,560,542

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From December 14, 1995 until February 18, 2000 the Company's Common Stock was trading under the symbol "MRRW," from February 18, 2000 until November 8, 2001 the Company's Common Stock was trading under the symbol "GBAY," and since November 8, 2001 under the symbol "IDWK." On April 27, 1999, the Company was delisted from the NASDAQ National Market. The Company traded on the NASDAQ Pink Sheets from that date until it was upgraded to OTC Bulletin Board on September 21, 2001. As of October 31, 2001, there were approximately 859 registered holders of Common Stock of the Company. Because many of the shares of Common Stock are held in street names, there may be additional beneficial holders of the Company's Common Stock.

     The following table shows the range of high and low market prices as reported by Pink Sheets or Over-the-Counter Bulletin Board while the Company was involved in its current operations:

                                     Low                     High
Fiscal 2001:                       -------                 --------
--------------------------
Fourth Quarter(October 31)          $0.28                    $0.45

Third Quarter (September 29)        $0.20                    $0.56

Second Quarter (June 30)            $0.42                    $0.63

First Quarter (March 31)            $0.47                    $0.87

                                     Low                      High
Fiscal 2000                        --------                ---------
--------------------------
Fourth Quarter (December 30)        $0.45                    $1.90

Third Quarter (October 1)           $1.60                    $2.30

Second Quarter (July 2)             $1.50                    $3.31

First Quarter (April 2)             $0.28                    $5.25

Dividends

     The Company has paid no dividends on its Common Stock since its inception. For the foreseeable future any earnings will be retained to finance the growth of the Company and accordingly, the Company does not anticipate the payment of cash dividends.

Recent Sales of Unregistered Securities

     For the fiscal year ended October 31, 2001, the Company has sold and issued the following securities which were not previously reported in our quarterly reports:

     1. We granted an aggregate of 405,000 shares of Common Stock to our employees, officers and directors under our 2000 Equity Incentive Plan with exercise prices ranging from $0.36 to $0.75 per share.

     2. In settlement of a put option entered into in August 2000, the Company issued 125,000 shares of Common Stock valued at a price of $0.75 and 75,000 warrants to purchase shares of Common Stock at a price of $0.75.

     3. On October 31, 2001, we changed our corporate domicile from California to Delaware pursuant to a merger agreement. Each outstanding share of Common Stock and option and warrant to purchase shares of Common Stock of our predecessor automatically became one share of our Common Stock or option or warrant to purchase shares of our Common Stock. The corporate existence of our predecessor ceased. We relied on the exemption of registration contained in Rule 145(a) (2) of the Securities Act of 1933.

     4. In connection with consulting services rendered, the Company issued 45,706 shares of Common Stock valued at a price of $0.36 and 100,000 warrants to purchase Common Stock at a price of $0.36 in payment for consulting services.

     5. In connection with the $3,000,000 asset based line of credit obtained from BFI Finance, Inc., the Company issued 100,000 warrants to purchase Common Stock at a price of $0.60.

     6. During fiscal year 2001, the Company closed various unit offerings consisting of debt instruments and warrants to purchase shares of Common Stock of the Company equal to 20% of the investment amount. Under the debt instruments, the Company will pay interest only payments each month at a rate of 12.68% per year with the total amount borrowed due one year from the date of issue. The Company issued 185,000 warrants with exercise prices ranging from $0.36 to $0.75 per share for a period of five (5) years. The Company's proceeds from the offerings were $1,100,000. There were no broker or placement agents in these transactions.

     The sales and issuances of the shares of Common Stock, options, and warrants to purchase Common Stock in private placements listed above were made by the Company in reliance upon the exemptions from registration provided under
Section 4 (2) and 4 (6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by the Company or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents a summary of selected financial data for each of the three years ended January 1, 2000, December 30, 2000 and for the ten month period ended October 31, 2001. The financial data includes the Company's discontinued snowboard and apparel operations, except where noted.


                                        INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                        (in thousands, except share and per share data)

                                                                                       Periods Ended
                                                           -----------------------------------------------------------------------
                                                            Ten Months
                                                           Ended October                December 30,                January 1,
                                                             31,2001                      2000                       2000
                                                           -----------------------------------------------------------------------
                                                                        (in thousands, except share and per share data)


Net sales                                                   $    14,658                $    17,804                 $       -
Cost of goods sold                                               11,468                     12,593
                                                            -----------                -----------                 -----------
    Gross profit                                                  3,190                      5,211                         -
                                                            -----------                -----------                 -----------
Operating expenses:
    Selling, marketing & customer service                         1,231                      1,545
    Engineering, advance design and product
       management                                                   901                        570
    General and administrative                                    4,071                      5,124                         347
                                                            -----------                -----------                 -----------
        Total operating expenses                                  6,203                      7,239                         347
                                                            -----------                -----------                 -----------

Operating loss                                                   (3,013)                    (2,028)                       (347)
                                                            -----------                -----------                 -----------
Other income (expense):
    Unrealized loss on asset                                         -                      (1,000)
    Interest expense                                               (530)                      (442)                        (27)
    Other income (expense)                                          950                        (29)                        -
                                                            -----------                -----------                 -----------
       Total other income (expense)                                 420                     (1,471)                        (27)
                                                            -----------                -----------                 -----------
Loss from continuing operations before income taxes              (2,593)                    (3,499)                       (375)

    Income tax benefit
                                                            -----------                -----------                  -----------
Loss from continuing operations                                  (2,593)                    (3,499)                       (375)
                                                            -----------                -----------                  -----------
    Income on discontinued snowboard operations                      22                         69                         165
    Loss on disposition of snowboard operations                                               (269)                         -
    Income (loss) on discontinued apparel operations                                          (112)                     (3,309)
    Loss on disposition of apparel operations                                                 (269)                       (132)
                                                            -----------                -----------                  -----------
Income (loss) from discontinued snowboard and apparel
operations, net of taxes                                             22                       (581)                     (3,276)
                                                            -----------                -----------                  -----------
Net loss                                                    $    (2,571)               $    (4,080)                 $   (3,650)
                                                            ===========                ===========                  ===========
Net loss per common share:

    Loss from continuing operations - basic                 $    (0.14)                $     (0.20)                 $    (0.06)
    Loss from continuing operations - diluted               $    (0.14)                $     (0.20)                 $    (0.06)

    Loss from discontinued operations - basic               $     0.00                 $     (0.03)                 $    (0.51)
    Loss from discontinued operations - diluted             $     0.00                 $     (0.03)                 $    (0.51)

    Net loss - basic                                        $    (0.14)                $     (0.23)                 $    (0.57)
    Net loss - diluted                                      $    (0.14)                $     (0.23)                 $    (0.57)

Weighted average number of shares used in computing per
share amounts:
    Basic                                                    19,192,611                 17,482,583                   6,377,556
                                                            ===========                ===========                 ===========
    Diluted                                                  19,192,611                 17,482,583                   6,377,556
                                                            ===========                ===========                 ===========

                                                                                      As Of
                                                --------------------------------------------------------------------------------
                                                    October 31,                    December 30,                   January 1,
                                                        2001                          2000                          2000

                                                --------------------------------------------------------------------------------
                                                                 (in thousands, except share and per share data)
Balance Sheet Data

Cash and cash equivalents                               982                            885                         1,930

Net current assets from continuing operations         5,928                          6,151                         2,111

Net current assets from discontinued operations          12                             24                         2,332

Equipment, fixtures, and property, net                6,389                          7,297                         3,061

Total assets from continuing operations              18,047                         19,543                         6,172

Total net assets from discontinued operations            12                             24                         2,404

Current liabilities                                   5,794                          5,631                         3,298

Long-term debt and capital lease obligations,
net of current portion                                  807                            201

Shareholders' equity                                 11,459                         13,735                         4,603




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

Overview

     Since its formation in 1989 until 1999, the Company focused its business activities on designing, manufacturing and marketing premium snowboards and related products under the "Morrow" brand name. In 1999, the Company sold its snowboarding and related businesses resulting in discontinuance of all operations. On January 31, 2000, the Company, through its subsidiary IDW HK, acquired 100% of the shares of the PRC Companies. The PRC Companies are engaged in the manufacturing and assembly of liquid crystal displays and assemblies in the Peoples Republic of China ("PRC Companies").

     The following discussion is presented on a consolidated basis, and analyzes the financial condition and results of operations of IDW and its subsidiaries for the ten-month fiscal year ended October 31, 2001 and the eleven months from the acquisition of the PRC Companies on January 31, 2000 through December 30, 2000.

Comparison of the Periods Ended October 31, 2001 and December 30, 2000

     Continuing Operations - The Company's continuing operations consist of IDW, IDWHK and the PRC Companies, which manufacture liquid crystal displays and assemblies. As previously mentioned the Company discontinued snowboard and apparel operations in 1999. In fiscal year 2001 there was $22,000 in revenue related to discontinued operations primarily from collection of duty drawback, insurance premium refunds and recovery of bad debts.

     Net Sales - Net sales for the ten months ended October 31, 2001 were $14,658,000 and for the eleven months ended December 30, 2000 were $17,804,000, an annualized reduction of 10%. This decrease can be attributed to pricing pressures and the overall down-turn of the world economy first noticed in early 2001.

     Cost of Goods Sold - Cost of sales increased to 78.2% of net sales for the ten months ended October 31, 2001 from 70.7% for the eleven months ended December 30, 2000. This increase can be attributed to pricing pressures from our customers and under-absorption issues resulting from decreased production.

     Operating Expenses - Operating expenses consist of selling, marketing, customer service, engineering, and general and administrative expenses. Operating expenses decreased 14.3% to $6,203,000 for the ten months ended October 31, 2001 from $7,239,000 for the eleven months ended December 30, 2000. These expenses included a fourth quarter charge for the costs of staff reductions and downsizing of administrative and sales operations in Hong Kong during the period ended October 31, 2001.

     Selling, Marketing and Customer Service - Selling, Marketing and Customer Service expenses decreased 20% to $1,231,000 for the ten months ended October 31, 2001 from $1,545,000 for the eleven months ended December 30, 2000. Significant decreases in this category were made in the second quarter of fiscal 2000 by the closure of the Singapore Sales office and other cost reductions. The effect was minimized by the accrual of expenses related to the downsizing of the Hong Kong sales office. Significant elements of this expense consist of employee related expenses of $513,000, commission expense of $424,000 and rent of $54,000.

     Engineering Advanced Design and Project Management - Engineering, advanced design and project management expenses increased 58% to $901,000 for the ten months ended October 31, 2001 from $570,000 for the eleven months ended December 30, 2000. The significant increase was due to reclassification of some expenses from General and Administrative to this category. Significant elements of this expense include employee related expenses of $844,000, rent of $10,000 and travel and lodging of $25,000.

     General and Administrative - General and Administrative expenses decreased 21% to $4,071,000 for the ten months ended October 31, 2001 from $5,124,000 for the eleven months ended December 30, 2000. The effects of cost reductions in this category are minimized by the accruals for the downsizing of the Hong Kong and Rocklin offices. Significant elements of this expense include employee related expenses of $1,242,000, professional fees of $786,000, amortization of goodwill of $360,000, rent, telephone and utilities of $314,000, insurance of $201,000, local PRC government fees of $184,000 and bad debt expense of $113,000.

     Interest Expense - Interest expense increased 20% to $530,000 for the ten months ended October 31, 2001 from $442,000 for the eleven months ended December 31, 2000. The overall increase in interest expense is a direct result of use of lines of credit for the factoring of accounts receivable established this fiscal year and the mortgage on the Company's manufacturing facility in the PRC.

     Other Income - Other income for the ten months ended October 31, 2001 was $950,000. Significant elements of this category include gain on the issue of Common Stock to satisfy the put option of $57,000; duty drawback, insurance refunds and recovery of bad debt from discontinued operations of $22,000 and reversal of over accruals of $744,000.

     Net Loss - The net loss for the ten months ended October 31, 2001 was $2,571,000 compared to $4,080,000 for the twelve months ended December 30, 2000. This 37% decrease can be attributed to the Company's loss for discontinued operations of $581,000 and the loss of $1,000,000 from the Company's write-down of its investment in Globalgate in fiscal year 2000. The loss from continuing operations was $2,593,000 for the ten months ended October 31, 2001 compared to $3,499,000 for the period ended December 30, 2000. This difference can be attributed to the loss of $1,000,000 from write-down of the Company's investment in Globalgate.

     Discontinued Operations - Income from discontinued operations was $22,000 for the ten months ended October 31, 2001. This consisted of duty drawback, insurance refunds and bad debt recovery related to the snowboard and apparel operations.

Comparison of Years Ended December 30, 2000 (Fiscal 2000) and January 1, 2000 (Fiscal 1999)

     Continuing Operations - The Group's continuing operations consist of IDWUS, IDWHK and the PRC Companies, which manufacture liquid crystal displays and assemblies. As previously mentioned IDW discontinued snowboard and apparel operations in 1999. As a result of the discontinued operations, the consolidated financial statements report the transactions of discontinued operations as net amounts separate from continuing operations. All continuing operations ceased in 1999 for the snowboard and apparel operations except for general and administrative expenses incurred to wind down operations and interest expense on the Company's bridge loan. The results of continuing operations in fiscal 2000 as compared to fiscal 1999 follow.

     Revenues - IDW had consolidated net sales of $17,804,000 from the sale of liquid crystal displays and assemblies for electronic equipment for the year ended December 30, 2000. Such sales represent sales of IDW and its subsidiaries for the eleven-month period from their acquisition on January 31, 2000 through December 30, 2000. All sales of the Company in fiscal 1999 were from discontinued operations, therefore, are not compared to the fiscal 2000 results.

     Gross Profit - Gross profit from continuing operations in the fiscal year ended December 30, 2000 was $5,211,000, which represents continuing operations of IDW and its subsidiaries for the eleven-month period from their acquisition on January 31, 2000 through December 30, 2000. All prior year gross profit is part of the Company's discontinued operations and therefore is not compared to the 2000 results.

     Operating Expenses - Operating expenses from continuing operations in the fiscal year ended December 30, 2000 was $7,239,000, which represents continuing operations of IDW and its subsidiaries for the eleven-month period from their acquisition on January 31, 2000 through December 30, 2000. All prior year gross profit is part of the Company's discontinued operations and therefore is not compared to the 2000 results.

     Selling, Marketing and Customer Service - Selling, marketing and customer service expenses for the year ended December 30, 2000 were $1,545,000, which represents continuing operations of IDW and its subsidiaries from the acquisition date of January 31, 2000 through December 30, 2000. There were no selling, marketing and customer service expenses in fiscal 1999 related to continuing operations. Significant elements of this expense in fiscal 2000 consist of staff and related expenses of $1,071,000, travel and related expenses of $65,000 and advertising expense of $73,000.

     Engineering, Advanced Design, and Project Management - Engineering, advanced design, and project management expenses for the year ended December 30, 2000 were $570,000 representing continuing operations of IDW and its subsidiaries from the acquisition date of January 30, 2000 through December 30, 2000. There were no engineering, design, and project management expenses during fiscal 1999 related to continuing operations. The significant element of engineering, design and project management expenses for continuing operations during fiscal 2000 was staff and employee related expenses of $522,000.

     General and Administrative - General and administrative expenses for the year ended December 30, 2000 were $5,124,000, which represents continuing operations of IDW and its subsidiaries from the acquisition date of January 31, 2000 through December 30, 2000 and continuing corporate administration of IDW. The significant elements of the general and administrative expenses of IDW and its subsidiaries during fiscal 2000 consist of staff and employee related expenses of $1,696,000; rent, telephone and utilities of $288,000; legal expenses of $158,000; accounting expenses of $238,000, and local PRC government expenses of $122,000. Significant elements of the continuing operations for IDW's ongoing corporate administration include $310,000 for accounting fees, $249,000 for legal fees, $213,000 for insurance costs, $175,000 for salaries and benefits, and $395,000 in amortization of goodwill from the IDW acquisition. Depreciation of general and administrative facilities amounted to $341,000.

     Interest Expense - Interest expense increased by $415,000 to $442,000 for the year ended December 30, 2000 from $27,000 for the year ended January 1, 2000. The interest expense in fiscal 2000 related primarily to interest on obligations incurred to raise funds for the acquisition of IDW and its subsidiaries. The interest expense in fiscal 1999 related to payments on the $675,000 outstanding bridge loan.

     Other Expense - Other expenses of continuing operations in fiscal 2000 amounted to $1,000,000 unrealized loss resulting from the write-off of an investment in common shares of Globalgate, an e-commerce company that had suffered deteriorated financial condition such that the Company believed its investment had little or no market value, and $29,000 representing small items of other income and expense. There was no other income or expense in 1999 of continuing operations.

     Net Loss - Net loss for fiscal year 2000 was $4,080,000 compared to net loss of $3,650,000 for fiscal 1999. The loss from continuing operations in 2000 was $3,499,000 or an increase of $3,125,000 over the loss from continuing operations of $374,000 in 1999. The loss from continuing operations in 2000 represents the results of operations of IDW and its subsidiaries while the activities in 1999 were primarily focused on discontinued operations of the snowboard and apparel segments. The loss from discontinued operations was $581,000 in fiscal 2000, a decrease $2,695,000 from the loss from discontinued operations of $3,276,000 in fiscal 1999. The decrease is attributable to the closure of operations of the discontinued segments. Cost of winding down the discontinued operations and losses on disposition of their assets in excess of previous estimates resulted in the fiscal 2000 loss from discontinued operations.

     Discontinued Operations - The net loss from discontinued snowboard and apparel operations in fiscal 2000 was $581,000 consisting of a loss of $43,000 from discontinued operations ($69,000 income for snowboards and $112,000 loss for apparel) and a loss of $538,000 from disposition of assets of the discontinued operations ($269,000 from snowboards and $269,000 from apparel). The loss from discontinued operations represents the differences between incurred costs of winding down the operations and losses on disposal of the assets of discontinued operations and estimates made in prior years when the decision was made to discontinue the two segments activities.

Liquidity and Capital Resources

     IDW requires capital to pay certain existing fixed obligations, provide working capital for the PRC Companies, and cover administrative overhead and certain costs related to being a public company. As discussed below, IDW intends to generate working capital to implement its current Business Plan.

     Net cash used in operating activities from continuing operations was $2,218,000 for the ten months ended October 31, 2001 resulting primarily from a net loss of $2,571,000, increases in accounts receivable of $361,000, decrease in inventories of $747,000, increases in prepaid expenses of $184,000, decreases in accounts payable of $910,000, decreases in accrued liabilities of $394,000 and partially offset by non-cash expenses of depreciation and amortization of $1,301,000. This compares to cash provided by operating activities for fiscal 2000 of $1,314,000 resulting from an operating loss of $4,080,000, increases in accounts receivable of $1,485,000 and decreases in accounts payable of $1,004,000, partially offset by non-cash expenses of depreciation and amortization of $2,307,000, and loss from write off of a $1,000,000 investment and from loss of discontinued operations of $2,975,000.

     Net cash used in investing activities for the ten months ended October 31, 2001 was $854,000, which represents payments to complete the purchase of the PRC Companies of $821,000 and acquisition of property and equipment of $33,000. This compares with net cash used in investing activities for fiscal 2000 of $4,493,000, which represents payments toward the purchase the PRC Companies of $4,208,000 and $285,000 used for the acquisition of property and equipment.

     Net cash provided by financing activities for the ten months ended October 31, 2001 was $3,020,000 consisting primarily of $2,261,000 from the issuance of long-term debt ($1,200,000 of which is secured by a thee year mortgage on the buildings of our manufacturing facility in the PRC) and $1,076,000 from line of credit borrowings. Net cash provided by financing activities in fiscal 2000 was $2,134,000, consisting of $6,078,000 from sale of shares of Common Stock in private placements and partially offset by $7,141,000 of net repayment of debt.

     The planned future expansion of IDW and its subsidiaries which include $360,000 of additional capital expenditures is expected to be needed during fiscal 2002 to enhance existing production capabilities, assure future product quality and reduce costs. IDW plans continued use of its credit facilities and extension of related party short term debt. Events such as non-renewal of credit facilities or requirements to repay short-term debt could affect ability to fund capital expenditures and working capital.

Factors That May Affect Future Results

     A wide variety of factors will affect IDW's operating results and could impact net sales and profitability. Significant factors in our success will be our ability to establish design and manufacturing relationships with key OEM customers that will generate sufficient orders, including orders of high margin products to increase revenues and profitability.

     Our products are incorporated in a wide variety of communications, consumer and appliance products. A slowdown in demand for such products that utilize IDW's displays and modules as a result of economic or other conditions and the market served by IDW or other factors could adversely affect IDW's operating results. Our products are sold into an industry characterized by increasingly rapid product turnaround, increasingly shorter lead times, product obsolescence, order cancellation and other factors that make it difficult to forecast future orders, production and personnel needs and other resource requirements with a high level of certainty. Our ability to anticipate such factors and respond to them in a timely fashion will affect IDW's ability to utilize manufacturing capacity effectively, maintain a proper product mix and avoid downtimes due to product conversions and other factors. Such uncertainty also creates difficulties in maintaining adequate supplies of raw materials to meet shifting customer needs and customer orders placed on short notice.

     IDW's 2001 Operating Results - The actual performance of IDW for 2001 was materially less than forecasted. This performance resulted from the unexpected downturn in the world-wide economy in 2001, longer than expected time to raise capital for the entry into the COG market and an increasingly difficult environment for raising new capital.

     IDW's Capital Resources - In addition, the longer than expected time to complete the final payments and reconciliation with the Judicial Managers, and the protracted accounting and legal issues relating to the complexity of buying companies out of distress situations, has affected the timeliness of IDW regaining its listing on NASDAQ, which, along with an increasing difficult environment in North America for raising new capital, has slowed our ability to provide for the financing requirements of the Company. While the Company is closer to producing a positive cash flow, if we are unsuccessful in raising capital when required, then the Company could face the risk of loss of its investment. Further, any financing involving equity or rights to acquire equity interests, would result in dilution in the percentage ownership of existing stockholders when such equity interest were issued and, depending on the sales price, a dilution in book value. Further, to capitalize on certain growth opportunities for the PRC Companies or if projected revenues are less and/or costs higher than projected, we would have to raise additional financing beyond that outlined above. Without such expansion, we are limited; and this could affect the value of the Company's Common Stock.

     Dependence on Key Personnel - Our success is largely dependent upon the expertise of key members of the Company's management team, including its founder and Chief Technical Officer, Anthony Genovese, and Philip Gregory, its Vice President of Manufacturing. Loss of their services could materially and adversely affect our business, its future prospects and operating results, including its ability to penetrate the United States market. We do not presently have long-term employment agreements with these key employees. Our business and operating results also depend substantially on the efforts and abilities of our senior management and technical personnel. The competition is for qualified management and technical personnel are intense. The loss of service of one or more of its key employees or the inability to add and retain key personnel could have a material adverse effect. We do not presently maintain key-person life insurance.

     A Few Customers and Applications Account for a Significant Portion of IDW's Sales - In fiscal 2001, five customers represented 57% of total sales revenue, including one customer representing 35% of the Company's revenue. At our present size, the loss of any one of these customers could have a material affect on the Company's health. Customers have not made firm long-term purchase commitments. Delay or reduction of customer orders could result in under-absorption of manufacturing capacity. These risks are enhanced because of the large percentage of sales to electronic industry customers who are subject to severe competitive pressures, repaid technological change and obsolescence. While we expect to continue to receive orders from existing customers, there is no assurance orders will be received, and if received, not cancelled, delayed or reduced, which could have material adverse effect on the Company's results of operations. To reduce this risk, we expect to continue to emphasize custom devices where purchase orders are generally longer term with more limited cancellation provisions.

     Need for Additional Financing - The opportunities for long-term growth in the Company's lines of business are dependent upon having sufficient capital resources available to realize the rapid growth potential of significant OEM key accounts, which we have identified and targeted. We expect to need additional financing to fuel the Company's growth for both working capital and our capital expenditure program.

     The inability to include new display devices in the Company's product offerings may affect our ability to seek business from certain customers who want complete solutions to all their display device needs or could adversely affect the Company's operating results if technology shifts to such higher-end devices in general.

     Ramifications of Long Period of Judicial Management - The longer than expected time to complete the final payments and reconciliations with the Judicial Managers continued to affect the Company's performance in fiscal 2001. During the period of Judicial Management (December 6, 1997 through January,
2000), many of our customers found second sources of supply or purchased goods elsewhere. The probability of recovering much of that lost business has been impaired by the passage of time. Judicial management continued to impact supplier relationships in fiscal 2001. In many cases, supplier relationships may have been impacted in both the short and long term. The Company has had to establish new sources of supply to ensure adequate credit terms and pricing consistent with industry standards. The Company also believes that the judicial management resulted in financial and operating performances that are not reliable in terms of predicting future financial performance.

     IDW Faces Intense Competition - We operate in a competitive environment that is characterized by price erosion, technological change and competition. IDW competes with major Asian and international companies. Because of a greater capital base, most of IDW's competitors have greater market recognition and substantially; greater financial, technical, marketing, distribution, manufacturing, and other resources than IDW. Further, many of our competitors have manufacturing and sales forces that are geographically diversified allowing them to reduce transportation, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. Many competitors have production lines that allow them to produce more sophisticated and complex devices than IDW and to offer broader range of display devices to customers. New emerging companies or companies in related industries may also increase their participation in display module market, which would increase competition.

     IDW's ability to compete successfully depends on a number of factors, both in and outside of its control. Those factors include: the price, quality, performance, reliability, ease of use and features of our products; the variety of our product solutions; foreign currency fluctuation; trade barriers and customs duties which may effect the cost of products; our ability to design and manufacture new product solutions, including incorporating new technology; the availability and price of raw materials; our ability to fully utilize our manufacturing facility; new product technology or solutions by our competitors; the number of success of competitors; and general market and economic conditions. Our competitive position can also be adversely affected if one or more of our customers, including key customers, decide to design and manufacture their own display modules, use different devices or purchase devices from competitors. We cannot assure that we will compete successfully in the future.

     Risk of Inability to Produce High-End Products - IDW's success will be partly dependent upon our ability to effectively offer or manufacture higher-end products such as large graphic STN, color graphic displays, micro-displays and black mask automotive products.

     These products offer both the opportunity to increase utilization of existing manufacturing capacity and also the opportunity to generate higher margins and profits at given revenue levels. The production of such products requires increased custom design and manufacturing and maintenance of strong customer relationships. This will require that we maintain and upgrade our research, engineering and design capabilities to remain in the forefront of developments in the industry.

     Changing  Technologies  - IDW  operates  in an  industry  characterized  by technological  advances,  the  introduction  of new  products and new design and manufacturing technologies. As a result, IDW will be required to expend substantial funds and to commit significant resources to continuing research and development activities, engaging additional engineering and other technical personnel; purchasing new design, production, and test equipment; and continually enhancing design and manufacturing processes and techniques. IDW's future operating results will depend significantly on our ability to provide timely design and manufacturing services for new products that compete favorably with design and manufacturing capabilities of OEMs and third party suppliers.

     IDW could invest significant sums in design and manufacturing services for new product solutions that may not receive or maintain customer or market acceptance or effectively address customer needs, which could adversely affect the Company's future operating results. Further, customers may change or delay product introductions or terminate existing products without notice for any number of reasons unrelated to IDW, including lack of market acceptance for a product.

     We may also be required to increase our design staff and other personnel and incur other expenses on capital equipment and other items to meet anticipated or actual demand of our customers. Those additional costs may adversely impact operating margins in the short term.

     Maintenance of Satisfactory Manufacturing Yields and Capacities; Variability of Customer Requirements - The profitability and operating results of IDW are dependent upon a variety of factors, including: product mix, utilization rates of its manufacturing lines, downtime due to product changeover, impurities in raw materials causing shutdowns, maintenance of contaminant-free operations and other factors.

     Risks Associated with International Operations - IDW has made a decision to locate all of its manufacturing operations in China and to establish sales offices in Asia, Europe and the United States. The geographical distance between its manufacturing facilities in China and in North America create a number of logistical and communications challenges. Because of the location of the manufacturing facilities in China, IDW may be affected by economic and political conditions in that country, as well as economic and political conditions in the countries in which it markets and distributes its products, including, without limitation, problems related to labor unrest, lack of developed infrastructure, variances in payment cycles, currency fluctuations, overlapping taxes and multiple taxation issues, employment and severance taxes, compliance with local laws and regulatory requirements, greater difficulty in collections accounts receivable, political and economic instability and the burdens of cost and compliance with a variety of foreign laws.

     Further, changes in policies by the United States or other foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion, limitations and restrictions on the transfer or repatriation of funds or limitations on imports or exports, or the expropriation of private enterprises could also have a materially adverse effect on IDW and its results of operations. China does not have a comprehensive or highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain and implementation and interpretation of such laws may be inconsistent. Changes in existing laws, the adoption of new laws and preemption of local regulations by national laws may adversely affect foreign investment in China. IDW could also be adversely affected by other factors, including: the imposition of austerity and other monetary measure to fight inflation or to achieve other economic objectives; inadequate development or maintenance of infrastructure, including adequate power and water supplies; transportation; raw materials availability; or the deterioration in the general political, economic or social environment.

     Risks Associated with Collectibility of Receivables - IDW extends credit to its customers based on assessment of a customer's financial circumstances, generally without requiring collateral, in both the United States and in various countries in the Far East and Europe. These extended payment terms, if continued, may increase our exposure to risk of uncollected receivables. The inability to collect on these accounts receivable could have a materially adverse effect on our results of operations and profitability.

     Risks Associated with Currency Fluctuations and International Trade - Sales in global markets, primarily Europe, the United States and other parts of Asia, are expected to increase significantly in fiscal year 2002 and subsequent years. Economic and political conditions internationally may adversely affect the manufacture and sale of IDW's products. Protectionist trade legislation in the United States or foreign countries, such as a change in export or import compliance laws, tariff or duty structures, or other trade policies, could adversely affect our ability to sell devices in foreign markets, to purchase raw materials or equipment from foreign suppliers.

     IDW transacts business in a variety of currencies including Hong Kong dollars, Singapore dollars, US dollars and the Chinese Yuan Renminbi ("RMB"). Increased sales to Europe may result in receivables in other currencies, such as the Euro. Further, IDW accounts for a portion of its costs, such as payroll, land rent and certain other costs in RMB. Foreign currency exchange fluctuations are not expected to materially affect our operations because IDW uses RMB derived from sales to meet its RMB obligations such as payroll, material purchases and land rent. Currency devaluations and changes in exchange rate fluctuations could affect the value of deposits of currencies IDW holds. The RMB has experienced significant devaluation against most major currencies in the past.

     IDW May Experience Shortages of Raw Material Supplies - Principal raw materials used in producing IDW's products consist of raw and coated glass, polarizers, liquid crystal, chemicals, printed circuit boards, drive ICs, molded plastic parts, electronic components and packaging materials. For its energy supply, IDW uses diesel fuel. IDW purchases most of these materials in Asia.

We do not have long-term supply contracts with our suppliers. IDW believes that it has secondary sources of supplies for most of its products and, if we were to lose any of our primary or secondary sources, we could develop new sources of supply. However, because IDW's sources for many materials are from foreign suppliers, IDW may be subject to certain risks, including: tariffs, currency fluctuations and supply interruptions. The impact of price increases will affect operating costs and product margins, the materiality of which cannot be presently determined.

     Environmental Regulations - Our manufacturing processes result in the creation of small amounts of hazardous wastes, including: various gases, epoxies, inks, solvents and other organic wastes. IDW is, therefore, subject to PRC governmental regulations related to the use, storage and disposal of such hazardous wastes used in the manufacturing processes. IDW also has its own electrical power generation plant that operates on diesel fuel. The amounts of such hazardous waste are expected to increase in the future as our manufacturing operations increase. The failure to comply with present and future environmental regulation can result in the imposition of fines, suspension or halting of production or closure of manufacturing operations. Environmental compliance may also require IDW to purchase pollution-control equipment or to incur significant capital or other expenses. Although we believe we are operating in compliance with applicable environmental laws, there is no assurance that IDW is in compliance or will remain in compliance as such laws and regulations change.

     Governmental Regulations - IDW is subject to numerous foreign, state and local governmental regulations. We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. Further, the PRC Companies are leasing the land under their facilities under a 50-year lease, which expires in the year 2043. We are also subject to significant government regulation to property ownership and use, import restrictions, currency restrictions and other areas, all of which consistently impact profits and operating results.

     Other Risks - Other risks IDW faces include the cyclical nature of the electronics industry, the protection of IDW's trade secrets and technology, management of expected rapid growth in personnel, capital equipment, outside sales force, sales and accounts receivable and other items and maintenance of adequate research and development efforts and personnel.

     Besides the general risk factors noted above, there are several specific risks that should be noted:

     Future Potential Depressive Effect in Stock Prices from Recently Issued Securities - In fiscal year 2000 and 2001, the company issued an additional 9,973,951 and 170,706 shares of its Common Stock, respectively. All of those shares are restricted under federal and state securities laws and may only be resold pursuant to exemptions under Rule 144 in the future. Under Rule 144, each of the holders of those securities, after holding them for one year, may sell in any given calendar quarter thereafter, the greater of (i) 1% of the outstanding Common Stock, (currently approximately 194,000) per quarter, or (ii) the average weekly trading volume for Common Stock for the prior full calendar weeks. Under Rule 144, a significant amount of stock could be sold in any calendar quarter after January 31, 2001, with a potential depressive effect on the Company's stock prices. During fiscal 2001, there were approximately 934,052 shares of the Company's Common Stock sold under Rule 144.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK

Inflation Risk

     We do not expect inflation to have a material effect on the company's operating expenses.

Interest Rate Risk

     We do not believe that any change in interest rates will have a material impact on the Company during fiscal 2002. Currently, our long-term debt is at a fixed interest rate.

Foreign Currency Exchange Risk

     IDW accumulates foreign currency from payment of accounts, which it then uses to pay its foreign vendors, workers, and suppliers or converts to U.S. dollars, exposing IDW to minimal risk fluctuations in currency exchange rates. The Company currently holds foreign currencies which are translated in U.S. Dollars using the year-end exchange rate, for a total of $310,000. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $30,000. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices, or marketable equity security prices.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

  For the Years Ended October 31, 2001, December 31, 2000 and January 1, 2000

                               TABLE OF CONTENTS
                               -----------------

                                                                        Page
                                                                        ----
Independent Auditors Report..............................................27

Consolidated Financial Statements

   Consolidated Balance Sheet............................................28

   Consolidated Statement of Operations..................................29

   Consolidated Statement of Shareholders' Equity........................30

   Consolidated Statement of Cash Flows..................................31

   Notes to Consolidated Financial Statements............................32-47

Supplemental Schedule - Supplementary Information Required
        under the Securities and Exchange Act of 1934....................48-49

                        INDEPENDENT AUDITOR'S REPORT

Board of Directors
International DisplayWorks, Inc.
And Subsidiaries

     We have audited the accompanying consolidated balance sheet of International DisplayWorks, Inc. and subsidiaries (the "Company") as of October 31,2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the ten months ended October 31, 2001 and for the years ended December 30, 2000 and January 1, 2000. These consolidated financial statements and the schedules referred to on the following pages are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International DisplayWorks, Inc. and subsidiaries as of October 31, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for the ten months ended October 31, 2001 and for the years ended December 30, 2000 and January 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, certain matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Supplemental Schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
                                                              /s/Perry-Smith LLP

Sacramento, California
January 23, 2002

                               INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET
                                        (in thousands, except share data)

                          ASSETS                                                        October 31,         December 30,
                         --------                                                          2001                2000
                                                                                        ----------          -----------
Current assets:
    Cash and cash equivalents                                                           $     982           $     885
    Accounts receivable,
        net of allowance for doubtful accounts of $196 and $127                             3,231               2,939
    Inventories                                                                             1,322               2,069
    Prepaid expense                                                                           391                 207
    Other Assets                                                                                -                  51
    Net current assets of discontinued operations                                              12                  24
                                                                                        ----------          -----------
       Total current assets                                                                 5,938               6,175
                                                                                        ----------          -----------
Property and equipment at cost, net                                                         6,389               7,297
                                                                                        ----------          -----------
Other assets:
    Goodwill, net                                                                           5,719               6,079
    Other assets, net                                                                          12                  16
                                                                                        ----------          -----------
       Total other assets                                                                   5,731               6,095
                                                                                        ----------          -----------
       Total assets                                                                      $ 18,058            $ 19,567
                                                                                        ==========          ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                     --------------------------------------

Current liabilities:
    Accounts payable                                                                      $ 1,950             $ 2,860
    Accrued liabilities                                                                     1,258               1,451
    Current portion of long term debt                                                       2,653               1,320
                                                                                        ----------           ----------
       Total current liabilities                                                            5,861               5,631

Long-term debt, net of current portion                                                        807                   -
                                                                                        ----------           ----------
       Total liabilities                                                                    6,668               5,631

Put options                                                                                     -                 201
Commitment and contigencies                                                                    -                   -
                                                                                        ----------           -----------
Shareholders' equity:
    Preferred stock, no par, 10,000,000 shares authorized,
       no shares issued or outstanding                                                          -                   -
    Common stock, no par, 40,000,000 shares authorized,
       19,321,213 and 19,150,507 shares issued and outstanding in 2001 and                 41,205              40,997
       2000 respectively
    Accumulated deficit                                                                   (29,903)            (27,332)
    Cumulative translation adjustment                                                          88                  70
                                                                                        ----------           ----------
       Total shareholders' equity                                                          11,390              13,735
                                                                                        ----------           ----------
       Total liabilities and shareholders' equity                                        $ 18,058            $ 19,567
                                                                                        ==========           ==========

                        The accompanying notes are an integral part of these consolidated financial statements.



                                        INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                        (in thousands, except share and per share data)

                                                                                       Periods Ended
                                                           -----------------------------------------------------------------------
                                                            Ten Months
                                                           Ended October                December 30,                January 1,
                                                             31,2001                      2000                       2000
                                                           -----------------------------------------------------------------------
                                                                        (in thousands, except share and per share data)


Net sales                                                   $    14,658                $    17,804                 $       -
Cost of goods sold                                               11,468                     12,593
                                                            -----------                -----------                 -----------
    Gross profit                                                  3,190                      5,211                         -
                                                            -----------                -----------                 -----------
Operating expenses:
    Selling, marketing & customer service                         1,231                      1,545
    Engineering, advance design and product
       management                                                   901                        570
    General and administrative                                    4,071                      5,124                         347
                                                            -----------                -----------                 -----------
        Total operating expenses                                  6,203                      7,239                         347
                                                            -----------                -----------                 -----------

Operating loss                                                   (3,013)                    (2,028)                       (347)
                                                            -----------                -----------                 -----------
Other income (expense):
    Unrealized loss on asset                                         -                      (1,000)
    Interest expense                                               (530)                      (442)                        (27)
    Other income (expense)                                          950                        (29)                        -
                                                            -----------                -----------                 -----------
       Total other income (expense)                                 420                     (1,471)                        (27)
                                                            -----------                -----------                 -----------
Loss from continuing operations before income taxes              (2,593)                    (3,499)                       (374)

    Income tax benefit
                                                            -----------                -----------                  -----------
Loss from continuing operations                                  (2,593)                    (3,499)                       (374)
                                                            -----------                -----------                  -----------
    Income on discontinued snowboard operations                      22                         69                         165
    Loss on disposition of snowboard operations                                               (269)                         -
    Income (loss) on discontinued apparel operations                                          (112)                     (3,309)
    Loss on disposition of apparel operations                                                 (269)                       (132)
                                                            -----------                -----------                  -----------
Income (loss)from discontinued snowboard and apparel
operations, net of taxes                                             22                       (581)                     (3,276)
                                                            -----------                -----------                  -----------
Net loss                                                    $    (2,571)               $    (4,080)                 $   (3,650)
                                                            ===========                ===========                  ===========
Net loss per common share:

    Loss from continuing operations - basic                 $    (0.14)                $     (0.20)                 $    (0.06)
    Loss from continuing operations - diluted               $    (0.14)                $     (0.20)                 $    (0.06)

    Loss from discontinued operations - basic               $     0.00                 $     (0.03)                 $    (0.51)
    Loss from discontinued operations - diluted             $     0.00                 $     (0.03)                 $    (0.51)

    Net loss - basic                                        $    (0.14)                $     (0.23)                 $    (0.57)
    Net loss - diluted                                      $    (0.14)                $     (0.23)                 $    (0.57)

Weighted average number of shares used in computing per
share amounts:
    Basic                                                    19,192,611                 17,482,583                   6,377,556
                                                            ===========                ===========                 ===========
    Diluted                                                  19,192,611                 17,482,583                   6,377,556
                                                            ===========                ===========                 ===========


                                        INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                 (in thousands, except share data)
                                                                                                 Cumulative
                                                   Common Stock                Accumulated       Translation
                                              Shares           Amount           Deficit          Adjustment           Total
                                        -------------------------------------------------------------------------------------------
Balance, December 26, 1998                 6,176,556         $ 27,116         $(19,602)            $ (19)            $ 7,495
    Common stock options exercised         3,000,000              750                                                    750

Comprehensive Income (Loss)
    Net loss                                                                    (3,650)                               (3,650)
    Translation adjustment                                                                             8                   8
                                                                                                                      -------
    Total comprehensive loss                                                                                          (3,642)
                                        --------------------------------------------------------------------------------------------
Balance, January 1, 2000                   9,176,556           27,866          (23,252)              (11)              4,603
                                        --------------------------------------------------------------------------------------------
Comprehensive Income (Loss)
       Net loss                                                                 (4,080)                               (4,080)
       Translation adjustment                                                                         81                  81
                                                                                                                      -------
    Total comprehensive loss                                                                                          (3,999)
    Stock issued for acquisition           2,680,000            7,236                                                  7,236
    Stock issued in private placement      7,251,601            6,078                                                  6,078
    Common stock options exercised            42,350               18                                                     18
    Common stock subject to put option                           (201)                                                  (201)
                                        --------------------------------------------------------------------------------------------
Balance, December 30, 2000                19,150,507            40,997          (27,332)              70              13,735
                                        --------------------------------------------------------------------------------------------
Comprehensive Income (Loss)
       Net loss                                                                  (2,571)                              (2,571)
       Translation adjustment                                                                         18                  18
                                                                                                                      -------
    Total comprehensive loss                                                                                          (2,553)
    Stock issued in private placement        170,706                59                                                    59
    Warrants issued                                                149                                                   149
                                        --------------------------------------------------------------------------------------------

Balance, October 31, 2001                  19,321,213       $    41,205         $(29,903)          $ 88               $ 11,390
                                        ============================================================================================


                  The accompanying notes are an integral part of these consolidated financial statements.

                                                                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                  (in thousands)

                                                                                        Periods Ended
                                                        -------------                   -------------                 -----------
                                                          October 31,                    December 30,                  January 1,
                                                            2001                            2000                         2000
                                                         ------------                   ------------                  -----------
Cash flows from operating activities:
     Net loss                                            $    (2,571)                   $    (4,080)                 $    (3,650)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation                                            941                          1,912                          671
         Amortization of goodwill                                360                            395                           87
         Write off of investment - Globalgate                                                 1,000
         Loss on impairment of assets                                                                                      2,659
         Loss on retirement of fixed assets                                                      33                           30
         (Income) Loss on discontinued operations                 12                          2,975                        1,267
         Other Income                                             18                              2                            8
         Provision for doubtful accounts                          69                             66
         Changes in operating assets and liabilities
           (net of business combinations)
           (Increase) decrease in accounts receivable           (361)                        (1,485)                       3,339
           Decrease (increase) in inventories                    747                           (231)                       4,099
           (Increase) decrease in prepaid expenses              (184)                            99                          469
           Decrease (increase)in refundable deposits               -                             54                          (54)
           Decrease (increase) in other assets                    55                            849                         (431)
           (Decrease) increase in accounts payable              (910)                        (1,004)                        (257)
           (Decrease) in accrued liabilities                    (394)                           726                       (1,998)
           Increase (decrease) in accrued loss on disposal                                        3                       (1,498)
                                                              --------                       -------                    ---------
Net cash (used in) provided by operating activities           (2,218)                         1,314                        4,741
                                                              --------                       -------                    ---------

Cash flows from investing activities:
     Purchase of subsidiary, net of cash acquired                                            (4,208)                         -
     Purchase of investment                                                                                               (1,000)
     Proceeds from sale of equipment                                                                                       1,574
     Acquisition of property and equipment                      ( 33)                          (285)                        (209)
                                                              --------                       --------                   ---------
     Net cash provided by (used in)  investing activities       ( 33)                         (4,493)                        365
                                                              --------                       --------                   ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock                       59                           6,078                         750
     Issuance of warrants                                        149
     Net proceeds from notes payable                           1,333                           2,100                         675
     Proceeds from issuance of long-term debt                    807                           1,320
     Principal payments on note payable                                                       (7,141)                     (2,251)
     Payment of loan fees                                                                       (223)
     Line of credit borrowings (payments), net                                                                            (3,698)
                                                              --------                       --------                   ---------
        Net cash provided by (used in) financing activities    2,348                           2,134                      (4,524)
                                                              --------                       --------                   ---------
Increase (decrease) in cash and cash equivalents                  97                          (1,045)                        582

Cash and cash equivalents at beginning of period                 885                           1,930                       1,348
                                                              --------                       --------                   ---------

Cash and cash equivalents at end of period                    $  982                           $ 885                     $ 1,930
                                                              ========                       ========                   =========

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Description of Business

     International DisplayWorks, Inc. and subsidiaries (the "Company"), headquartered in Rocklin, California was organized in July of 1999 and recently merged with its parent Granite Bay Technologies, Inc. which was organized in the State of Oregon as Morrow Snowboards, Inc., in October of 1989. The company is engaged in the design, manufacture and worldwide distribution of liquid crystal displays (LCD's), modules, and assemblies for major original equipment manufacturers (OEMs) applications in telecommunication, automotive, industrial, medical, and consumer products.

     Granite Bay Technologies, Inc. (formerly Morrow Snowboards, Inc.) was originally organized to design, manufacture and market snowboards, boots, bindings, apparel and accessories to retail outlets in the United States, as well as international distributors in several foreign countries, which business was conducted from organization through discontinuance of the snowboard and apparel operations in November 1999. In March 1999, Granite Bay Technologies, Inc. sold all of its "Morrow" intellectual property, along with all 1999-2000 snowboard inventories and its snowboard and binding production equipment to K2 Acquisitions, Inc. ("K2"). In November 1999, a subsidiary of Granite Bay Technologies, Inc., Westbeach Canada ULC sold all of its operations, along with all apparel inventories to Westbeach Sports, Inc., an unrelated company. The results of operations for these business segments have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations (Note 16).

     During the period ended October 31, 2001, the Company operated in the single business segment of electronic equipment and parts.

     Going Concern

     The Company incurred net losses of $2,571,000, $4,080,000, and $3,650,000 in fiscal periods ended October 31, 2001 (Fiscal 2001), December 30, 2000 (Fiscal 2000), and January 1, 2000 (Fiscal 1999). Losses from continuing operations for these same periods were $2,593,000, $3,499,000 and $374,000 respectively. The results for fiscal years ended December 30, 2000 and January 1, 2000 include losses from discontinued operations of $581,000 and $3,276,000 respectively. The Company has experienced liquidity problems as a result of recurring losses from operations.

     The Company completed several private placements of common stock during fiscal year 2000 (Note 9). Consistent with management's strategic plans for the Company, the proceeds from the offerings were used to facilitate the acquisition of the PRC Companies. Management believes that the Company will generate sufficient revenue and liquidity to sustain the Company's operating needs in fiscal year 2002. Further, in the event of a capital shortfall, management of the Company believes that it has the ability to raise additional equity capital and debt financing. However, there can be no assurances that the Company's recent acquisitions will operate profitably or that management will be successful in raising additional capital.

     The matters described above raise a substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. INTERNATIONAL DISPLAYWORKS, INC.

     Merger

     On October 31, 2001, by approval of the shareholders, Granite Bay Technologies, Inc. merged into its wholly owned subsidiary International DisplayWorks, Inc. and changed its state of incorporation to Delaware.

     Acquisition

     On January 31, 2000, Granite Bay Technologies, Inc. acquired 100% of the outstanding shares of International DisplayWorks, Inc. (IDW) a Delaware corporation headquartered in Rocklin, California, through issuance of 2,680,000 shares of common stock. The acquisition was accounted for using the purchase method of accounting. On February 1, 2000, IDW through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd., (IDWHK) acquired 100% of the shares of MULCD Microelectronics Company Ltd. (MULCD) and IDW Shenzhen Technology Development Company, Ltd. (IDWT). MULCD and IDWT are engaged in the manufacturing and assembly of LCDs and modules in Peoples Republic of China (PRC Companies). The PRC Companies manufacture LCDs and assemblies for the USA, Europe, and Far East markets. The acquisition, which was accounted for by the purchase method of accounting, required a total payment of approximately $8,481,000. On April 11, 2001 the final payment of $821,000 was made to the Judicial Managers for all remaining amounts due under the Sales and Purchase Agreement and the Supplemental Deed and Charge, thereby finalizing all matters relating to the acquisition on February 1, 2000 of MULCD and IDWT.

     In addition to the acquisition of the PRC Companies, IDWHK entered into a Supplemental Deed and Charge agreement with IDW and IDWHK as the Chargors, and Vikay Industrial (Hong Kong) Ltd., and Vikay Industrial, Ltd., as Chargees. Under the Deed and Charge agreement, IDW pledged the Common Stock of IDWHK and the PRC Companies' assets to collateralize the deferral of the payment of the balance of the purchase price for the PRC Companies. All charges under this agreement have been released.

     The consolidated financial statements include accounts and transactions of IDW and the PRC Companies from January 31, 2000, the date of their acquisition.

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had take place on the first day of each of the years ended as follows (in thousands, except weighted average shares outstanding and earnings per share):

                                                                             Years Ended
                                                     ----------------------------------------------------------
                                                         December 30,                       January 1,
                                                              2000                              2000
                                                     ----------------------             -------------------

   Net sales                                         $        19,320                    $        22,292
   Cost of goods                                     $        13,804                    $        19,199
   Operating expenses                                $         7,360                    $         2,431
   Net loss                                          $        (3,916)                   $        (2,778)
   Weighted average shares outstanding                    17,703,341                          9,057,556
   Loss per share                                    $          (.22)                   $          (.31)
                                                     $                                  $

     These  unaudited  pro forma  results of  operations  have been prepared for comparative  purposes  only  and do not  purport  to be  indicative  of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

3. SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries: International DisplayWorks (Hong Kong) Ltd. (and its subsidiaries), Westbeach Canada ULC (a Nova Scotia unlimited liability company). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year

     The Company changed its fiscal year end to October 31st for fiscal year 2001. Accordingly the financial information presented for the fiscal year ended October 31, 2001 is a short period (ten months).

     Previously the Company used a 52 or 53 week fiscal year ending on the Saturday nearest to December 31st. Accordingly, the 2000 fiscal year ended on December 30, 2000 and the 1999 fiscal year ended on January 1, 2000.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments purchased with a maturity of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

     Financial Instruments

     A financial instrument is cash or a contract that imposes or conveys a contractual obligation, or right, to deliver or receive cash or another financial instrument. The fair value of financial instruments approximated their carrying value as of October 31, 2001 and December 30, 2000.

     Inventories

     Inventories for continuing operations are stated at the lower of cost or market. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead.

     Investments

     Investments as of October 31, 2001 and December 30, 2000 consist of equity securities deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses, if applicable, reported within shareholders' equity.

     Property and Equipment

     Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, which are 10 to 35 years for buildings and improvements and 3 to 12 years for equipment and fixtures. Amortization of leasehold improvements and equipment under capital leases is provided using the straight-line method over the expected useful lives of the assets or the initial term of the lease (including periods related to renewal options which are expected to be exercised), whichever is shorter. Amortization of leasehold improvements is included in depreciation expense.

     Goodwill and Other Long-Lived Assets

     For the fiscal year ended October 31, 2001, goodwill resulting from the IDW acquisition was amortized over 15 years using the straight-line method and is recorded net of accumulated amortization of $755,000 and $395,000 for the periods ended October 31, 2001 and December 30, 2000, respectively.

     For fiscal years commencing November 1, 2001 the Company will account for goodwill and other intangible assets under the guidance of Statement of Financial Accounting Standards No. 142. Under Statement No. 142, Goodwill and other intangible assets are periodically evaluated using current facts and circumstances for indications that the value of such assets may be impaired. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Valuations are based on non-discounted projected earnings. If the valuation indicates that non-discounted earnings are insufficient to recover the recorded assets, revised projected earnings are discounted to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and the write-down for the difference is recorded.

     On October 31, 2001 Granite Bay Technologies, Inc. merged into its wholly owned subsidiary, International DisplayWorks, Inc. Management does not believe the impact of implementing Statement No. 142 will have a material impact on the Company's financial positition or results of operations.

     Warranty Costs

     The Company asks that the customer report defects within fifteen days of receipt of product. All products are fully replaceable if defective. As the Company manufactures custom products to customer specifications and has not experienced significant returns, the Company does not anticipate it will incur a material amount of warranty expense.

     Advertising and Promotion Costs

     Advertising and promotion costs are expensed as incurred and included in selling, marketing and customer service expenses. Advertising expenses were approximately $17,000 and $73,000 for fiscal years October 31, 2001 and December 30, 2000, respectively.

     Revenue Recognition

     The Company recognizes revenue from the sale of its products when the products are shipped to customers.

     Income Taxes

     The Company accounts for income taxes using the liability method. The estimated future tax effects of differences between the basis in assets and liabilities for tax accounting purposes are accounted for as deferred taxes. Deferred tax assets are also recognized for operating losses and unused tax credits that are available to offset future taxable income. A valuation allowance is established to reduce deferred tax assets when it is more likely than not that all, or some portion of such deferred tax assets will not be realized. A valuation allowance for substantially all of the Company's deferred tax assets has been established due to the uncertainty of realizing these deferred tax assets.

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


     Product Development Costs

     Expenditures   associated   with  the   development  of  new  products  and
     improvements to existing products are expensed as incurred. Product development costs were approximately $636,000 and $314,000 for fiscal years October 31, 2001 and December 30, 2000, respectively.

     Net Loss Per Share

     The shares used in the calculation of net loss per share are computed as follows:

                                                                           Periods Ended
                                                    October 31,             December 30,              January 1,
                                                      2001                     2000                     2000
                                                -------------------   -------------------------    -----------------------
     Shares:
       Weighted average shares out-
          standing for basic earnings              19,192,611              17,482,583                6,377,556
          per share
       Dilutive effect of stock options
          and warrants (1)                             -                        -                        -

                                              --------------------  ------------------------   ----------------------
       Weighted average shares out-
          standing for diluted earnings            19,192,611              17,482,583                6,377,556
          per share
                                                  ============            ============             =============

     (1) The effect of potential common securities issued pursuant to the exercise of stock options and warrants of 2,457,709, 1,915,506, and 584,448 shares for fiscal years 2001, 2000, and 1999 respectively, are excluded from the diluted earnings per share calculation as their effect would be antidilutive.

     Foreign Currency Translation

     All foreign assets and liabilities have been translated in the preparation of the consolidated financial statements at the exchange rates prevailing at the respective balance sheet dates, and all income statement items have been translated using the weighted average exchange rates during the respective periods. The net gain or loss resulting from translation upon consolidation of the financial statements is reported as a component of comprehensive income (loss) of each period with accumulated foreign currency gain or loss reported as a component of the equity category for comprehensive income (loss).

     The cash flows of the Company's foreign subsidiaries are translated using the exchange rates prevailing at the respective balance sheet dates. The effect of exchange rate changes on foreign cash and cash equivalents is reported as a separate element of the statement of cash flows, if significant.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Impact of New Financial Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the financial accounting and reporting for business combinations and requires the use of a single method to account for business combinations, the purchase method of accounting. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. SFAS No. 141 applies to all business combinations for which the date of acquisition is July 1, 2001 or later.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will be evaluated periodically for impairment rather than amortized. The provisions of this statement apply to financial statements for fiscal years beginning after December 15, 2001, except for goodwill or other intangible assets acquired after June 30, 2001 for which SFAS No. 142 is immediately effective. Management does not believe the adoption of SFAS No. 141 and SFAS No. 142 will have a significant impact on the Company's current financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provision of Accounting Principles Board Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. Management does not believe the adoption of this statement will have a significant impact on the Company's current financial position or results of operations.

     Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform to the presentation used in the current year.

4. INVENTORY

     Inventories consisted of the following (in thousands):

                                                                   October 31,            December 30,
                                                                       2001                   2000
                                                                -----------------        -------------------
       Finished goods                                           $           326           $            636
       Work-in-process                                                      126                        299
       Raw Materials                                                      1,455                      1,637
       Less:  reserve for obsolete inventory                               (585)                      (503)
                                                                -----------------        -------------------
       Total inventories, net                                   $         1,322           $          2,069
                                                                =================        ===================

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                                  October 31,                 December 30,
                                                                      2001                         2000
                                                               ------------------       ----------------------
       Building and improvements                               $          3,020          $           2,286
       Plant, equipment, furniture and
             fixtures                                                     5,108                      5,809
                                                               ------------------       ----------------------
                                                                          8,128                      8,095

       Less:  accumulated depreciation                                   (1,739)                      (798)
                                                               ------------------       ----------------------
       Property and equipment, net                       $          6,389          $           7,297
                                                               ==================       ======================

     Depreciation expense totaled $941,000, $1,912,000 and $671,000 for the periods ended October 31, 2001, December 30, 2000 and January 1, 2000, respectively.

6. ACCRUED LIABILITIES

         Accrued liabilities consisted of the following (in thousands):


                                                                    October 31,               December 30,
                                                                        2001                      2000
                                                        -------------------------------------------------------
         Accrued commissions                                        $     97                  $       62
         Accrued payroll and related liabilities                         583                           -
         Accrued inventory purchases                                       -                         325
         Other accrued liabilities                                       578                       1,064
                                                        -------------------------------------------------------
                                                                    $  1,258                  $    1,451

                                                        =======================================================

7. NOTES PAYABLE

     Notes payable consisted of the following (in thousands):

                                                                                         October 31,        December 30,
                                                                                            2001                2000
                                                                                     -----------------   ------------------
       Notes payable, interest only payments due in monthly installments of
       $3,993 at 12% interest; principal balance due and payable in full April
       15, 2002, collateralized by all shares of the Company's common stock, and the accounts receivable, inventory, equipment and other tangible assets
       of the Company                                                                       $399                $499

       Notes payable, interest only payments due in monthly installments of
       $1,585 at 12.68% interest; principal balance due and payable in full
       October 26, 2001, collateralized by all shares of the Company's common stock, and the accounts receivable, inventory, equipment and other
       tangible assets of the Company (See Note 17).                                         150                   -

       Notes payable, interest only payments due in monthly installments of
       $2,642 at 12.68% interest; principal balance due and payable in full
       April 1, 2002, collateralized by all shares of the Company's common stock, and the accounts receivable, inventory, equipment and other
       tangible assets of the Company                                                        250                   -

       Notes payable, interest only payments due in monthly installments of
       $2,906 at 12.68% interest; principal balance due and payable in full
       April 15, 2002, collateralized by all shares of the Company's common stock, and the accounts receivable, inventory, equipment and other
       tangible assets of the Company                                                        275                   -

                                                                                         October 31,        December 30,
                                                                                            2001                2000
                                                                                     -----------------   ------------------
       Notes payable, interest only payments due in monthly installments of
       $1,057 at 12.68% interest; principal balance due and payable in full
       October 15, 2002, collateralized by all shares of the Company's common stock, and the accounts receivable, inventory, equipment and other
       tangible assets of the Company                                                       100                   -

       Factoring   line,   at  2.25%  over  Hong  Kong  Dollar  prime
       collateralized by accounts receivable. (Approximately 9.25% at October
       31, 2001).                                                                           488                   -

       Credit line at 3% (12% at October 31, 2001)over U.S.  prime (12% at
       October 31,  2001) collateralized by the accounts receivable,  inventory, equipment and other tangible assets of the Company with minimum interest
       charge of $12,500 per month.                                                         588                   -

       Mortgage  Loan, at 8.3%  interest,  to be repaid in three annual
       installments,  collateralized  by the three factory buildings in                   1,210                   -
       Shenzhen, PRC

       Note payable,  unsecured  short-term at 6% interest per annum;
       payable  on  demand;  due for  purchase  of the PRC  Companies                         -                 821
       retired; in fiscal 2001.
                                                                                    ------------------   ----------------
                                                                                          3,460               1,320
       Less:  due within one year                                                         2,653               1,320
                                                                                    ------------------   ----------------
       Due after one year                                                             $     807             $     -
                                                                                    ==================   ================

       Notes Payable
       Due in fiscal year October 31, 2002              $  2,653
       Due in fiscal year October 31, 2003                   404
       Due in fiscal year October 31, 2004                   403
                                                        --------
                                                        $  3,460
                                                        ========

     During the fiscal year ended October 31, 2001, the Company issued approximately $1,100,000 of collateralized notes to a key employee, board members and other individual investors. The related parties received warrants to purchase 185,000 shares of the Company's Common Stock at prices ranging from $.36 to $.75 per share. The proceeds were used for general working capital, capital expenditures, and to retire maturing debt.

     In the quarter ended December 30, 2000, the Company issued approximately $499,000 of collateralized notes payable due December 15, 2001 to a key employee, board members and other individual investors. The due dates were extended to April 15, 2002. The related parties received warrants to purchase 99,861 shares of the Company's Common Stock at $.75 per share. The proceeds were used for general working capital.

     On March 23, 2001 the Company entered into an asset based lending program with BFI Business Finance granting the Company a $3,000,000 line of credit secured by the assets of the Company including accounts receivable, inventory, and intangibles. The agreement is for twelve months at an interest rate of 3% above the "basic rate" at Comerica Bank-California with a minimum monthly charge of $12,500. The Company has been incurring the minimum interest charge since inception of the agreement. Borrowings at October 31, 2001 were approximately $588,000.

     In August of 2001, the Company, through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd., entered into a factoring agreement with East Asia Heller Limited collateralized by accounts receivable and inventory of IDWHK. The facility was for approximately $600,000 with an interest rate of 2.25% above the Hong Kong Dollar prime quoted by the Hong Kong and Shanghai Banking Corporation. The prevailing rate was approximately 9.25% at October 31, 2001.

     In June of 2001, the Company, through its wholly owned subsidiary, IDW Technology (Shenzhen) Co., Ltd., entered into a mortgage on the three buildings located at its manufacturing facility in Shenzhen, PRC. The amount borrowed was approximately $1,200,000 for three years at an interest rate of .693% per month. The loan is scheduled to be repaid in three annual installments, the first being due in June of 2002.

8. COMMITMENTS AND CONTINGENCIES

     Commitments

     The Company is obligated under a single operating lease for office space at $106,000 per year plus the cost of common area maintenance, commencing March 1, 2000 for the first thirty-two months, then for $111,000 per year through April 2005. This lease was amended by surrendering 4,600 square feet back to the landlord, as of February 1, 2002 reducing the rent to $69,000 per year through month thirty two, then for $73,000 per year through April 2005.

     Legal Matters

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions, will not materially affect the financial position or results of the operations of the Company.

9. SHAREHOLDERS' EQUITY

     Changes in Securities

     In September 2001, in settlement of a Put Option entered into September 30, 2000, the Company issued 125,000 shares of the Company's Common Stock valued at $.34 per share. The share price was determined by the selling price of the Company's Common Stock on the date of issue, September 4, 2001.

     In October 2001, the Company issued 45,706 shares of the Company's common stock under the Granite Bay Technologies 2000 Equity Incentive Plan for consulting services. The shares were valued at $.36, the fair market value on the date of the grant.

     Stock Option Plans

     The Company has a stock option plan (the "Plan") for selected executives, employees, and directors for which 1,102,500 shares of common stock have been reserved for issuance under the Plan. The Plan permits the granting of options for terms not to exceed ten years from the date of grant. The options generally vest ratably over a four-year period and are exercisable subject to terms established in the Plan document. The exercise price of the options granted under the Plan must be equal to or greater than the fair market value of the shares on the date of grant for incentive stock options and not less than 85 percent of the fair market value for nonqualified stock options. The exercise price of the options granted by the Company has been equal to or greater than fair market value at the date of grant. Fair market value for periods prior to the Company's initial public offering was determined by the Board of Directors without an independent valuation.

     In September 2000, the Company established the Granite Bay Technologies 2000 Equity Incentive Plan for certain key employees of the Company. The plan also permits the grant of stock options, restricted stock awards, stock appreciation rights, stock units and other stock grants to certain persons with a relationship with the Company, including agents, consultants, advisors, independent contractors, sales representatives, distributors, principals and retail distribution outlets for the Company's products. The Plan provides for up to 882,000 shares of stock that are authorized for issue. The price of each share of stock covered by an option shall not be less than 100% of the fair value of the Company's Common Stock on the date of grant. Each option certificate shall have an exercise period of six months to ten years.

     In October 1999, the Board of Directors adopted the Morrow Snowboards, Inc. 1999 Stock Option Plan for non-employee directors. This plan provides for the issuance of up to 300,000 shares for the Company's common stock to existing directors and in the case of extra services or duties, past directors. Unless otherwise provided in the option grant, the options vest over the year following the date of grant and expire after the later of five years after the date of grant or five years after termination as a director.

      The summary of the activity within the plans follows:

                                                                     Number          Weighted         Aggregate
                                                                   Of Shares          Average           Price
                                                                                  Exercise Price
                                                                ----------------  ---------------- ----------------
         Options outstanding at
         December 26, 1998                                             398,998              $3.78     $ 1,508,000

         Options granted                                               280,000                .25          70,000
         Options lapsed/canceled                                      (128,550)              4.41        (566,819)
                                                                ----------------  ---------------- ----------------
         Options outstanding at
         January 1, 2000                                               550,448               1.84       1,011,181

         Options exercised                                             (42,350)               .43         (18,401)
         Options granted                                               858,500               1.64       1,409,230
         Options lapsed/canceled                                      (231,250)              3.69        (852,501)
                                                                ----------------  ---------------- ----------------
         Options outstanding at
         December 30, 2000                                           1,135,348               1.34       1,549,510

         Options granted                                               405,000                .58         236,550
         Options lapsed/canceled                                      (302,500)               .95        (290,535)
                                                                ----------------  ---------------- ----------------
         Options outstanding
         October 31, 2001                                            1,237,848              $1.21     $ 1,495,525
                                                                ================  ================ ================

     The following table summarizes information about stock options outstanding at October 31, 2001:

     The total options exercisable at October 31, 2001, December 30, 2000, and January 1, 2000 were 806,852, 665,707, and 538,882, respectively at a weighted average exercise price per share of $.87, $.79, and $1.87 respectively.

                               Number of      Weighted          Weighted       Number of          Weighted
         Range of              Shares out-    Average           Average        Shares             Average exercise
         Exercise              standing at    Remaining         Exercise       Exercisable at     Price per
         Prices per            October 31,    Contractual       Price          October 31,        share
         Share                 2001           Life (years)      Per share      2001
         --------------        -------------- ----------------  -------------  ------------------ -----------------
         $ .01 - $ 5.00        1,197,848            3.91           $ 1.04           806,852             $ .87
         $5.01 - $10.00           40,000            3.82             6.20
                               -------------- ----------------  -------------  -----------------  -----------------
         Total/average         1,237,848            3.91           $ 1.21           806,852             $ .87
                               ============== ================  =============  =================  =================

     In 1995, the shareholders approved the Stock Option Plan for Non-Employee Directors (the "Directors Plan"), which reserved 122,500 shares of the Company's Common Stock for the future grants to eligible Directors (as defined in the Directors Plan). Options granted pursuant to the Directors Plan reduced the number of underlying shares available under the Plan on a one-to-one basis. The Directors Plan provided for an annual grant of 2,450 shares of Common Stock to each eligible Director immediately following each annual meeting of shareholders commencing with the 1996 annual meeting. Grants were made at the fair market value of the Common Stock on the date of grant and were fully vested after six months. The Directors Plan was discontinued in October 1999.

     Pro forma Results of Operations

     The Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 2001, 2000, and 1999 using the
     Black-Scholes option pricing model, and the following weighted average assumptions for grants for the years ended:

                                                          October 31,            December 30,          January 1,
                                                              2001                   2000                2000
                                                     ----------------------- -------------------    --------------
         Risk-free interest rate                              6.0%                   6.0%                5.7%
         Expected dividend value                              0.0%                   0.0%                0.0%
         Expected lives (years)                                 5                      5                    6
         Expected volatility                                 82.8%                  90.0%                53.8%

     Statement of Financial Accounting Standards No. 123

     Using the Black-Scholes methodology, the total value of options granted during fiscal 2001, 2000, and 1999 was $199,635, $777,374, and $34,000
     respectively, which would be amortized on a proforma basis over the vesting period of the options (typically four years). The weighted average fair value per share of options granted during fiscal 2001, 2000, and 1999 was $.49, $.91, and $.14 respectively.

     Had the measurement provisions of SFAS No. 123 been adopted, results of operations computed on a proforma basis would have been as follows (in thousands, except for share information):

                                                                   Periods Ended
                                 -------------------------------------------------------------------------------------

                                        October 31, 2001          December 30, 2000            January 1, 2000
                                   ------------------------   --------------------------    ----------------------

                                        As            Pro          As          Pro            As            Pro
                                     Reported        Forma      Reported      Forma        Reported        Forma
         Net loss                    $(2,571)      $(2,636)     $(4,080)     $(4,726)      $(3,650)       $(3,893)
         Net loss per share:
               Basic                  $(.14)        $(.14)       $(.23)       $(.27)        $(.57)         $(.61)
               Diluted                $(.14)        $(.14)       $(.23)       $(.27)        $(.61)         $(.61)

     The effects of applying the measurement provision of SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

     Stock Warrants

     The Company, from time to time, has issued stock warrants as payment for fees, interest and services rendered. At fiscal periods ended October 31, 2001, December 30, 2000, and January 1, 2000, the Company had outstanding warrants to purchase 1,291,861, 780,161, and 34,300 shares of Common Stock, respectively. The warrants are exercisable at a weighted average price per share of $.76. In fiscal 2001, 2000, and 1999, no warrants to purchase common stock were exercised. During fiscal 2001, 460,000 warrants were granted and not lapsed. During fiscal 2000 and 1999, no warrants were granted or lapsed.

10. RELATED PARTY TRANSACTIONS

     Related party transactions not previously disclosed in other sections of this report include the following:

     A member of the Company's Board of Directors was issued 100,000 warrants to purchase the Company's Common Stock at an exercise price of $.36 per share (fair market value at the date of issue) as compensation for consulting services to the Company.

11. INCOME TAXES

     The provisions for income taxes consist of taxes currently due plus deferred taxes for the net change in items with different bases for financial and income tax reporting purposes. The items with different bases are primarily fixed assets; allowance for doubtful accounts; and accrued liabilities for employee vacation and inventory reserves. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be recovered or settled, using enacted marginal income tax rates in effect when the differences are expected to reverse. Deferred tax assets are recognized for operating losses and tax credits that are available to offset future federal income taxes. Net deferred taxes consist of the following tax effects relating to temporary differences and carry-forwards (in thousands):

                                                                 October 31,         December 30,       January 1,
                                                                   2001                 2000              2000
                                                                ---------------   ----------------   ---------------
       Deferred tax assets:
        Accrued expenses and reserves                             $     497         $      105          $    494
        Depreciation                                                                                         145
        Net operating loss and tax credit carry-forwards              2,961             10,970             8,827
                                                                ---------------   ----------------   ---------------
        Deferred tax assets before valuation allowance                3,458             11,075             9,466
        Valuation allowance                                          (3,450)           (11,067)           (9,466)
                                                                ----------------- -----------------  ---------------
        Total deferred taxes                                            8                    8               -
     Deferred tax liabilities:
        Depreciation and amortization                                  (8)                  (8)              -

                                                                ----------------- -----------------  ---------------
        Net deferred tax assets                                 $       -            $      -          $     -

                                                                   ==========         ===========       =========

                                                                    October 31,       December 30,
                                                                      2001              2000             Change
                                                                ----------------- ------------------ ---------------
     Federal net operating loss  carry-forward - expiring thru        7,711             28,128            20,417
     2021
     Valuation allowance                                             (3,450)           (11,067)           (7,617)


     At October 31, 2001 and December 30, 2000, the Company had an estimated federal net operating loss carryforward of approximately $7,711 and $28,128, respectively, expiring through 2020. Due to the discontinuation of its snowboard and apparel operations (Note 16) and the purchase of IDW and the PRC Companies (Note 2), the Company does not meet the continuity of operations requirement of Internal Revenue Code Section 382. Accordingly, approximately $22,636,000 in net operating losses will not be available to offset future Federal income taxes, if any. For the years ended October 31, 2001 and December 30, 2000, the Company decreased its valuation allowance by $7,617,000 and increased its valuation allowance to $3,450,000, respectively. A valuation allowance has been established due to the uncertainty of realizing deferred tax assets.

     The components of income tax (benefit) expense for both continuing and discontinued operations are as follows (in thousands):

                                                                                Periods Ended
                                                   --------------------------------------------------------------------

                                                        October 31,           December 30,          January 1,
                                                             2001                  2000                 2000
                                                     --------------------- --------------------- ------------------
       (Benefit) expense for income taxes:
          Current:
                Federal
                Foreign                              --------------------- --------------------- ------------------

                                Total                --------------------- --------------------- ------------------

          Deferred                                          (3,430)             $ (1,601)             $  (1,337)
          Valuation allowance                                3,430                 1,601                  1,337
                                                     --------------------- --------------------- ------------------
        Total benefit for income taxes                    $                     $      -              $       -
                                                     ===================== ===================== ==================

             Tax (benefit) expense recorded in:
                Continued operations                      $      -              $      -              $       -


     A reconciliation of the income tax at the federal statutory income tax rate to the income tax benefit as reported is as follows:

                                                                                Periods Ended
                                                   --------------------------------------------------------------------

                                                        October 31,           December 30,          January 1,
                                                             2001                  2000                 2000
                                                     --------------------- --------------------- ------------------
       Benefit computed at statutory rates                  (34.0)%             (34.0)%               (34.0)%
       State taxes, net of federal benefit                  ( 4.4)              ( 4.4)                ( 4.4)
       Chanage in valuation allowance                       (38.4)               38.4                  35.2
       Other                                                                                            3.2
                                                     --------------------- --------------------- ------------------

             Income tax benefit as reported                      -%                    -%                 -%
                                                     ===================== ===================== ==================



 12. CASH FLOW DISCLOSURES

      Supplemental cash flow disclosures are as follows (in thousands):

                                                                                Periods Ended
                                                   --------------------------------------------------------------------

                                                         October 31,           December 30,          January 1,
                                                             2001                  2000                 2000
                                                     --------------------- --------------------- ------------------
       Supplemental disclosure:
             Cash paid for interest                         $ 531                 $ 442                $ 100

       Non-cash investing transactions:
             Assets acquired under capital
             lease                                                              $ 4,272

     In fiscal year 2000, IDWHK purchased all of the outstanding securities of MULCD and IDWT for cash. In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

       Fair market value of assets acquired                                $ 12,017
       Liabilities assumed                                                   (2,213)
       Deposit paid in 1999 by IDWHK                                         (1,000)
       Payment due to complete acquisition (Note 2)                          (4,532)
       Less:  cash acquired                                                     (64)
                                                                     --------------------
       Cash paid to acquire PRC Companies                                    $ 4,208
                                                                     ====================

13. CONCENTRATIONS

     Credit Risks

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments, short-term investments and trade receivables. The Company places its temporary cash investments and short-term investments with high quality financial institutions.

     Major Customer

     Sales to one customer for the fiscal period ended October 31, 2001 accounted for approximately 35% of total sales. Sales to one customer for the fiscal year ended December 30, 2000 accounted for approximately 28% of total sales.

14. EMPLOYEE SAVINGS PLAN

     The Company created an employee savings plan (the "Plan") on July 1, 1996, under the provisions of Section 401(k) of the Internal Revenue Code. The plan covered substantially all full-time employees. The Company's matching contributions took two forms; a basic matching contribution of 30% of employee contributions, and a discretionary supplemental matching contribution based upon parameters set by management on an annual basis.

     The Company terminated the Plan in December 2000. Participants are fully vested in their 401(k) contributions and matching contribution accounts. Company matching contributions in 1999 were $11,000.

15. SEGMENT AND GEOGRAPHIC INFORMATION

     Under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of Enterprise and Related Information (SFAS 131), public companies are required to disclose certain information about the enterprise's reportable segments. The Company produces on displays or display modules for end products of original equipment manufacturers.

     However, the Company has two major geographic territories where it sells and distributes essentially the same products. The geographic territories are the United States and Asia. The following represents continuing operations geographical data for the fiscal period ended October 31, 2001 and December 30, 2000 (in thousands):

                                                                       Fiscal Period Ended October 31, 2001
                                                              ---------------------------------------------------------
                                                                           Asia              USA              Total
                                                              ----------------- ---------------- ------------------
       Revenue                                                            $6,562           $8,096            $14,658
       Cash                                                                  434              548                982
       Fixed assets, net of accumulated depreciation                       6,206              183              6,389
       Total assets                                                       10,087            7,972             18,058
                                                              -------------------- ---------------- ------------------

                                                                      Fiscal Period Ended December 30, 2000
                                                              ---------------------------------------------------------
                                                                           Asia              USA              Total

                                                              ----------------- ---------------- ------------------
       Revenue                                                           $10,479           $7,325            $17,804
       Cash                                                                  766              119                885
       Fixed assets, net of accumulated depreciation                       7,104              193              7,297
       Total assets                                                       11,810            7,757             19,567
       -------------------------------------------------------- ----------------- ---------------- ------------------

16. DISCONTINUED OPERATIONS

     On March 26, 1999, the Company sold all if its rights, title and interest in and to the "Morrow" and "Morrow Snowboards" names and the other trademarks, trade names and service marks to K2 Acquisitions, Inc (K2). In addition, K2 purchased all of the machinery, equipment and tooling used for manufacture of snowboards and bindings; all rights to the machinery, equipment and tooling that is leased by the Company; all of the Company's snowboard inventory for the 1999/2000 season; purchase orders reflecting sales orders received and accepted by the Company prior to the date of sale; trademark licensing agreement and international distribution agreement and all of the Company's rights, claims, credits, causes of action or rights of set-off against third parties relating to the assets. In consideration of the sale, conveyance, assignments, transfer and delivery of the assets, the Company received $3.2 million dollars.

     In October 1999, Westbeach's Bellevue, Washington retail store lease, inventory and trade fixtures were sold for approximately $196,000. The payment included the assumption of accounts payable related to that store's inventory, assumption of the retail store lease (including a release of Westbeach from any further obligation) and approximately $48,000 in cash, based on subsequent sales, payable in interest-free installments on January 5, 2000 and December 30, 2000.

     On November 12, 1999, Westbeach sold substantially all of its assets, including its remaining two retail stores in Vancouver and Whistler,
     British Columbia, and its apparel line, together with the Westbeach trademarks, to Westbeach Sports, Inc., a British Columbia corporation, not affiliated with either the Company or Westbeach. The assets were sold for $2,680,000 pursuant to an Asset Purchase Agreement that contained certain representations and warranties by Westbeach to the buyer and indemnification of the Buyer by Westbeach in certain events for certain liabilities or any inaccuracies in such representations and warranties. The sales price was subject to adjustment based on any final inventory and accounts receivable verifications. A $100,000 holdback to fund certain adjustments has since been refunded to the Company.

     As a result of these transactions, the following net book values of assets purchased and liabilities assumed at October 31, 2001 and December 30, 2000 have been shown as net current and non-current assets of discontinued operations in the Consolidated Balance Sheet (in thousands):

                                                                           October 31,             December 30,
                                                                              2001                     2000
                                                                    -------------------------- -----------------------
     Accounts receivable, net                                                  $12                      $24
     Inventory
     Other assets
                                                                    -------------------------- ----------------------
     Total net assets from discontinued operations                             $12                      $24
                                                                    ========================== =======================

     Operating results of the snowboard and apparel operations for fiscal periods 2001, 2000, and 1999 are shown separately in the consolidated statement of operations as loss from discontinued operations, net of taxes. The net loss on the sale of the apparel operations has been reflected in the 1999 consolidated statement of operations as a loss from discontinued apparel operations, as has the accrued operating loss of the apparel segment for the period from year-end to the date of sale. The discontinued snowboard operating results include an allocation of consolidated net interest expense based on net assets. The allocated net interest expense was $96,000 in fiscal period 1999. Sales from discontinued snowboard operations of $86,000 in fiscal period 1999 was excluded from revenues and included in loss from discontinued snowboard and apparel operations. The net interest expense allocated for discontinued apparel operations was $27,000 in 1999. Sales from discontinued apparel operations of $9,022,000 in 1999 were excluded from revenues and included in loss from discontinued snowboard and apparel operations. The consolidated statement of cash flows has not been restated to reflect the discontinued operations presentation.

17. SUBSEQUENT EVENTS

     On November 15, 2001 and January 7, 2002 $50,000 and $100,000 respectively was paid in full satisfaction of a note payable due October 26, 2001 (See
     Note 7).

                             SUPPLEMENTAL SCHEDULE

                       SUPPLEMENTARY INFORMAITON REQUIRED

                        UNDER THE SECUTITIES AND EXCHANGE

                                   ACT OF 1934

                   AS OF OCTOBER 31, 2001, DECEMBER 30, 2000,

                               AND JANUARY 1, 2000

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES



                              SUPPLEMENTAL SCHEDULE

                        VALUATION AND QUALIFYING ACCOUNTS

                          As of and for the years ended
                           October 31, 2001, December
                          30, 2000, and January 1, 2000

     The  following   schedule  has  been  restated  to  confirm  to  continuing operations presentation (see Item 7. Managements Discussion and Analysis of Financial Condition and Results) (in thousands):

                                              Balance at          Charged to                            Balance
                                              Beginning           costs,                                At End
                                              Of Period           expenses or                           Of Period
     Description                                                  restated           Deductions*
     ------------------------------------  ----------------     --------------  ----------------   ---------------
     January 1, 2000

     Allowances deducted from asset accounts:
        Allowance for doubtful
        accounts                                $1,066             $220             $(280)             $1,006
        Obsolete inventory
        allowance                               $2,792          $(2,750)                                  $42

     December 30, 2000

     Allowances deducted from asset accounts:
        Allowance for doubtful
        accounts                                $1,006          $(1,006)             $127                $127
        Obsolete inventory
         allowance                                 $42             $(42)             $482                $482

     October 31, 2001

     Allowances deducted from asset accounts:
        Allowance for doubtful
        accounts                                  $127              $69                                  $196
        Obsolete inventory
         allowance                                $482             $104                                  $586

      * Balances written off, net of recoveries

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            NAME                   AGE           SINCE                 POSITION WITH THE COMPANY
------------------------       ----------      ----------    ---------------------------------------------
Stephen C. Kircher                 48             1999       Chairman and Chief Executive Officer

William H. Hedden                  49             1999       Director


Anthony G. Genovese                59             2000       Vice-Chairman, Chief Technology Officer and
                                                             Assistant Secretary

Timothy Nyman                      51             2000       Director

Ronald A. Cohan                    61             2000       Director

Ian Bebbington                     46             2001       Chief Financial Officer and Secretary

Key Employees
-----------------
Philip Gregory                     64             1999       Vice President, Manufacturing

Richard T. Seery                   55             2001       Vice President of Sales and Marketing


(a) Corporate Directors

     The following is the business background for the Directors of the Company:

          Stephen C. Kircher, age 48, has served as Chairman of the Board of Directors of the Company since February 2000 and as a director since October 1999. Mr. Kircher was appointed as the Chief Executive Officer of the Company in July 2001. Since 1993, he served as Chairman and majority owner of Capitol Bay Group, Inc., and as Chairman of Capitol Bay
     Securities, Inc. (securities and investment banking) and Capitol Bay Management, Inc. (Investment Company). Both Capitol Bay Securities, Inc. and Capitol Bay Management, Inc. are wholly owned subsidiaries of Capitol Bay Group, Inc. Mr. Kircher closed Capital Bay Securities in February of 2001. Mr. Kircher was also a founding Director of Burlingame Bancorp and served on its Board from 1984 to 1991. Prior to 1993, Mr. Kircher formed and managed Spinner Corporation, which engaged in leveraged buyouts of troubled companies. Mr. Kircher has extensive experience as a principal in equity private placements, sale and leaseback financing, and multiple forms of debt financing and initial public offerings. Mr. Kircher began his career with Dean Witter in 1975 before joining Bateman, Eichler, Hill & Richards, a regional investment-banking firm in 1978. Mr. Kircher has a Bachelor of Arts degree from the University of California, San Diego.

          William H. Hedden, age 47, has served as a Director of the Company since 1999. Mr. Hedden has served as President and Chief Executive Officer of Consolidated Adjusting, Inc. (construction insurance adjusting) since 1992. From 1985 to 1992, Mr. Hedden served as a Director of Burlingame Bancorp and its subsidiary, Burlingame Bank & Trust Co. In 1984, Mr. Hedden served as Chairman of the Board of Bayhill Service Corporation, a mortgage-banking subsidiary of Delta Federal Savings & Loan. From 1983 to 1987, Mr. Hedden served as Chairman of the Board and majority stockholder of Delta Federal Savings & Loan. Mr. Hedden received his Juris Doctor degree from Hastings College of the Law, San Francisco in 1979 and a Bachelor of Arts degree from Stanford University, Palo Alto in 1975. He has been a director of the Company since October 1999.

          Anthony G. Genovese, 59, has been a Director of the Company since September 2000, Chief Technology Officer since 2000 and Assistant Secretary since July 2001. He founded IDW in June 1999 to purchase the shares of MULCD and Vikay Industrial (Shenzhen) Limited ("IDWT"). IDW operated MULCD and IDWT under a management contract with Vikay Industrial (Singapore) Limited ("Vikay"), MULCD's and IDWT's parent company, from August 1, 1999. From 1997 to 1999, Mr. Genovese was President, joint member of the Office of the Chief Executive and Director of Vikay. Vikay entered Judicial Management, a form of bankruptcy proceeding in Singapore, in December 1997. The Judicial Managers of Vikay selected Mr. Genovese to oversee continuing operations. In 1986, Mr. Genovese founded VGI, Inc, a joint venture company with Vikay to market Vikay LCD's and to help Vikay enter the LCD module business in the United States. He introduced custom products to major companies such as ADEMCO, GE, Honeywell, Schlumberger, AT&T, Milton Bradley, Lifescan and White-Rogers. In 1992, VGI became a subsidiary of Vikay and was renamed Vikay America, Inc. Mr. Genovese continued as President and CEO of Vikay America from 1992 to 1997. Prior to Vikay, Mr. Genovese was a technologist and Marketing Executive for PCI Displays (1977 to1986), and founded the LCD operations at Beckman Instruments (1972 to1976) and Rockwell International (1966 to 1969). Mr. Genovese received a Bachelor of Science in Physics from Manhattan College in 1964, a Master of Science in Physics & Mathematics from NYU & Courant Institute of Mathematical Sciences in 1966 and attended USC for 18 graduate credits towards a Master Degree in Systems Management in 1975 and 1976.

          Timothy B. Nyman, 50, has served as a Director of the Company since October 2000. Mr. Nyman is the Vice President of Global Services at GTECH Corporation, the world's largest supplier of online lottery systems and services. In 1979, Mr. Nyman went to work with the predecessor company of GTECH Corporation, which was the gaming division of Datatrol, Inc. In his twenty-one years with GTECH and its predecessors, Mr. Nyman has held various positions in operations and marketing. He has directed a full range of corporate marketing activities and participated in the planning and installation of new online lottery systems domestically and internationally. Mr. Nyman received a Bachelor of Science degree in Marketing, Accounting and Finance from Michigan State University in 1973.

          Ronald A. Cohan, 60, has served as a Director of the Company since October 2000. Since 1995, Mr. Cohan has served as a consultant to High Integrity Systems, Inc., a subsidiary of Equifax Inc. Prior to that, Mr. Cohan joined the San Francisco law firm of Pettit & Martin as an Associate in 1968 and was admitted as a Partner in 1972. He opened the Los Angeles office of Pettit & Martin in October of 1972 and was partner in charge until March of 1983. Mr. Cohan left Pettit & Martin in February of 1992 and became principal of his own law firm. Mr. Cohan has specialized in government procurement matters for various institutional clients such as Honeywell, 3M, Mitsui, Centex and Equifax. Mr. Cohan received a Bachelor of Arts degree from Occidental College in 1963 and a Juris Doctor degree from the University of California, Berkeley (Boalt Hall) Law School in 1966.

(b) Corporate Officers

          The following table sets fourth certain information with respect to executive officers of the Company. There is no family relationship between any of the officers and directors.

          Ian Bebbington, age 46, is a chartered accountant and has been the Company's Chief Financial Officer since July 2001. Mr. Bebbington founded Findatsys Worldwide Ltd., an internet start-up company where he worked from 1995 to 2001. He was the Chief Financial Officer from 1991 to 1995 and the Chief Executive Officer from 1994 to 1995 of Contimach Ltd., a subsidiary of Fenner PLC, a U.K. public company. Mr. Bebbington earned a Bachelor of Science degree in Economics and Commerce from the University of
     Southampton. He is a member of the Institute of Chartered Account of England and Wales.

(c) Key Employees

          Philip Gregory, age 64, Vice President, Manufacturing, joined IDW in November 1999. Mr. Gregory has over 30 years' experience in the electronics industry in areas of product and process development, equipment design, equipment maintenance, installation and automation, in both high and low volume, manufacturing environments. From 1996 to 1999, Mr. Gregory served as a manufacturing consultant to Three-Five Systems, Micro Display Corp., Accudyne and Villa Precision International. From 1994 to 1995, he was Product Development Manager for Villa Precision International, responsible for product development, customer process improvements and sales support. Mr. Gregory's experience also includes CEO of Dove Communications, General Manager of the telecom division of Elec & Elteck, VP of Operations for Printed Circuit International, Operations Manager of National Semiconductor, and various positions with Texas Instruments. Mr. Gregory attended North Texas State University, majoring in business.

          Richard T. Seery, age 55, has been the Vice President of Sales and Marketing of IDW since May 2001. He was the Senior Sales Engineer for Unaxis Optics from 2000 to April 2001 and was the Director of International Sales of Villa Precision Inc. from 1995 to 2000. Mr. Seery earned his Bachelor of Science in Business Administration and Electrical Engineering from Marquette University.

(d) Compliance with Section 16 of the Securities Exchange Act of 1934

          Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission ("Commission"), directors and officers of the Company and persons who own more than 10% of the Company's common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, except Ian Bebbington, who was six days late filing his Form 3 and Anthony Genovese who was late on one Form 4 reporting two transactions and one Form 4 reporting one transaction.

ITEM. 11. EXECUTIVE COMPENSATION.

     Compensation Summary

          The following table summarizes all compensation earned by or paid to the Companies former President, Chief Financial Officer, Chief Executive Officer and other executive officers, whose total compensation exceeded $100,000 for services rendered in all capacities for fiscal years 2001, 2000, and 1999.

                           Summary Compensation Table
                          ----------------------------

                                                     Annual Salary                     Long-Term Compensation
                                                                                   Securities
                Name and                                                           Underlying          Other
           Principal Position                Year         $          Bonus        Options (#)       Compensation
           ------------------                ----         -          -----        -----------       ------------

Stephen C. Kircher,                          2001      $ 61,417       ---            100,000             ---
Chief Executive Officer

P. Blair Mullin(1)                           2001      $124,247      ----            150,000            ----
Former President, Chief Financial            2000      $124,224       --              80,000             --
Officer, and Secretary of GBAY and Chief     1999      $121,774       --              70,000          $  117(2)
Operating Officer of IDW

Anthony Genovese,                            2001      $145,833      ----             30,000          $7,500(3)
Chief Technology Officer                     2000      $200,833       --             260,000          $9,000(3)
                                             1999        --           --               --                ---

Philip Gregory,                              2001      $141,583      ----             30,000             ----
Vice President of Manufacturing              2000      $114,583       --              60,000          $5,000(4)
                                             1999        --           --               --                 --


Alan Lefko,                                  2001      $112,280      ----             ----          $  5,000(3)
Former Chief Financial Officer of IDW        2000      $109,375       --              50,000         $13,250(5)
                                                          --          --               --                 --

Ian Bebbington,                              2001       $33,848      ----             50,000         $17,436(7)
Chief Financial Officer

--------------------------
Footnotes:

(1) Mr. Mullin was President of the Company from May 18, 1998 to August 2001. He was also serving as Chief Financial Officer and Secretary/Treasurer of the Company and served as Chairman of the Board from April 1, 1999 to February 2000.
(2)  Represents medical insurance reimbursement
(3)  Represents vehicle allowance.
(4)  Represents moving allowance.
(5)  Represents $8,000 moving allowance and $5,250 vehicle allowance.
(6)  Represents vehicle allowance.
(7)  Housing allowance

Option Grants in 2001

     The following table provides information relating to stock options granted during the year ended October 31, 2001.

                                                      Individual Grants

                                                                                                      Potential Realizable Value
                                                                                                        at Assumed Annual Rates
                                                                                                           of Stock Price
                        Number of Securities      Percent of Total                                          Appreciation
                        Underlying Warrants      Options Granted to     Exercise                          For Option Terms
                               and                   Employees            Price      Expiration       ------------------------
                        Options Granted (#)        In Fiscal Year       Per Share       Date               5%          10%
                        -------------------        --------------       ---------    ----------          -----        -----
        Name
                                                                                       Date
Stephen Kircher               100,000                   18.7              $0.36       10/06/06          $9,900        $21,900
P. Blair Mullin               150,000                   28.0              $0.50       10/11/06         $20,700        $45,750
Anthony Genovese               30,000                   5.6               $0.36       08/29/06          $2,970         $6,570
Phil Gregory                   30,000                   5.6               $0.36       10/11/06          $2,970         $6,570
Alan Lefko                      ----                    ----              ----          ----
Ian Bebbington                 50,000                   9.3               $0.56       07/11/06          $7,750        $17,100

     The exercise price of each option was equal to the fair market value of our Common Stock on the date of the grant. Percentages shown under "Percent of Total Options Granted to Employees in the Last Fiscal Year" are based on an aggregate of 535,000 options granted to our employees under the 1998 Stock Option Plan, 2000 Equity Incentive Plan and outside of this plan during the year ended October 31, 2001.

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

                         Ten-Year Options/SAR Repricings

There was no repricing of options for the fiscal year ended October 31, 2001.

Fiscal Year End Option Values

     The following table sets forth for each of the executive officers named in the Summary Compensation Table the number and value of exercisable and unexercisable options for the year ended October 31, 2001.

                                                               Number of Securities
                           Shares                          Underlying Unsecured Options          Value of Unexercised
                         Acquired           Value                 and Warrants                  In-The-Money Options
                            on                                 at October 31, 2001                at October 31, 2001
        Name            Exercise (#)     Realized ($)     Exercisable     Unexercisable     Exercisable      Unexercisable
        ----            ------------     ------------     -----------     -------------     -----------      -------------
Stephen Kircher                                             595,861             0

P. Blair Mullin                                             150,000             0

Anthony Genovese
                                                            105,000          185,000
Phil Gregory                                                 40,000           50,000
Alan Lefko                                                   25,000           25,000
Ian Bebbington                                               12,500           37,500


Compensation of Directors

     Board members are currently not compensated for participation in Board meetings. This policy may change in the future. All Directors are reimbursed for expenses incurred in attending Board and committee meetings. Additionally, the Board may grant stock options to its members for service as directors. During the fiscal year ended October 31, 2001, non-employee directors were not granted options.

Performance Measurement Comparison

COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT

(Graph Ommitted)






























     There can be no assurance that the Company's stock performance will continue into the future with the same or similar trends depicted in the graph above. The market price of the Company's common stock in recent years has fluctuated significantly and it is likely that the price of the stock will fluctuate in the future. The Company does not endorse any predictions of future stock performance. Furthermore, the stock performance chart is not considered by the Company to be (i) soliciting material, (ii) deemed filed with the Securities and Exchange Commission, and (iii) to be incorporated by reference in any filings by the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934.

Compensation Committee Report on Executive Compensation

     The executive compensation policies and programs developed by the Company are designed to retain and motivate executive officers and to ensure that their interests are aligned with the interests of the Company's stockholders. The Company's policy is to offer competitive compensation opportunities for its employees based on a combination of factors, including Company growth, corporate performance and the individual's personal contribution to the business.

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

Stock Incentive Compensation

     The Board believes that stock ownership by executive officers and key employees provides valuable incentives for those persons to benefit as the Company's Common Stock price increases, and that stock option-based incentive compensation arrangements help align the interests of executives, employees and stockholders. To facilitate these objectives, the Board has granted stock options to executives and key employees through the Company's Employee Equity Incentive Plan (formerly, the 1990 Amended and Restated Stock Option Plan) (the "Plan"), approved by the stockholders in 1991. The Plan was amended by the Board in 1995 to increase the number of shares available under the Plan to 1,102,500, which amendment was approved by the Company's stockholders. The Plan was again amended by the Board in 1997 to change the name of the Plan, add certain additional types of equity grants, provide for acceleration of vesting on certain changes in control or sale of substantially all the Company's assets and a number of immaterial changes to update, modernize and reorganize the Plan, which amendment was also approved by the Company's stockholders. This Plan has now expired.

     Effective October 12, 1999, the Board adopted the 1999 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Plan provides for the issuance of up to 300,000 shares of the Company's Common Stock (as presently constituted) to existing directors and, in the case of extra service or duties, to prior directors. Options may be awarded in such amounts, at such times, at such exercise prices and on such other terms as the Board determines, subject to any limitations in the Plan. Unless otherwise designated, options vest uniformly over the year following the date of grant. The options, subject to earlier termination under the Plan or option grant, expire after the later of (i) five years after the date of grant or (ii) five years after termination as a director. In 2001, the Board did not grant any options to directors.

     Effective September 28, 2000, the Board and the stockholders of the Company approved the 2000 Employee Equity Incentive Plan ("Equity Incentive Plan"). A total of 882,800 shares of Common Stock were reserved for issuance under the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to attract and retain the services of key employees, directors, officers and consultants and to help such individuals realize a direct proprietary interest in the Company. A total of 882,800 shares of Common Stock were reserved for issuance under the Equity Incentive Plan. In 2001, the Board issued options to purchase 405,000 shares at exercise prices ranging from $0.36 to $0.75.

     In determining the number of options granted to executive officers and key employees, the Board considered the person's opportunity to affect the share price of the Company's Common Stock, the level of the person's performance based on past performance, future contribution to the Company and the anticipated incentive effect of the number of options granted.

     The Board believes that the policies and plans described above provide competitive levels of compensation and effectively link executives and stockholder interests. Moreover, the Board believes such policies and plans are consistent with the long-term investment objectives appropriate to the business in which the Company is engaged.

                             Respectfully Submitted,
                             Compensation Committee of
                             International DisplayWorks, Inc.

                             Stephen C. Kircher
                             William H. Hedden
                             Ronald Cohan
                             Timothy Nyman

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Principal Stockholders

     The following table sets forth certain information as of January 15, 2002, with respect to the beneficial ownership of our common stock for (i) each director, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Common Stock.

     Unless  otherwise  indicated,  the address for each listed  stockholder is:
International DisplayWorks, Inc., 599 Menlo Drive, Suite 200, Rocklin, California 95765. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

                                                                  Number of
         Name of Beneficial Owner                                  Shares(1)           Percent(2)
        -------------------------                                 ----------           ----------
         Stephen C. Kircher                                       2,630,861(3)           13.5%
         William H. Hedden                                           65,000(4)             *
         Anthony Genovese                                         1,559,353(5)            8.0%
         Ronald Cohan                                               154,000(6)             *
         Timothy Nyman                                              336,664(7)            1.7%
         All directors and executive officers as a group          4,774,260(8)           24.5%
         (six persons)

-------------------
Footnotes:

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

(2) Based on 19,129,491 shares of the Company's Common Stock outstanding at January 15, 2002, plus that number of shares subject to options exercisable within 60 days of January 15, 2002, owned by each individual or group of individuals.

(3)
     Includes 2,000,000 shares, options to purchase 85,000 shares and warrants to purchase 435,861 shares in Mr. Kircher's name and 35,000 shares held by Capital Bay Securities, Inc. ("CBS") and warrants to purchase 75,000. CBS is a wholly owned subsidiary of Capital Bay Group ("CBG") and Mr. Kircher is a majority shareholder in CBG.

(4) Includes 65,000 shares subject to options exercisable within 60 days after January 15, 2002.

(5) Includes 670,000 shares held in joint tenancy with Mr. Genovese's wife, Mrs. Sharon Genovese, 694,353 shares held by an individual retirement account for Anthony Genovese and 135,000 shares subject to options and 60,000 shares subject to warrants exercisable within 60 days after January 15, 2002.

(6) Includes 134,000 shares and options to purchase 20,000 shares exercisable within 60 days after January 15, 2002.

(7) Includes 316,664 shares and options to purchase 20,000 shares exercisable within 60 days after June 30, 2001.

(8) Includes 3,940,899 shares, options to purchase 325,000 shares and warrants to purchase 495,861 shares exercisable within 60 days after January 15, 2002 owned by the Directors and options to purchase 12,500 shares exercisable within 60 days after January 15, 2002 owned by Mr. Bebbington.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 23, 2001, Mr. and Mrs. Cohan, one of the Company's Directors and his wife, loaned the Company $200,000 pursuant to a secured promissory note. Under the secured promissory note, the total amount borrowed together with an interest payment at a rate of 12.68 percent per year was due on April 2, 2001. As security for the loan, the Company pledged the shares of Common Stock of IDW and Mr. and Mrs. Kircher, the Company's Chairman and his wife, guaranteed the loan. On April 4, 2001, the Company repaid the secured promissory note in full.

     In Fiscal 2001, the Company paid Capitol Bay Securities, Inc. ("CBS"), a company owned by the Company's Chairman, Mr. Kircher, 28,000 in cash and warrants to purchase 100,000 shares of the Company's Common stock at $0.36, expiring October 10, 2006 as final settlement for its role as Private Placement Agent. The Company also granted 45,706 shares of the Company's Common Stock to two former employees of CBS.

     During the fiscal year 2001, the Company closed various unit offering consisting of debt instruments and warrants to purchase shares of Common Stock of the Company equal 20% of the investment amount. Under the debt instruments, the Company will pay interest only payments each month at a rate of 12.68 percent per year with the total amount borrowed due one year from the date of issue. The Company's net proceeds from the offering were $875,000.

     On August 30, 2001, Mr. Genovese, the Company's Vice-Chairman and Chief Technology Officer, invested $150,000 and was granted warrants to purchase 30,000 shares of common stock at $.36 per share.

     On October 15, 2001, the parents of the Company's Chairman, Mr. Kircher agreed to assume the loan to the Company of $100,000 from a former Director of the Company and to extend the repayment date until October 15, 2001. For the extension, the Company granted Mr. Kircher's parents a warrant to purchase 20,000 shares of common stock at $0.36 per share expiring November 1, 2006.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a) The following documents are filed as part of this report:

     1. Financial Statements (see Item 8.)

     o Report of Independent Public Accountants (Perry-Smith LLP) o Report of Independent Public Accountants (Arthur Andersen LLP)

     o    Consolidated Balance Sheets - October 31, 2001 and December 30, 2000

     o Consolidated Statements of Operations - Years Ended October 31, 2001, December 30, 2000 and January 1, 2000

     o Consolidated Statements of Stockholders' Equity - Years Ended October 31, 2001, December 30, 2000 and January 1, 2000

     o Consolidated Statements of Cash Flows - Years Ended October 31, 2001, December 30, 2000 and January 1, 2000

     o    Notes to Consolidated Financial Statements


     2. Financial Statement Schedules

     o Schedule II - Valuation and Qualifying Accounts (accounts not required or not material have been omitted)

     3. Exhibits

          See Exhibit Index.

          (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

                 Date of Event Reported                                 Item Reported
                 ----------------------                                 -------------

                   September 19, 2002                        Change in Fiscal Year End to October 31


                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-8 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rocklin, State of California, on ________ ___, 2002.

                                            INTERNATIONAL DISPLAYWORKS, INC.,
                                            A Delaware corporation


Dated:   ______________       By:     _________________________________________
                                      Stephen C. Kircher,
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)

     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
registration statement has been signed by the following persons in the capacities and on the date indicated.



Dated:   ______________      By:     _________________________________________
                                     Stephen C. Kircher,
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)



Dated:   ______________      By:     _________________________________________
                                     Anthony Genovese,
                                     Vice-Chairman and Chief Technology Officer



Dated:   ______________      By:     _________________________________________
                                     William H. Hedden, Director



Dated:   ______________      By:     _________________________________________
                                     Ronald Cohan, Director



Dated:   ______________      By:     _________________________________________
                                     Tim Nyman, Director


Dated:   ______________      By:     _________________________________________
                                     Ian Bebbington,
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           --------------------------

                                    EXHIBITS

                                 Filed with the

                                ANNUAL REPORT ON

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

                        INTERNATIONAL DISPLAYWORKS, INC.

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------

2.1 Agreement and Plan of Merger merging Morrow Snowboards, Inc. into Granite Bay Technologies, Inc. (1)

2.2 Agreement and Plan of Merger merging Granite Bay Technologies, Inc. into International DisplayWorks, Inc.(2)

3.1 Certificate of Incorporation (2)

3.2  Bylaws

4 Registration Rights Agreement dated April 20, 1994 among the Registrant and the investors named therein (3)

4.2 Securities Purchase Agreement dated October 31, 1997 among the Registrant, Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and the security holders of Westbeach Snowboard Canada Ltd. listed therein (6)

10.1 Lease and Option Agreement among PR Investors Limited Liability Company, the Registrant, Ray E. Morrow, Jr. and Sharon Morrow dated July 25, 1994, as amended by Amendment to Lease and Option Agreement dated August 1, 1995
     (3)

10.2 Forms of Warrant (3)


10.3 Employment Agreement between Ray E. Morrow, Jr. and the Registrant dated April 20, 1994, as amended (3-4)

10.4 Noncompete Agreement between Ray E. Morrow, Jr. and Nicollett Limited Partners Partnership dated April 20, 1994 (3)

10.5 Assignment Agreement by and among the Registrant, Nicollett Limited Partners, James V. Zaccaro, Gregory M. Eide, Dennis R. Shelton and Erik J. Krieger dated December 19, 1995 (5)

10.6 Morrow Snowboards, Inc. Employee Equity Incentive Plan as amended and restated February 13, 1997 (4)

10.7 Form of Nonqualified Stock Option Agreement (3-4)

10.8 Form of Incentive Stock Option Agreement (3-4)

10.9 Manufacturing Agreement between the Registrant and Plasticos Duramas, S.A., dated July 20, 1995 (3)

10.10 Form of Sales Representative Agreement (3)

10.11 Letter Agreements between the Registrant and Pacific Crest Securities Inc.dated February 22, 1994, January 27, 1995, August 4, 1995 and October 4,1995 (3)

10.12 Form of  Indemnification  Agreement  (3-4)

10.13 Stock Option Plan for Non-Employee Directors (3-4)

10.14 Purchase and Sales Agreement dated February 29, 1996 (5)

10.15 Securities Purchase Agreement dated October 31, 1997 among the Registrant,Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and the Security holders of Westbeach Snowboard Canada Ltd. listed therein (6)

10.16 Loan and Security Agreement dated as of May 7, 1998 among the Registrant and Westbeach Snowboard U.S.A., Inc., as Borrower, and Foothill Capital Corporation as Lender (as assigned to Capitol Bay Management, Inc.) (9)

10.17 Guarantee and Postponement of Claim by Morrow Westbeach Canada ULC in favor of Foothill Capital Corporation dated as of May 7, 1998
      (as assigned to Capitol Bay Management, Inc.) (19)

10.18 Intellectual Property and Security Agreement dated as of May 7, 1998, between Morrow Snowboards, Inc. and Foothill Capital Corporation (as assigned to Capitol Bay Management, Inc.)(19)

10.19 General  Security  Agreement  dated  as of  May  7,  1998,  between
      Morrow Westbeach Canada ULC and Foothill Capital Corporation (as assigned to Capitol Bay Management, Inc.)(19)

10.20 Security Agreement-Stock Pledge dated as of May 7, 1998, between Morrow Snowboards, Inc. and Foothill Capital Corporation (as assigned to Capitol Management, Inc.)(19)

10.21 Assignment and Acknowledgment Agreement dated May 7, 1999, between Capitol Bay Management, Inc. and Foothill Capital Corporation, the Registrant and Westbeach Snowboard U.S.A. Inc.(19)

10.22 Apparel Design and Manufacturing Agreement dated December 31, 1996, between the Registrant and Marmot Mountain Ltd. (7)

10.23 "Terms of Instrument - Part 2", dated April 1, 1994, as amended by "Terms of Instrument - Part 2", Modification Agreement, dated October 17, 1997, between Westbeach Snowboard Canada Ltd. (now Morrow Westbeach Canada ULC)and Western IMMO Holdings Inc. (8)

10.24 International Distribution Agreement dated as of January 1, 1998, between the Registrant and K.K. Morrow Japan (8)

10.25 Acquisition Agreement dated as of March 26, 1999, by and between K2 Acquisitions, Inc. and the Registrant (10)

10.26 Memorandum of Understanding between Capitol Bay Management, Inc. and the Company (11)

10.27 Payment Agreement effective June 17, 1999 among Morrow Snowboards, Inc., certain Petitioning Creditors named therein and Robert K. Morrow, Inc., a Disbursing Agent for the Petitioning Creditors (12)

10.28 Promissory Note dated August 25, 1999, given by Morrow Snowboards, Inc. to Dennis and Carol Pekkola (12)

10.29 Trust Deed dated August 25, 1999, given by Morrow Snowboards, Inc. to Robert Smejkel, as Trustee, with Dennis and Carol Pekkola as beneficiaries (13)

10.30 Subordination Agreement dated August 25, 1999, among Morrow Snowboards, Inc., Robert K. Morrow, as Escrow Agent for certain creditors of the Company and the Pekkolas (13)

10.31 Morrow   Snowboards,   Inc.   1999  Stock  Option  Plan  for
      Non-Employee Directors(14)

10.32 Asset Purchase Agreement dated as of November 12, 1999, among Westbeach Canada ULC and Westbeach Sports Inc.(15)

10.33 General Assignment dated as of November 12, 1999, among Westbeach Canada ULC and Westbeach Sports Inc.(15)

10.34 Assignment of Lease and Consent among Westbeach Canada ULC, Westbeach Sports Inc. and Western Immo Holdings, Inc. dated as of November 12, 1999 (15)

10.35 Assignment of Lease and Consent among Westbeach Canada ULC, Westbeach Sports Inc. and Welf Arne Von Dehn dated as of November 12, 1999 (15)

10.36 Bill of Sale between Westbeach Canada ULC and Westbeach Sports Inc. dated as of November 12, 1999 (15)

10.37 Letter from Arthur Andersen, LLP dated January 24, 2000 (16)

10.38 Placement  Agent   Agreement   dated  January  13,  2000,   between
      Morrow Snowboards, Inc. and Capitol Bay Securities, Inc (17)

10.39 Securities Purchase Agreement effective as of January 31, 2000, among Morrow Snowboards, Inc. and the Sellers (18)

10.40 Sale and Purchase Agreement February 1, 2000 among Vikay Industrial (Hong Kong) Ltd. and International DisplayWorks, Inc. (19)

10.41 Supplemental Deed and Charge dated February 1, 2000, between International DisplayWorks (Hong Kong) Ltd. and International DisplayWorks, Inc., as Chargors, and Vikay Industrial Ltd.
      (in Judicial Management) and Vikay Industrial (Hong Kong) Ltd. as Chargees (18)

21   Subsidiaries of the Registrant

27   Financial Data Schedule

(1) Incorporated herein by reference from the Company's Current Report on Form 8-K dated November 6, 2000 (File No. 0-753683).

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated October 31, 2001 (File No. 0-27002).

(3) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 33-97800).

(4)  Management contract or compensatory plan or arrangement.

(5) Incorporated herein by reference from the Company's 1995 Annual Report on Form 10-K (File No. 0-27002).

(6) Incorporated by reference from the Company's Current Report on Form 8-K dated October 31, 1997 (File No. 0-27002).

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated November 11,1997 (File No. 0-27002).

(8) Incorporated by reference from the Company's 1997 Annual Report on Form 10-K (File No. 0-27002).

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

(14) Incorporated by reference from the Company's Current Report on Form 8-K dated September 30, 1999 (File No. 0-27002).

(15) Incorporated by reference from the Company's Current Report on Form 8-K dated November 12, 1999 (File No. 0-27002).

(16) Incorporated by reference from the Company's Current Report on Form 8-K dated January 14, 2000 (File No. 0-27002).

(17) Incorporated by reference from the Company's Current Report on Form 8-K dated January 31, 2000 (File No. 0-27002).

(18) Incorporated by reference from the Company's Current Report on Form 8-K dated January 31, 2000 (File No. 0-27002).

(19) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 1, 2000 (File No.0-27002).

                                  Exhibit 3.2