Form 10-K/A
period 2001-10-31
MORROW SNOWBOARDS INC
filed 2002-03-07
CIK 866415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A-1
                ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Explanation

This  amendment  to Form 10-K is filed to  include  the  Auditor's  Consent,  as
Exhibit 23.1 and the conformed signatures on the signature page, which were inadvertently omitted in the original submission. There are no other changes to the Form 10-K as filed on February 28, 2002.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-8 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rocklin, State of California, on February 28, 2002.

                                            INTERNATIONAL DISPLAYWORKS, INC.,
                                            A Delaware corporation


Dated:   February 28, 2002       By:  /s/ STEPHEN C. KIRCHER
         -----------------            ------------------------------------
                                      Stephen C. Kircher,
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)

     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
registration statement has been signed by the following persons in the capacities and on the date indicated.



Dated:   February 28, 2002       By: /s/ STEPHEN C. KIRCHER
         -----------------           ------------------------------------------
                                     Stephen C. Kircher,
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)



Dated:   February 28, 2002       By: /s/ ANTHONY GENOVESE
         -----------------           ------------------------------------------
                                     Anthony Genovese,
                                     Vice-Chairman and Chief Technology Officer



Dated:  February 28, 2002        By: /s/ WILLIAM H. HEDDEN
        -----------------            ------------------------------------------
                                     William H. Hedden, Director



Dated:  February 28, 2002        By: /s/ RONALD COHAN
        -----------------            ------------------------------------------
                                     Ronald Cohan, Director



Dated:   February 28, 2002       By: /s/ TIM NYMAN
         -----------------           ------------------------------------------
                                     Tim Nyman, Director


Dated:   February 28, 2002       By: /s/ IAN BEBBINGTON
         -----------------           ------------------------------------------
                                     Ian Bebbington,
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                  Exhibit 23.1


                         INDEPENDENT AUDITOR'S CONSENT

     We consent to the incorporation by reference in Registration Statement File No. 333-04761, file date May 30, 1996, on Form S-8 of Granite Bay Technologies, Inc. (formerly Morrow Snowboards, Inc.) of our report dated January 23, 2002, appearing in the Annual Report on Form 10-K of International DisplayWorks, Inc. (Formerly Morrow Snowboards, Inc.) for the year ended October 31, 2001.

                                                        /s/ Perry-Smith LLP

Sacramento, California
January 23, 2002