Form 10-Q
period 2002-01-31
MORROW SNOWBOARDS INC
filed 2002-03-18
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2002

                         Commission File Number: 0-27002

                        INTERNATIONAL DISPLAYWORKS, INC.
                    (Formerly Granite Bay Technologies, Inc.)
             (Exact name of Registrant as specified in its charter)


        Delaware                                        94-3333649
        --------                                        ----------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


599 Menlo Drive, Suite 200, Rocklin, California                     95765-3708
-----------------------------------------------                     ----------
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

                                X yes      no

The number of shares outstanding of the registrant's Common Stock, no par value, as of March 7, 2002 was 19,321,246

                        INTERNATIONAL DISPLAYWORKS, INC.



INDEX


Part 1  Financial Information                                        Page Number
                                                                     -----------

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at January 31, 2002 and October 31, 2001...............1

         Statements of Operations for the
         Three months ended January 31, 2002 and March 31, 2001................2

         Statements of Cash Flows for the
         Three months ended January 31, 2002 and March 31, 2001................3

         Statement of Stockholders' Equity as of January 31, 2002..............4

         Notes to Financial Statements.........................................5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation.........................10

Item 3.  Quantitative and Qualitative disclosure About Market Risk............14


Part II  Other Information

Item 1. Legal Proceedings.....................................................15
Item 2. Changes in Securities.................................................15
Item 3. Default Upon Senior Securities........................................15
Item 4. Submission of Matters to a Vote of Security Holders...................15
Item 5. Other Information.....................................................15
Item 6. Exhibits and Reports on Form 8-K......................................15

Signatures....................................................................16

            INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share data)




                                     ASSETS                                   January 31,         October 31,
                                                                                 2002                2001
                                                                              ----------         -----------

Current assets:
    Cash and cash equivalents                                                 $    1,543               $ 982
    Accounts receivable,
      net of allowance for doubtful accounts of $198 and $196                      2,871               3,231
    Inventories                                                                    1,257               1,322
    Prepaid expense                                                                  297                 391
    Net current assets of discontinued operations                                     12                  12
                                                                              ----------         -----------

       Total current assets                                                        5,980               5,938
                                                                              ----------         -----------

Property and equipment at cost, net                                                6,162               6,389
                                                                              ----------         -----------

Other assets:
    Goodwill, net                                                                  5,611               5,719
    Other assets, net                                                                 12                  12
                                                                              ----------         -----------
      Total other assets                                                           5,623               5,731
                                                                              ----------         -----------

       Total assets                                                           $   17,765         $    18,058
                                                                              ==========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:

    Accounts payable                                                          $    2,321         $     1,950
    Accrued liabilities                                                            1,213               1,258
    Current portion of long term debt                                              2,330               2,653
                                                                              ----------         -----------

       Total current liabilities                                                   5,864               5,861
                                                                              ----------         -----------

Long-term debt, net of current portion                                               807                 807
                                                                              ----------         -----------
       Total liabilities                                                           6,671               6,668
                                                                              ----------         -----------

Commitments and contingencies                                                          -                   -

Shareholders' equity
    Preferred stock, no par, 10,000,000 shares authorized
      no shares issued or outstanding                                                  -                   -
    Common stock, no par, 40,000,000 shares authorized,
      19,321,213  shares issued and outstanding                                   41,205              41,205
    Accumulated deficit                                                          (30,202)            (29,903)
    Cumulative translation adjustment                                                 91                  88
                                                                              ----------         -----------
       Total shareholders' equity                                                 11,094              11,390
                                                                              ----------         -----------
       Total liabilities and shareholders' equity                             $   17,765         $    18,058
                                                                              ==========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

        INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (in thousands, except share and per share data)

                                                                           Three Months Ended
                                                                   ------------------------------------
                                                                   January 31, 2002      March 31, 2001
                                                                   ------------------------------------


Net sales                                                          $          4,611      $        4,109
Cost of goods sold                                                            3,456               3,149
                                                                   ----------------      --------------
    Gross profit                                                              1,155                 960
                                                                   ----------------      --------------

Operating expenses:
    Selling, marketing & customer service                                       349                 388
    Engineering, advance design and product
      management                                                                148                  90
    General and administrative                                                  841               1,153
                                                                   ----------------      --------------
      Total operating expenses                                                1,338               1,631
                                                                   ----------------      --------------

Operating loss                                                                 (183)               (671)
                                                                   ----------------      --------------

Other income (expense):
    Interest expense                                                           (181)                (89)
    Other income                                                                 43                  22
                                                                   ----------------      --------------
     Total other income (expense)                                              (138)                (67)
                                                                   ----------------      --------------
Loss from continuing operations before income taxes                            (321)               (738)
                                                                   ----------------      --------------

    Income tax benefit
                                                                   ----------------      --------------

Loss from continuing operations                                                (321)               (738)
                                                                   ----------------      --------------

Income on discontinued snowboard operations                                      22                  28
                                                                   ----------------      --------------
Loss from discontinued snowboard and apparel
operations, net of taxes                                                         22                  28
                                                                   ----------------      --------------

Net loss                                                           $           (299)     $         (710)
                                                                   ================      ==============

Net loss per common share:
    Loss from continuing operations - basic                        $          (0.02)     $        (0.04)
    Loss from continuing operations - diluted                      $          (0.02)     $        (0.04)

    Loss from discontinued operations - basic                      $           0.00      $         0.00
    Loss from discontinued operations - diluted                    $           0.00      $         0.00

    Net loss - basic                                               $          (0.02)     $        (0.04)
    Net loss - diluted                                             $          (0.02)     $        (0.04)

Weighted average number of shares used in computing per share amounts:

    Basic                                                                19,321,213          19,150,537
                                                                   ================      ==============
    Diluted                                                              19,321,213          19,150,537



The accompanying notes are an integral part of these consolidated financial statements.

           INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)


                                                                                             Quarters Ended
                                                                                 ------------------------------------------
                                                                                 January 31,                      March 31,
                                                                                    2002                            2001
                                                                                 -----------                      ---------
Cash flows from operating activities:
     Net loss                                                                    $     (299)                      $   (710)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation                                                                    278                            330
        Amortization of goodwill                                                        108                            108
          Decrease in accounts receivable                                               360                            207
          Decrease (increase) in inventories                                             65                           (212)
          Decrease (increase) in prepaid expenses                                        94                           (311)
          Decrease  in other assets                                                                                     55
          Increase (decrease) in accounts payable                                       371                           (152)
          (Decrease) increase in accrued liabilities                                    (45)                           122
          Increase in translation adjustment                                              3
          Increase in put options                                                                                       37
                                                                                 -----------                      ---------
         Net cash provided by (used in)  operating activities                           935                           (526)

Cash flows from investing activities:
    Proceeds from sale of equipment                                                                                     60
    Acquisition of property and equipment                                               (51)                           (27)
                                                                                 -----------                      ---------
         Net cash (used in) provided by  investing activities                           (51)                            33
                                                                                 -----------                      ---------

Cash flows from financing activities:
    Proceeds from issuance warrants                                                                                      45
    Payments on long term debt                                                         (323)
    Net proceeds from issuance of long-term debt                                                                        821
                                                                                 -----------                      ----------
         Net cash (used in) provided by financing activities                           (323)                            866


Increase in cash and cash equivalents                                                   561                             373

Cash and cash equivalents at beginning of period                                        982                             914
                                                                                 -----------                      ----------
Cash and cash equivalents at end of period                                          $ 1,543                         $ 1,287




The accompanying notes are an integral part of these consolidated financial statements.


                                       INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (in thousands, except share data)



                                                                                                   Cumulative
                                                      Common Stock             Accumulated         Translation
                                              --------------------------

                                                Shares            Amount            Deficit         Adjustment        Total
                                              ----------------------------------------------------------------------------------

 Balance, November 1, 2001                     19,321,213         $ 41,205          $ (29,903)      $       88        $11,390
                                              ----------------------------------------------------------------------------------
    Comprehensive loss
      Net loss                                                                           (299)                           (299)
       Translation adjustment                                                                                3              3
                                                                                                                      ----------
    Total comprehensive loss                                                                                             (296)


                                              ----------------------------------------------------------------------------------
Balance, January 31, 2002                      19,321,213         $ 41,205          $ (30,202)      $       91        $11,094
                                              ==================================================================================












The accompanying notes are an integral part of these consolidated financial statements.

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        ORGANIZATION

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

          During the quarter ended January 31, 2002, the Company operated in the single business segment of electronic equipment and parts.

          Going Concern

          The Company incurred net losses from continuing operations of $2,593,000 in fiscal period 2001 and has an accumulated deficit of $30,202,000, of which $23,773,000 is from discontinued operations, at January 31, 2002, which raised doubt about its ability to continue as a going concern.

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

          Acquisition

          On January 31, 2000, Granite Bay Technologies, Inc. acquired 100% of the outstanding shares of International DisplayWorks, Inc. (IDW) a Delaware corporation headquartered in Rocklin, California, through issuance of 2,680,000 shares of common stock. The acquisition was accounted for using the purchase method of accounting. On February 1, 2000, IDW through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd., (IDWHK) acquired 100% of the shares of MULCD Microelectronics Company Ltd. (MULCD) and IDW Shenzhen
          Technology Development Company, Ltd. (IDWT). MULCD and IDWT are engaged in the manufacturing and assembly of LCDs and modules in
          Peoples Republic of China (PRC Companies). The PRC Companies manufacture LCDs and assemblies for the USA, Europe, and Far East markets. The acquisition, which was accounted for by the purchase method of accounting, was completed with the final payment made on April 11, 2001., required a total payment of approximately $8,481,000. On April 11, 2001 the final payment of $821,000 was made to the Judicial Managers for all remaining amounts due under the Sales and Purchase Agreement and the Supplemental Deed and Charge, thereby finalizing all matters relating to the acquisition on February 1, 2000 of MULCD and IDWT.

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

3.  SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The accompanying consolidated financial statements include the accounts of International DisplayWorks, Inc., and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the 2002 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

          Fiscal Year

          The company changed its fiscal year end from a 52/53 week fiscal year ending the last Saturday closest to December 31st to October 31st effective October 31, 2001. Management has determined that it is not practicable to present financial statements for quarterly periods of the prior year that correspond to the new quarterly periods. Accordingly, management has elected to present financial statements for quarterly periods of the prior year that correspond to the new quarterly periods. The results of operations for the three months ended March 31, 2001, the data most nearly comparable with the quarter ended January 31, 2002, have been presented. Management has included a discussion of factors that could affect comparability of this information.

          The accompanying consolidated balance sheet at October 31, 2001, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.


          Goodwill and Other Long-Lived Assets

          Goodwill of approximately $6,474,000 resulting from the IDW acquisition is being amortized over 15 years using the straight-line method and is recorded net of accumulated amortization of $863,000 at January 31, 2002 and $755,000 at October 31, 2001.

          For fiscal years commencing November 1, 2002 the Company will account for goodwill and other intangible assets under the guidance of Statement of Financial Accounting Standards No. 142. Under Statement No. 142, goodwill will no longer be amortized. Intangible assets will be amortized over their useful lives. Goodwill and other intangible assets are periodically evaluated using current facts and circumstances for indications that the value of such assets may be impaired. Valuations are based on non-discounted projected earnings. If the valuation indicates that non-discounted earnings are sufficient to recover the recorded assets, revised projected earnings are discounted to recover the recorded assets. Then the projected earnings are discounted to determine the revised carrying value and the write-down for the difference is recorded.

          On October 31, 2001 Granite Bay Technologies, Inc. merged into its wholly owned subsidiary, International DisplayWorks, Inc. Amortization of Goodwill amounted to approximately $360,000 for the year ended October 31, 2001. Management does not believe the impact of implementing Statement No. 142 will have a material impact on the Company's financial position or results of operations.

          Net Loss Per Share

          The shares used in the calculation of net loss per share are computed as follows:

                                                          Period Ended
                                              January 31,            March 31,
                                                 2002                  2001
                                              -----------           ----------
     Shares:
      Weighted average shares
     outstanding for basic                     19,321,213           19,150,537
     earnings per share
       Dilutive effect of stock
     options and warrants (1)                      -                    -
                                              -----------           ----------

      Weighted average shares
     outstanding for diluted                   19,321,213           19,150,537
     earnings per share
                                              ===========           ==========

 (1) The effect of potential common securities issued pursuant to the exercise of stock options and warrants of 2,457,709 shares and 2,150,509 shares
     for  fiscal   periods   January  31,  2002,   and  March  31,  2001
     respectively, are excluded from the diluted earnings per share calculation as their effect would be antidilutive.

4.       INVENTORY

         Inventories consisted of the following (in thousands):


                                            January 31,           October 31,
                                               2002                  2001
                                            -----------           -----------
       Finished goods                       $      255            $      326
       Work-in-process                             482                   126
       Raw Materials                             1,105                 1,455
       Less:  reserve for
              obsolete inventory                  (585)                 (585)
                                            -----------           -----------
       Total inventories, net               $    1,257            $    1,322
                                            ===========           ===========

5.       NOTES PAYABLE

      Notes payable consisted of the following (in thousands):

                                             January 31,          October 31,
                                                2002                 2001
                                             -----------          -----------

      Notes payable, interest only
      payments due in monthly
      installments of $3,993 at 12%
      interest; principal balance due
      and payable in full April 15,
      2002, collateralized by all
      shares of the Company's common
      stock, and the accounts
      receivable, inventory, equipment
      and other tangible assets of the
      Company                                $     399            $      399

       Notes payable, interest only
       payments due in monthly
       installments of $1,585 at 12.68%
       interest; principal balance due
       and payable in full October 26,
       2001, collateralized by all
       shares of the Company's common
       stock, and the accounts
       receivable, inventory, equipment
       and other tangible assets of the
       Company.                                      -                   150

       Notes payable, interest only
       payments due in monthly
       installments of $2,642 at 12.68%
       interest; principal balance due
       and payable in full April 1,
       2002, collateralized by all
       shares of the Company's common
       stock, and the accounts
       receivable, inventory, equipment
       and other tangible assets of the
       Company                                     250                   250

       Notes payable, interest only
       payments due in monthly
       installments of $2,906 at 12.68%
       interest; principal balance due
       and payable in full April 15,
       2002, collateralized by all
       shares of the Company's common
       stock, and the accounts
       receivable, inventory, equipment
       and other tangible assets of the
       Company                                     275                   275

       Notes payable, interest only
       payments due in monthly
       installments of $1,057 at 12.68%
       interest; principal balance due
       and payable in full October 15,
       2002, collateralized by all
       shares of the Company's common
       stock, and the accounts
       receivable, inventory, equipment
       and other tangible assets of the
       Company                                     100                   100

       Factoring line, at 2.25% over
       Hong Kong Dollar prime
       collateralized by accounts
       receivable (approximately 9.25%
       at January 31, 2002).                        85                   488

       Credit line at 3% over U.S.
       prime collateralized by the
       accounts receivable, inventory,
       equipment and other tangible
       assets of the Company with
       minimum interest charge of
       $12,500 per month (approximately
       12% at January 31, 2002).                   818                   588

       Mortgage Loan, at 8.3% interest,
       to be repaid in three annual
       installments, collateralized by
       the three factory buildings in
       Shenzhen, PRC                             1,210                 1,210
                                                 -----                 -----
                                                 3,137                 3,460
       Less:  due within one year                2,330                 2,653
                                                 -----                 -----
       Due after one year                        $ 807                 $ 807
                                                 ======                =====
      Notes payable are due as follows:

         Due in fiscal year October 31, 2002         $2,330
         Due in fiscal year October 31, 2003            404
         Due in fiscal year October 31, 2004            403
                                                     ------
                                                     $3,137

6. STOCKHOLDERS' EQUITY

     Stock Option Plans

          During the three months ended January 31, 2002, there were no options granted under the employee stock option plan. During the same period, 55,000 options have been cancelled or have expired.

     Stock Warrants

          The Company from time to time, has issued stock warrants as payments for fees, interest and services rendered. During the three months ended January 31, 2002 there have been no warrants issued by the Company.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to International DisplayWorks, Inc. (the "Company," "we" or "us") or its management, including without limitation, IDW (as defined herein) and the Company's other subsidiaries, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers to consider the important factors, among others, that in some cases have affected and in the future could affect the Company's actual results and could cause actual consolidated results for fiscal year 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the Company's change in business lines, the ability to obtain capital and other financing in the amounts and times needed, realization of forecasted income and expenses by the PRC Companies (as defined herein), initiatives by competitors, price pressures, changes in the political climate for business in the People's Republic of China, the loss of one or more of our significant customers, and other risk factors listed from time to time in the Company's SEC reports including in particular, the factors and discussion in the 2001 10-K and risk factors listed below.

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

Overview

We design and manufacture a wide range of display products including liquid crystal displays ("LCD") and LCD modules, turnkey assemblies, front panel display systems, printed circuit board assemblies for use in end products of Original Equipment Manufacturers ("OEMs") and products incorporating LCD's for use in telecommunications and other electronics equipment, including appliance controllers, and personal communications devices. Our major business operations are conducted through International DisplayWorks, Inc., a Delaware corporation, ("IDW"), and its our wholly owned subsidiary, International DisplayWorks (HK) Ltd. ("IDWHK"), a company organized under the laws of Hong Kong SAR, and its wholly-owned subsidiaries, (i) MULCD Microelectronics Company Ltd. and (ii) IDW Shenzhen Technology Development Company Ltd. (the "PRC Companies"). The Company, IDWHK and the PRC Companies operate as an integrated company.

A wide variety of factors will affect IDW's operating results and could adversely impact its net sales and profitability. Significant factors in IDW's success will be its ability to establish and, in certain cases, re-establish (following acquisition from the Judicial Managers) design and manufacturing relationships with key OEM customers that will generate sufficient orders, including orders of higher margin products, to increase revenues and profitability. Although IDW products are incorporated in a wide variety of communications, consumer and appliance products, most of its total sales in 2001 were for display modules used in the consumer appliance industry. A slowdown in demand for these types of products that utilize IDW's devices as a result of economic or other conditions and the market served by IDW or other factors could adversely affect IDW's operating results. IDW's products are sold into an industry characterized by increasingly rapid product turnaround, increasingly shorter lead times, product obsolescence, order cancellation and other factors that make it difficult to forecast future orders, production and personnel needs and other resource requirements with a high level of certainty. IDW's ability to anticipate such factors and respond to them in a timely fashion will affect its ability to utilize its manufacturing capacity effectively, maintain a proper product mix and avoid downtimes due to product conversions and other factors. Such uncertainty also creates difficulties in maintaining adequate supplies of raw materials to meet shifting customer needs and customer orders placed on short notice.

Results of Operations

Comparison of the Three Months Ended January 31, 2002 and March 31, 2001.

The Company changed its fiscal year end to October 31st for the fiscal period ended October 31, 2001. Under Rule 13a-10 the Company has elected to compare its fiscal 2002 first quarter results (November 1, 2001 through January 31, 2002) to first quarter of fiscal 2001 results (January 1, 2001 through March 31, 2001) first quarter results.

Management feels that the data of these two quarters is comparable with the exception that the Chinese Lunar New Year occurred in the 2001 fiscal year first quarter and not in the 2002 fiscal year first quarter. The timing of Chinese Lunar New Year might have been a factor to the increased revenue in fiscal 2002 first quarter results over that of fiscal 2001.

     Continuing Operations - The Company's continuing operations consist of IDW, IDWHK and the PRC Companies, which manufacture and distribute liquid crystal displays and assemblies. As previously mentioned the Company discontinued snowboard and apparel operations in 1999. In three months ended January 31, 2002 there was $22,000 in revenue related to discontinued operations primarily from collection of duty drawback.

     Net Sales - Net sales for the quarter ended January 31, 2002 were $4,611,000 and for the quarter ended March 31, 2001 were $4,109,000, an increase of 12%. A portion of this increase can be attributed to fact that Chinese Lunar New Year occurs in the first calendar quarter of fiscal year 2001 resulting in the closing of the factory for a two-week period.

     Cost of Goods Sold - Cost of sales decreased to 75% of net sales for the quarter ended January 31, 2002 from 77% for the quarter ended March 31, 2001. This decrease can be attributed to increased yields and overall cost reduction measures implemented in fiscal 2001.

     Operating Expenses - Operating expenses consist of selling, marketing, customer service, engineering, and general and administrative expenses. Operating expenses decreased 18% to $1,338,000 for the quarter ended January 31, 2002 from $1,631,000 for the quarter ended March 31, 2001. The decrease can be attributed to the reduction in general and administrative costs, the closing of the Singapore sales office and the downsizing of the Rocklin and Hong Kong offices.

     Selling, Marketing and Customer Service - Selling, Marketing and Customer Service expenses decreased 10% to $349,000 for the quarter ended January 31, 2002 from $388,000 for the quarter ended March 31, 2001. Decreases in this category can be attributed to the closing of the Singapore sales office; downsizing of the Hong Kong sales office and other cost reductions. Significant elements of this expense consist of employee related expenses of $133,000, commission expense of $125,000 and rent of $22,000 for the period ended January 31, 2002.

     Engineering Advanced Design and Project Management - Engineering, advanced design and project management expenses increased 64% to $148,000 for the quarter ended January 31, 2002 from $90,000 for the quarter ended March 31, 2001. Significant elements of this expense include employee related expenses of $134,000 and travel and lodging of $9,000 for the period ended January 31, 2002.

     General and Administrative - General and Administrative expenses decreased 27% to $841,000 for the quarter ended January 31, 2002 from $1,153,000 for the quarter ended March 31, 2001. The decrease can be attributed to the downsizing of the Rocklin and Hong Kong administrative functions. Significant elements of this expense include employee related expenses of $283,000, professional fees of $150,000, amortization of goodwill of $108,000, rent, telephone and utilities of $35,000, insurance of $56,000, and local PRC government fees of $49,000 for the period ended January 31, 2002.

     Interest Expense - Interest expense increased 103% to $181,000 for the quarter ended January 31, 2002 from $89,000 for the quarter ended March 31, 2001. The increase in interest expense can be attributed to the use of lines of credit for the factoring of accounts receivable and the mortgage on the Company's manufacturing facility in the PRC put in place in fiscal 2001.

     Earnings before Interest, Income Taxes, Depreciation and Amortization - Earnings before interest, income taxes, depreciation and amortization was $268,000 for the fiscal period ended January 31, 2002 compared to a loss of $183,000 for the fiscal period ended March 31, 2001. Depreciation, amortization and interest were $278,000, $180,000, and $181,000 respectively for the fiscal period ended January 31, 2002. Depreciation, amortization and interest were $330,000, $108,000, and $89,000 respectively for the fiscal period ended March 31, 2001. The Company did not incur income tax expense for either period.

     Net Loss - The net loss for the quarter ended January 31, 2002 was $299,000 compared to $710,000 for the quarter ended March 31, 2001. This 58% decrease can be attributed to the Company's decrease in operating expenses of $293,000 and the increase in revenues. The loss from continuing operations was $321,000 for the quarter ended January 31, 2002 compared to $738,000 for the quarter ended March 31, 2001. This difference can be attributed to the decrease in operating expenses and increase in revenues.

Liquidity and Capital Resources

     IDW requires capital to pay certain existing fixed obligations, provide working capital for the PRC Companies, and cover administrative overhead and certain costs related to being a public company. As discussed below, IDW intends to generate working capital to implement its current Business Plan.

     Net cash provided by operating activities was $935,000 for the quarter ended January 31, 2002. Significant elements of net cash provided by operations include: a net loss of $299,000 offset by non-cash expenses of $386,000 in depreciation and amortization, decreases in accounts receivable of $360,000, decrease in inventories of $65,000, decreases in prepaid expenses of $94,000, increases in accounts payable of $371,000, and decreases in accrued liabilities of $45,000. The net cash used in operating activities was $526,000 for the quarter ended March 31, 2001 resulting primarily from a net loss of $710,000, offset by non-cash expenses of $438,000 in depreciation and amortization, decreases in accounts receivable of $207,000, increases in inventories of $212,000, increases in prepaid expenses of $311,000, decreases in accounts payable of $152,000, and increases in accrued liabilities of $122,000.

     Net cash used in investing activities for the quarter ended January 31, 2002 was $51,000, which represents acquisition of property and equipment of $51,000. Net cash provided by in investing activities for the quarter ended March 31, 2001 was $33,000 which represents acquisition of property and equipment of $27,000 and proceeds from the sale of equipment of $60,000.

     Net cash used in financing activities for the quarter ended January 31, 2002 was $323,000 consisting of payments on long-term debt. Net cash provided by financing activities for the quarter ended March 31, 2001 was $866,000 consisting primarily of proceeds of $821,000 from debt related to the acquisition of the PRC companies.

     The planned future expansion of IDW and its subsidiaries, to enhance existing production capabilities, assure future product quality and reduce costs will require $360,000 in additional capital expenditures during fiscal 2002. IDW plans continued use of its credit facilities and extension of related party short-term debt. Events such as non-renewal of credit facilities or requirements to repay short-term debt could affect the Company's ability to fund capital expenditures and working capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company derives the majority of its income in U.S. dollars, but incurs significant expenses in RMB and Hong Kong dollars for which it maintains cash balances in readiness to meet these payment commitments. These balances expose the Company to fluctuations in foreign currency exchange rates. The Company currently holds foreign currencies, which translate into $270,000 using the quarter-end exchange rate. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $27,000. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices or marketable equity security prices. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 % change in interest rates would have a material effect on the Company's cash flow.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             -NONE-

ITEM 2.      CHANGES IN SECURITIES

             -NONE-

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             -NONE-

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             -NONE-

ITEM 5.      OTHER INFORMATION

             -NONE-

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits

                      -None-

             (b)      Reports on Form 8-K

                      The following report on Form 8-K was filed during the last quarter of the period covered by this report:

Date of Report          Date of Event         Item Reported
--------------          -------------         -------------
November 15, 2001       October 31, 2001      Completion of merger between
                                              International DisplayWorks, Inc.
                                              and Granite Bay Technologies, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INTERNATIONAL DISPLAYWORKS, INC.


Date:  March 14, 2002                           /s/ IAN N. BEBBINGTON
       --------------                           ---------------------
                                                Ian N. Bebbington, Chief
                                                Financial Officer
                                                (Principal Accounting Officer
                                                and Principal Financial Officer)