Form 10-Q
period 2002-04-30
INTERNATIONAL DISPLAYWORKS INC
filed 2002-06-11
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the quarterly period ended: April 30, 2002

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

                                 (916) 415-0864
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] yes  [ ] no

The number of shares outstanding of the registrant's Common Stock, no par value, as of May 21, 2002 was 19,351,246

                        INTERNATIONAL DISPLAYWORKS, INC.



INDEX


Part 1  Financial Information                                      Page Number
                                                                   -----------

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at April 30, 2002 and October 31, 2001...............1

         Statements of Operations for the
         Three and Six months ended April 30, 2002 and June 30, 2001.........2

         Statements of Cash Flows for the
         Six months ended April 30, 2002 and June 30, 2001...................3

         Statement of Stockholders' Equity as of April 30, 2002..............4

         Notes to Financial Statements.......................................5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation.......................10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........15


Part II  Other Information

Item 1.  Legal Proceedings..................................................15
Item 2.  Changes in Securities..............................................15
Item 3.  Default Upon Senior Securities.....................................16
Item 4.  Submission of Matters to a Vote of Security Holders................16
Item 5.  Other Information..................................................16
Item 6.  Exhibits and Reports on Form 8-K...................................16

Signatures..................................................................17

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                            -----------------  -----------------
                     ASSETS                      April 30         October 31,
                                                   2002               2001
                                            -----------------  -----------------
Current assets:
  Cash and cash equivalents                 $         1,247    $           982
  Accounts receivable,
    net of allowance for doubtful
    accounts of $181 and $196                         3,321              3,231
  Inventories                                         1,510              1,322
  Prepaid expense                                       582                391
  Net current assets of discontinued
   operations                                            12                 12
                                            -----------------  -----------------

    Total current assets                              6,672              5,938
                                            -----------------  -----------------

Property and equipment at cost, net                   5,897              6,389
                                            -----------------  -----------------

Other assets:
  Goodwill, net                                       5,503              5,719
  Other assets, net                                      12                 12
                                            -----------------  -----------------
    Total other assets                                5,515              5,731
                                            -----------------  -----------------
    Total assets                            $        18,084    $        18,058
                                            =================  =================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $         2,991    $         1,950
  Accrued liabilities                                 1,059              1,258
  Current portion of long term debt                   2,344              2,653
                                            -----------------  -----------------

    Total current liabilities                         6,394              5,861
                                            -----------------  -----------------

Long-term debt, net of current portion                  807                807
                                            -----------------  -----------------

  Total liabilities                                   7,201              6,668
                                            -----------------  -----------------

Commitments and contingencies                          -                  -

Shareholders' equity
  Preferred stock, no par, 10,000,000
   shares authorized
   no shares issued or outstanding                     -                  -
  Common stock, no par, 40,000,000
   shares authorized, 19,321,213
   shares issued and outstanding at
   April 30, 2002 and October 31,                    41,205             41,205
  Accumulated deficit                               (30,379)           (29,903)
  Cumulative translation adjustment                      57                 88
                                            -----------------  -----------------
    Total shareholders' equity                       10,883             11,390
                                            -----------------  -----------------

    Total liabilities and shareholders'
     equity                                 $        18,084    $        18,058
                                            =================  =================

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                               For Six Months Ended                    For Three Months Ended
                                                       ------------------------------------    -------------------------------------
                                                        April 30, 2002     June 30, 2001        April 30, 2002      June 30, 2001
                                                       ------------------------------------    -------------------------------------

Net sales                                               $       10,195     $       8,951       $         5,584      $       4,843
Cost of goods sold                                               7,656             6,767                 4,201              3,620
                                                        ---------------    ----------------    ---------------      ----------------
  Gross profit                                                   2,539             2,184                 1,383              1,223
                                                        ---------------    ----------------    ---------------      ----------------

Operating expenses:
  Selling, marketing & customer service                            794               718                   445                330
  Engineering, advance design and product
    management                                                     335               160                   187                 70
  General and administrative                                     1,706             2,332                   866              1,179
                                                        --------------     -------------       -----------------    ----------------
    Total operating expenses                                     2,835             3,210                 1,498              1,579
                                                        --------------     -------------       -----------------    ----------------

Operating loss                                                    (296)           (1,026)                 (115)              (356)
                                                        --------------     -------------       -----------------    ----------------

Other income (expense):
  Interest expense                                                (286)             (264)                 (105)              (176)
  Other income (expense)                                            68                27                    42                  4
                                                        --------------     -------------       -----------------    ----------------
    Total other income (expense)                                  (218)             (237)                  (63)              (172)
                                                        --------------     -------------       -----------------    ----------------

Loss from continuing operations before income taxes               (514)           (1,263)                 (178)              (528)
                                                        --------------     -------------       -----------------    ----------------

    Income tax benefit                                  --------------     -------------       -----------------    ----------------

Loss from continuing operations                                   (514)           (1,263)                 (178)              (528)
                                                        --------------     -------------       -----------------    ----------------

    Income (loss) on discontinued snowboard operations              38                16                                      (12)
Loss from discontinued snowboard and apparel            --------------     -------------       -----------------    ----------------
operations, net of taxes                                            38                16                    -                 (12)
                                                        --------------     -------------       -----------------    ----------------

Net loss                                                $         (476)    $      (1,247)      $          (178)     $        (540)
                                                        ==============     =============       =================    ================

Net loss per common share:
  Loss from continuing operations - basic               $        (0.02)    $       (0.07)      $         (0.01)     $       (0.03)
  Loss from continuing operations - diluted             $        (0.02)    $       (0.07)      $         (0.01)     $       (0.03)

  Loss from discontinued operations - basic             $          -       $         -         $           -        $         -
  Loss from discontinued operations - diluted           $          -       $         -         $           -        $         -

  Net loss - basic                                      $        (0.02)    $       (0.07)      $         (0.01)     $       (0.03)
  Net loss - diluted                                    $        (0.02)    $       (0.07)      $         (0.01)     $       (0.03)

Weighted average number of shares used in computing
per share amounts:
  Basic                                                     19,321,213        19,150,537            19,321,213         19,150,537
                                                        ==============     =============       ===============      ================

  Diluted                                                   19,321,213        19,150,537            19,321,213         19,150,537
                                                        ==============     =============       ===============      ================

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                           ------------------------------------------------------------------------------------
Balance, November 1, 2001                    19,321,213      $   41,205       $   (29,903)       $    88      $    11,390
                                           ------------------------------------------------------------------------------------

  Comprehensive loss
    Net loss                                                                         (476)                           (476)
    Translation adjustment                                                                           (31)             (31)
                                                                                                                   ------------
  Total comprehensive loss                                                                                           (507)
                                           ------------------------------------------------------------------------------------
Balance, April 30, 2002                      19,321,213      $   41,205       $   (30,379)       $    57      $    10,883
                                           ====================================================================================

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                           Year to Date
                                                                     --------------------------    ----------------------------
                                                                              April 30,                       June 30,
                                                                                2002                           2001
                                                                     --------------------------    ----------------------------
Cash flows from operating activities:
  Net loss                                                            $                   (476)    $                     (1,247)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                                           601                              449
    Amortization of goodwill                                                               216                              216
    Other non-cash expenses                                                                                                  26
    Provision for doubtful accounts                                                                                          13
     (Increase)  in accounts receivable                                                    (90)                            (763)
     (Increase) decrease  in inventories                                                  (188)                             539
     (Increase) in prepaid expenses                                                       (191)                            (205)
     Decrease  in other assets                                                              -                                 4
     Increase (decrease) in accounts payable                                             1,041                             (634)
     (Decrease) increase in accrued liabilities                                           (199)                             291
     (Decrease) in translation adjustment                                                  (31)
     Increase in put options                                                                                                 72
                                                                     --------------------------    ----------------------------
    Net cash provided by (used in) operating activities                                    683                           (1,239)
                                                                     --------------------------    ----------------------------

Cash flows from investing activities:
  Proceeds from sale of equipment                                                                                            -
  Acquisition of property and equipment                                                   (109)                             (16)
                                                                     --------------------------    ----------------------------
    Net cash (used in) provided by  investing activities                                  (109)                             (16)
                                                                     --------------------------    ----------------------------

Cash flows from financing activities:
  Proceeds from issuance warrants                                                                                            82
  Payments on long term debt (net)                                                        (309)                             (35)
  Net proceeds from issuance of long-term debt                                                                            1,883
                                                                     -------------------------     ----------------------------
    Net cash (used in) provided by financing activities                                   (309)                           1,930
                                                                     -------------------------     ----------------------------

Increase (decrease) in cash and cash equivalents                                           265                              675

Cash and cash equivalents at beginning of period                                           982                              885
                                                                     -------------------------     ----------------------------

Cash and cash equivalents at end of period                           $                   1,247     $                      1,560
                                                                     =========================     ============================


                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

     International DisplayWorks, Inc. and subsidiaries (the "Company or IDW"), headquartered in Rocklin, California was organized in July of 1999 and recently merged with its parent Granite Bay Technologies, Inc. which was organized in the State of Oregon as Morrow Snowboards, Inc., in October of 1989. The company is engaged in the design, manufacture and worldwide distribution of liquid crystal displays (LCD's), modules, and assemblies for major original equipment manufacturers (OEMs) applications in telecommunication, automotive, industrial, medical, and consumer products.

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

     During the quarter ended April 30, 2002, the Company operated in the single business segment of electronic equipment and parts.

     Going Concern

     The Company incurred net losses from continuing operations of $2,593,000 in fiscal period 2001 and has an accumulated deficit of $30,379,000, of which $23,773,000 is from discontinued operations, at April 30, 2002, which raises doubt about its ability to continue as a going concern.

     The Company, for the six months ended April 30, 2002 has generated losses of $476,000 compared to losses of $1,247,000 for the six months ended June 30, 2001.

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

     Acquisition

     On January 31, 2000, Granite Bay Technologies, Inc. acquired 100% of the outstanding shares of International DisplayWorks, Inc. (IDW) a Delaware corporation headquartered in Rocklin, California, through issuance of 2,680,000 shares of common stock. The acquisition was accounted for using the purchase method of accounting. On February 1, 2000, IDW through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd., (IDWHK) acquired 100% of the shares of MULCD Microelectronics Company Ltd. (MULCD) and IDW Shenzhen Technology Development Company, Ltd. (IDWT). MULCD and IDWT are engaged in the manufacturing and assembly of LCDs and modules in Peoples Republic of China (PRC Companies). The PRC Companies manufacture LCDs and assemblies for the USA, Europe, and Far East markets. The acquisition, which was accounted for by the purchase method of accounting, was completed with the final payment made on April 11, 2001 and required a total payment of approximately $8,481,000.

3.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of International DisplayWorks, Inc., and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the 2002 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

     Fiscal Year

     The company changed its fiscal year end from a 52/53 week fiscal year ending the last Saturday closest to December 31st to October 31st effective October 31, 2001. Management has determined that it is not practicable to present financial statements for quarterly periods of the prior year that correspond to the new quarterly periods. Accordingly, management has elected to present financial statements for quarterly periods of the prior year that correspond to the new quarterly periods. The results of operations for the three and six months ended June 30, 2001, the data most nearly comparable with the three and six months ended April 30, 2002, have been presented. Management has included a discussion of factors that could affect comparability of this information.

     The accompanying consolidated balance sheet at October 31, 2001, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.


     Goodwill and Other Long-Lived Assets

     Goodwill of approximately $6,474,000 resulting from the IDW acquisition is being amortized over 15 years using the straight-line method and is recorded net of accumulated amortization of $971,000 at April 30, 2002 and $755,000 at October 31, 2001.

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

     Net Loss Per Share

     The shares used in the calculation of net loss per share are computed as follows:

                                                          Period Ended
                                               April 30,            June 30,
                                                 2002                 2001
                                              -----------          ----------
     Shares:
      Weighted average shares
     outstanding for basic earnings per        19,321,213          19,150,537
     share
       Dilutive effect of stock options
     and warrants (1)                              -                   -
                                              -----------          ----------
       Weighted average shares
     outstanding for diluted earnings          19,321,213          19,150,537
     per share
                                              ===========          ==========

(1) The effect of potential common securities issued pursuant to the exercise of stock options and warrants of 2,972,709 shares and 2,198,009 shares for fiscal periods April 30, 2002, and June 30, 2001 respectively, are excluded from the diluted earnings per share calculation as their effect would be antidilutive.

4.   INVENTORY

     Inventories consisted of the following (in thousands):


                                                April 30,            October 31,
                                                  2002                  2001
                                                ---------            -----------
     Finished goods                             $     183            $      326
     Work-in-process                                  409                   126
     Raw Materials                                  1,415                 1,455
     Less:  reserve for obsolete inventory           (497)                 (585)
                                                ---------            -----------
     Total inventories, net                     $   1,510            $    1,322
                                                =========            ===========

5.   NOTES PAYABLE

     Notes payable consisted of the following (in thousands):

                                                   April 30,         October 31,
                                                     2002               2001
                                                   ---------         -----------

     Notes payable, interest only payments due
     in monthly installments of $3,993 at  12%
     interest;  principal  balance   due   and
     payable   in   full   July   14,    2002,
     collateralized  by   all  shares  of  the
     Company's common stock, and  the accounts
     receivable,   inventory,   equipment  and
     other tangible assets of the Company            $399                $399

     Notes payable, interest only payments due
     in  monthly  installments  of  $1,585  at
     12.68%  interest;  principal  balance due
     and  payable  in  full  October 26, 2001,
     collateralized   by  all  shares  of  the
     Company's common  stock, and the accounts
     receivable,  inventory,   equipment   and
     other tangible assets of the Company.  On
     November  15, 2001  and  January  7, 2002
     $50,000  and  $100,000  respectively  was
     paid in full satisfaction of this note.            -                 150

     Notes payable, interest only payments due
     in  monthly  installments  of  $2,642  at
     12.68%  interest;  principal  balance due
     and   payable   in  full  Apri  1,  2002,
     collateralized   by  all  shares  of  the
     Company's common stock, and  the accounts
     receivable,   inventory,   equipment  and
     other tangible assets of  the Company. On
     May 15, 2002, $250,000 was  paid  in full
     satisfaction of this note.                       250                 250

     Notes payable, interest only payments due
     in   monthly  installments  of  $2,906 at
     12.68%  interest;  principal  balance due
     and  payable  in  full  July  14,   2002,
     collateralized  by  all  shares  of   the
     Company's common stock, and  the accounts
     receivable,   inventory,   equipment  and
     other tangible assets of the Company.            275                 275

     Notes payable, interest only payments due
     in  monthly  installments  of  $1,057  at
     12.68%   interest;  principal balance due
     and  payable  in  full  October 15, 2002,
     collateralized  by  all  shares  of   the
     Company's common stock, and  the accounts
     receivable,   inventory,   equipment  and
     other tangible assets of the Company             100                 100

     Factoring line,  at  2.25% over Hong Kong
     Dollar prime collateralized  by  accounts
     receivable (approximately 9.25%  at April
     30, 2002).                                       165                 488

     Credit   line   at   3%  over  U.S. prime
     collateralized by the accounts receivable,
     inventory,  equipment  and other tangible
     assets  of  the  Company  with    minimum
     interest  charge   of  $7,813  per  month
     (approximately 12% at April 30, 2002).           752                 588

     Mortgage  Loan, at 8.3%  interest,  to be
     repaid   in  three  annual  installments,
     collateralized  by   the  three   factory
     buildings in Shenzhen, PRC.                    1,210               1,210
                                                   ----------        -----------
                                                    3,151               3,460
     Less:  due within one year                    (2,344)             (2,653)
                                                   ----------        -----------
     Due after one year                            $  807            $    807
                                                   ==========        ===========

     Notes payable are due as follows:

      Due in fiscal year October 31, 2002          $2,344
      Due in fiscal year October 31, 2003             404
      Due in fiscal year October 31, 2004             403
                                                   --------
                                                   $3,151
                                                   ========

6.   STOCKHOLDERS' EQUITY

     Stock Option Plans

     During the six months ended April 30, 2002, there were 515,000 options granted under the employee stock option plan. During the same period, 55,000 options have been cancelled or have expired.

     Subsequent to April 30, 2002, options totaling 30,033 shares of the Company's common stock were exercised at a value of $7,500.

     Stock Warrants

     The Company from time to time, has issued stock warrants as payments for fees, interest and services rendered. During the six months ended April 30, 2002 there were no warrants issued by the Company.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     This report contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to IDW or its management, including without limitation, IDW's subsidiaries, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers to consider the important factors, among others, that in some cases have affected and in the future could affect the Company's actual results and could cause actual consolidated results for fiscal year 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the Company's change in business lines, the ability to obtain capital and other financing in the amounts and times needed, realization of forecasted income and expenses by the PRC Companies (as defined herein), initiatives by competitors, price pressures, changes in the political climate for business in the People's Republic of China, the loss of one or more of our significant customers, and other risk factors listed from time to time in the Company's SEC reports including in particular, the factors and discussion in the 2001 10-K and risk factors listed below.


     Other factors, many of which could be beyond the IDW's control, include the following:

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

     o  IDW's ability to raise sufficient capital to fund operations and growth;

     o Over the long run, IDW's ability to raise additional capital to buy equipment and expand plant facilities to expand into higher margin products;

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

Overview

     We design and manufacture a wide range of display products including LCDs and LCD modules, turnkey assemblies, front panel display systems, printed circuit board assemblies for use in end products of OEMs and products incorporating LCDs for use in telecommunications and other electronics equipment, including appliance controllers, and personal communications devices. Our major business operations are conducted through IDW, and its wholly owned subsidiary, IDWHK, a company organized under the laws of Hong Kong SAR, and its wholly-owned subsidiaries, (i) MULCD and (ii) IDWT. The Company, IDWHK and the PRC Companies operate as an integrated company.

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

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2002 and June 30, 2001.

The Company changed its fiscal year end to October 31st for the fiscal period ended October 31, 2001. Under Rule 13a-10 the Company has elected to compare its fiscal 2002 second quarter results (February 1, 2002 through April 30, 2002) to the second quarter of fiscal 2001 results (April 1, 2001 through June 30, 2001) and the six months for fiscal 2002 (November 1, 2001 through April 30, 2002) results to the second quarter of fiscal 2001 (January 1, 2001 through June 30, 2001) results.

Management feels that the data of these two quarters and six-month period are comparable with the exception that the Chinese Lunar New Year occurred in the 2001 fiscal year first quarter and in the 2002 fiscal year second quarter. The timing of Chinese Lunar New Year might have been a factor in the increased revenue in fiscal 2002 first quarter results over that of fiscal 2001. Chinese Lunar New Year falls in January or February each year, which results in the loss of two work weeks each year. While in the Far East there is some ramping up of sales in anticipation of this event, for the most part the result is a decline in production and sales for the two work weeks of the Chinese Lunar New Year.

     Continuing Operations - The Company's continuing operations consist of IDW, IDWHK and the PRC Companies, which manufacture and distribute liquid crystal displays and assemblies. As previously mentioned the Company discontinued snowboard and apparel operations in 1999. In the three months ended April 30, 2002 there was no income or expense related to discontinued operations. In the six months ended April 30, 2002 there was $38,000 in revenue related to discontinued operations primarily from collection of duty drawback.

     Net Sales - Net sales for the quarter ended April 30, 2002 were $5,584,000 and for the quarter ended June 30, 2001 were $4,843,000, an increase of 15%. This increase can be attributed the Company's reorganization of its sales and marketing efforts in the latter part of fiscal 2001. Net sales for the six month period ended April 30, 2002 were $10,195,000 and for the six months ended June 30, 2001 were $8,951,000, an increase of 14%.

     Cost of Goods Sold - Cost of sales at 75% of net sales for the quarter ended April 30, 2002 remained unchanged from the quarter ended June 30, 2001.

This can be attributed to the Company's ability to maintain yields and the continuation of overall cost reduction measures implemented in fiscal 2001 in an economy of continued price pressure from the market place. As a percentage of net sales, cost of sales for the six month period April 30, 2002 decreased 1% from 76% for the six month period ended June 30, 2001.

     Operating Expenses - Operating expenses consist of selling, marketing, customer service, engineering, and general and administrative expenses. Operating expenses decreased 5% to $1,498,000 for the quarter ended April 30, 2002 from $1,579,000 for the quarter ended June 30, 2001. As a percentage of sales, operating expenses were 27% for the quarter ended April 30, 2002 compared to 33% for the quarter ended June 30, 2001, a decrease of 6%. This decrease can be attributed to the Company's overall cost containment measures and reorganization begun in fiscal year 2001. The reduction in general and administrative expenses has allowed the Company to reallocate resources to engineering and design to support new sales and development opportunities. Operating expenses decreased 12% to $2,835,000 for the six month period ended April 30, 2002 from $3,210,000 for the six month period ended June 30, 2002. As a percentage of sales, operating expenses were 28% for the six month period ended April 30, 2002 compared to 36% for the six month period ended June 30, 2001, a decrease of 8%.

     Selling, Marketing and Customer Service - Selling, Marketing and Customer Service expenses increased 35% to $445,000 for the quarter ended April 30, 2002 from $330,000 for the quarter ended June 30, 2001. The increase in this category can be primarily attributed to an increase in commission expense which is a percentage of sales. Significant elements of this expense consist of employee related expenses of $159,000, commission expense of $181,000 and rent of $16,000 for the quarter ended April 30, 2002. Selling, Marketing and Customer Service expenses increased 11% to $794,000 for the six month ended April 30, 2002 from $718,000 for the six month period ended June 30, 2001. Significant elements of this expense consist of employee related expenses of $293,000, commission expense of $306,000 and rent of $38,000 for the six month period ended April 30, 2002.

     Engineering Advanced Design and Project Management - Engineering, advanced design and project management expenses increased 167% to $187,000 for the quarter ended April 30, 2002 from $70,000 for the quarter ended June 30, 2001. Increases in this category are related to the increased staffing of the engineering department in the PRC to support increasing sales. Resources created by the cost reductions in general and administrative expenses were used to enhance the design Company. Significant elements of this expense include employee related expenses of $173,000 and travel and lodging of $13,000 for the quarter ended April 30, 2002. Engineering, advanced design and project management expenses increased 109% to $335,000 for the six month period ended April 30, 2002 from $160,000 for the six month period ended June 30, 2001. Significant elements of this expense include employee related expenses of $311,000 and travel and lodging of $22,000 for the six month period ended June 30, 2002.

     General and Administrative - General and Administrative expenses decreased 27% to $866,000 for the quarter ended April 30, 2002 from $1,179,000 for the quarter ended June 30, 2001. The decrease can be attributed to the downsizing of the Rocklin and Hong Kong administrative functions. Resources created by the reductions in costs were used to expand the engineering and design Company to support increased sales and product development. Significant elements of this expense include employee related expenses of $380,000, professional fees of $98,000, amortization of goodwill of $108,000, rent, telephone and utilities of $36,000, insurance of $39,000, and local PRC government fees of $49,000 for the period ended April 30, 2002. General and Administrative expenses decreased 27% to $1,706,000 for the six month period ended April 30, 2002 from $2,332,000 for the six month period ended June 30, 2001. Significant elements of this expense include employee related expenses of $663,000, professional fees of $270,000, amortization of goodwill of $216,000, rent, telephone and utilities of $71,000, insurance of $95,000, and local PRC government fees of $97,000 for the six month period ended April 30, 2002.

     Interest Expense - Interest expense decreased 40% to $105,000 for the quarter ended April 30, 2002 from $176,000 for the quarter ended June 30, 2001. The decrease can be attributed to the reduction in amortization of warrant costs related to financing activities. Interest expense increased 8% for the six month period ended April 30, 2002 to $286,000 from $264,000 for the six month period ended June 30, 2001. Debt outstanding at April 30, 2002 and June 30, 2001 was $3,151,000 and $2,382,000 respectively.

     Earnings before Interest, Income Taxes, Depreciation and Amortization - Earnings before interest, income taxes, depreciation and amortization were
$359,000 for the quarter ended April 30, 2002 compared to $80,000 for the quarter ended June 30, 2001. Earnings before interest, income taxes, depreciation and amortization was $628,000 for the six month period ended April 30, 2002 compared to a loss of $102,000 for the six month period ended June 30, 2001.

     Depreciation, amortization and interest for the quarter ended April 30, 2002 were $324,000, $108,000, and $105,000 respectively. Depreciation, amortization and interest for the quarter ended June 30, 2001 were $334,000, $108,000, and $176,000 respectively. Depreciation, amortization and interest for the six months ended April 30, 2002 were $602,000, $216,000, and $286,000 respectively. Depreciation, amortization and interest for the six months ended June 30, 2001 were $449,000, $216,000, and $264,000 respectively. The Company did not incur income tax expense for either period.

     Net Loss - The net loss for the quarter ended April 30, 2002 was $178,000 compared to $540,000 for the quarter ended June 30, 2001. This 67% achievement is attributed to the Company's increase in revenues of $741,000. The net loss for the six month period ended April 30, 2002 was $476,000 compared to $1,247,000 for the six month period ended June 30, 2001. This 62% decrease is attributed to the Company's increase in revenues of $1,244,000 and a decrease in General and Administrative expense of $626,000 which allowed the company to allocate additional resources to new product development.

Liquidity and Capital Resources

     IDW requires capital to pay certain existing fixed obligations, provide working capital for the PRC Companies, and cover administrative overhead and certain costs related to being a public company. As discussed below, IDW intends to generate working capital to implement its current Business Plan.

     Net cash provided by operating activities was $683,000 for the six month period ended April 30, 2002. Significant elements of net cash provided by operations include: a net loss of $476,000 offset by non-cash expenses of $817,000 in depreciation and amortization, increases in accounts receivable of $90,000, increases in inventories of $188,000, increases in prepaid expenses of $191,000, increases in accounts payable of $1,041,000, and decreases in accrued liabilities of $199,000. The net cash used in operating activities was $1,239,000 for the six month period ended June 30, 2001 resulting primarily from a net loss of $1,247,000, offset by non-cash expenses of $665,000 in depreciation and amortization, increases in accounts receivable of $763,000, decreases in inventories of $539,000, increases in prepaid expenses of $205,000, decreases in accounts payable of $634,000, and increases in accrued liabilities of $291,000.

     Net cash used in investing activities for the six month period ended April 30, 2002 was $109,000, which represents acquisition of property and equipment of $109,000. Net cash used in investing activities for the six month period ended June 30, 2001 was $16,000, which represents acquisition of property and equipment of $16,000.

     Net cash used in financing activities for the six month period ended April 30, 2002 was $309,000 consisting of payments on long-term debt. Net cash provided by financing activities for the six month period ended June 30, 2001 was $1,930,000 consisting primarily of proceeds of $1,883,000 from the issuance of long term debt.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     The Company derives the majority of its income in U.S. dollars, but incurs significant expenses in RMB and Hong Kong dollars for which it maintains cash balances in readiness to meet these payment commitments. These balances expose the Company to fluctuations in foreign currency exchange rates. The Company currently holds foreign currencies, which translate into $213,000 using the quarter-end exchange rate. The potential loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% amounts to $21,000. Actual results may differ. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices or marketable equity security prices. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 % change in interest rates would have a material effect on the Company's cash flow.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the normal course of operations, the Company may have disagreements or disputes with vendors or employees. These disputes are seen by the Company's management as a normal part of business. There are no changes to pending actions previously reported and no additional current or threatened actions that management believes would have a significant material impact on the Company's financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES

        -NONE-

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        -NONE-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        -NONE-

ITEM 5.  OTHER INFORMATION

        -NONE-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              -None-

         (b)  Reports on Form 8-K

              -None-

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERNATIONAL DISPLAYWORKS, INC.


Date:  June 11, 2002                /S/ IAN N. BEBBINGTON
                                    ---------------------------
                                     Ian N. Bebbington, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                     Financial Officer)