Form 10-Q
period 2002-07-31
INTERNATIONAL DISPLAYWORKS INC
filed 2002-09-23
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended: July 31, 2002

                         Commission File Number: 0-27002

                        INTERNATIONAL DISPLAYWORKS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                       94-3333649
         --------                                       ----------
(State of Incorporation)                   (I.R.S. Employer Identification No.)
------------------------                   ------------------------------------

599 Menlo Drive, Suite 200, Rocklin, California                     95765-3708
-----------------------------------------------                     ----------
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

                                 [x] yes   [ ] no

The number of shares outstanding of the registrant's Common Stock, no par value, as of September 6, 2002 was 19,351,246.

                        INTERNATIONAL DISPLAYWORKS, INC.



INDEX


Part 1  Financial Information                                        Page Number
                                                                     -----------

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at July 31, 2002 and October 31, 2001..................1

         Statements of Operations for the
         Three and Nine months ended July 31, 2002 and September 30, 2001......2

         Statements of Cash Flows for the
         Nine months ended July 31, 2002 and September 30, 2001................3

         Notes to Financial Statements.........................................4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation..........................9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............14

Part II  Other Information

Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in Securities................................................15

Item 3.  Default Upon Senior Securities.......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

Signatures....................................................................17

Certifications................................................................18

          INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share data)

                                     ASSETS                                    July 31,          October 31,
                                                                                 2002                2001
                                                                            -------------       ------------

Current assets:

    Cash and cash equivalents                                                $     935          $      982
    Accounts receivable,
        net of allowance for doubtful accounts of $178 and $196                  3,215               3,231
    Inventories                                                                  1,650               1,322
    Prepaid expense                                                                665                 391
    Other current assets                                                            12                  12
    Net current assets of discontinued operations                                    -                  12
                                                                            -------------       ------------
       Total current assets                                                      6,477               5,950
                                                                            -------------       ------------
Property and equipment at cost, net                                              5,711               6,389
                                                                            -------------       ------------
Other assets:

    Goodwill, net                                                                5,395               5,719
                                                                            -------------       ------------
       Total other assets                                                        5,395               5,719
                                                                            -------------       ------------
       Total assets                                                         $   17,583          $   18,058
                                                                            =============       ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $    3,140          $    1,950
    Accrued liabilities                                                          1,210               1,258
    Current portion of long term debt                                            1,814               2,653
                                                                            ------------        ------------
       Total current liabilities                                                 6,164               5,861
                                                                            ------------        ------------
Long-term debt, net of current portion                                             807                 807
                                                                            ------------        ------------
       Total liabilities                                                         6,971               6,668

Commitments and contingencies                                                        -                   -

Shareholders' equity
    Preferred stock, no par, 10,000,000 shares authorized
    no shares issued or outstanding
                                                                                     -                   -
    Common stock, no par, 40,000,000 shares authorized,
      19,351,213 and 19,321,213  shares issued and outstanding
      at July 31, 2002 and October 31, 2001 respectively                        41,216              41,205
    Accumulated deficit                                                        (30,724)            (29,903)
    Cumulative translation adjustment                                              120                  88
                                                                            ------------        ------------
       Total shareholders' equity                                               10,612              11,390
                                                                            ------------        ------------
       Total liabilities and shareholders' equity                           $   17,583          $   18,058
                                                                            ============        ============



The accompanying notes are an integral part of these consolidated financial statements.

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                   For Nine Months Ended             For Three Months Ended
                                                                  ------------------------     -----------------------------------
                                                                   July 31,      September     July 31, 2002     September 30,
                                                                     2002         30, 2001                           2001
                                                                  ------------------------     -----------------------------------

Net sales                                                         $  15,510      $  13,531        $  5,316       $     4,579
Cost of goods sold                                                   11,651         10,372        $  3,995             3,604
                                                                  ----------     ---------     -----------       -----------
  Gross profit                                                        3,859          3,159           1,321               975
                                                                  ----------     ---------     -----------       -----------
Operating expenses:
  Selling, marketing & customer service                               1,168          1,132             374               414
  Engineering, advance design and product
    management                                                          516            255             181                95
  General and administrative                                          2,743          3,480           1,036             1,148
                                                                  ----------     ---------     -----------       -----------
    Total operating expenses                                          4,427          4,867           1,591             1,657
                                                                  ----------     ---------     -----------       -----------
Operating loss                                                         (568)        (1,708)           (270)             (682)
                                                                  ----------     ---------     -----------       -----------
Other income (expense):
    Interest expense                                                   (380)          (466)            (94)             (202)
    Other income (expense)                                               76             51               7                24
                                                                  ----------     ---------     -----------       -----------
      Total other income (expense)                                     (304)          (415)            (87)             (178)
                                                                  ----------     ---------     -----------       ------------

Loss from continuing operations before income taxes                    (872)        (2,123)           (357)             (860)
    Income tax benefit                                                    -              -               -                 -
                                                                  ----------     ---------     -----------       -----------
Loss from continuing operations                                        (872)        (2,123)           (357)             (860)
                                                                  ----------     ---------     -----------       -----------
    Income (loss) on discontinued snowboard operations                    48            15              10                (1)
                                                                  ----------     ---------     -----------       -----------
Loss from discontinued snowboard and apparel
operations, net of taxes                                                  48            15              10                (1)
                                                                  ----------     ---------     -----------       -----------
Net loss                                                          $     (824)    $  (2,108)    $      (347)             (861)
                                                                  ==========     =========     ===========       ===========
Net loss per common share:
    Loss from continuing operations - basic                       $    (0.04)    $   (0.11)    $     (0.02)      $     (0.04)
    Loss from continuing operations - diluted                     $    (0.04)    $   (0.11)    $     (0.02)      $     (0.04)

    Loss from discontinued operations - basic                     $     0.00     $    0.00     $      0.00       $      0.00
    Loss from discontinued operations - diluted                   $     0.00     $    0.00     $      0.00       $      0.00

    Net loss - basic                                              $    (0.04)    $   (0.11)    $     (0.02)      $     (0.04)
    Net loss - diluted                                            $    (0.04)    $   (0.11)    $     (0.02)      $     (0.04)

Weighted average number of shares used in computing per share amounts:
    Basic                                                         19,331,246    19,150,540      19,351,246        19,150,540
                                                                  ==========    ==========     ===========       ===========
    Diluted                                                       19,331,246    19,150,540      19,351,246        19,150,540
                                                                  ==========    ==========     ===========       ===========

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Year to date
                                                                                -----------------------------------
                                                                                  July 31,           September 30,
                                                                                    2002                 2001
                                                                                -------------       ---------------
Cash flows from operating activities:
     Net loss                                                                   $       (824)       $       (2,108)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation
                                                                                         853                   584
         Amortization of goodwill                                                        324                   324
         Provision for bad debts                                                           -                    13
         Write-of of fixed assets                                                         10                     -
         Other non-cash expenses                                                           -                    42
           Decrease (increase)  in accounts receivable                                    16                   (33)
           Decrease (increase) in inventories                                           (328)                  405
           Decrease (increase) in prepaid expenses                                      (275)                 (174)
           Decrease  in other assets                                                      12                    77
           Increase (decrease) in accounts payable                                     1,190                  (759)
           (Decrease) increase in accrued liabilities                                    (48)                 (476)
           Increase (decrease) in translation adjustment                                  35                     -
           Increase in put options                                                         -                  (102)
                                                                                --------------       --------------
         Net cash provided by (used in)  operating activities                            965                (2,207)
                                                                                --------------       --------------

Cash flows from investing activities:
     Acquisition of property and equipment                                              (185)                  (74)
                                                                                --------------       --------------
         Net cash (used in) provided by  investing activities                           (185)                  (74)
                                                                                --------------       --------------
Cash flows from financing activities:
     Proceeds from issuance stock                                                         11                    82
     Payments on long term debt                                                         (838)                    -
     Net proceeds from issuance of long-term debt                                          -                 2,390
                                                                                --------------       --------------
         Net cash (used in) provided by financing activities                            (827)                2,472

Increase (decrease) in cash and cash equivalents                                         (47)                  191

Cash and cash equivalents at beginning of period                                         982                   885
                                                                                --------------       --------------
Cash and cash equivalents at end of period                                      $        935         $       1,076
                                                                                ==============       ==============

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of International DisplayWorks, Inc., and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the 2002 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

     Fiscal Year

     The Company changed its fiscal year end from a 52/53 week fiscal year ending the last Saturday closest to December 31st to October 31st effective October 31, 2001. Management has determined that it is not practicable to present financial statements for quarterly periods of the prior year that correspond to the new quarterly periods. Accordingly, management has elected to present financial statements for quarterly periods of the prior year that correspond to the new quarterly periods. The results of operations for the three and nine months ended September 30, 2001, the data most nearly comparable with the three and nine months ended July 31, 2002, have been presented. Management has included a discussion of factors that could affect comparability of this information.

     The accompanying consolidated balance sheet at October 31, 2001, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

     Goodwill and Other Long-Lived Assets

     The Company today comprises the former corporation of Morrow Snowboards, Inc. which was renamed Granite Bay Technologies, Inc. and International DisplayWorks, Inc. with which it merged effective October 31, 2001.

     For the purpose of this exposition, explaining the accounting policy with respect to the goodwill in the current balance sheet of $6,474,000 the original top company is referred to as Morrow and the acquired subsidiary is referred to as IDW, Inc.

     In June 2001, the Financial Accounting Standards Board (the "FASB") adopted SFAS No. 141 and SFAS No. 142 Accounting for Business Combinations and Goodwill and Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the purchase method of accounting for all combinations after June 30, 2001. SFAS 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 thus the Company is required to adopt FAS No. 142 effective November 1, 2002. Included in our assets at July 31, 2002 is goodwill with a net carrying value of $5,395,000. Beginning on November 1, 2002, we will no longer amortize this goodwill decreasing our amortization expense by approximately $432,000 per year, and we will be required to assess the goodwill for impairment based on the new standard established in SFAS No. 142. We will not be able to determine the full effect of the new standard on our financial position or our results of operations until we are able to complete our impairment analysis using the new standards. Under existing accounting standards, our assessment of goodwill indicated that no impairment existed as of July 31, 2002. In the event our analysis under the new standards indicates this goodwill is impaired, we will be required to record a charge in our financial statements effective with our fiscal year beginning November 1, 2002. We will be required to assess the impact of SFAS 142 on an annual basis on an annual basis going forward.

     The acquisition of the PRC Companies, as detailed in Section 2 - Organization under the section entitled Acquisition, was two stage process; Morrow acquired IDW, Inc. on January 31, 2000 and IDW, Inc., through its subsidiary IDWHK, acquired the PRC Companies on February 1, 2000.

     The acquisition of IDW, Inc. was accounted for by the purchase method of accounting with the acquisition cost being allocated between the tangible assets and goodwill giving rise to goodwill of $6,474,000 which is currently being amortized over 15 years using the straight-line method and recorded net of accumulated amortization of $1,079,000 at July 31, 2002 and $755,000 at October 31, 2001. The adoption of SFAS 141 and 142 on November 1, 2002 will effect the accounting treatment of this goodwill.

     Management, in preparing its appraisal for implementation of SFAS 142 has become aware that if a value were to be assigned, on January 31, 2000, to the contractual right of IDW, Inc. to acquire the PRC Companies, the amount of goodwill would be lower and the carrying value of the fixed assets acquired from the PRC Companies would have been higher by the value assigned to the contract. This will affect the amount of goodwill to be considered upon the implementation of SFAS 142. The Company will be seeking an appraisal of the valuation of the contractual right acquired with IDW, Inc. on January 31, 2000 as part of its implementation of SFAS 142.

2.   ORGANIZATION

     International DisplayWorks, Inc. and subsidiaries (the "Company or IDW") are headquartered in Rocklin, California. The Company was originally organized in October of 1989 as Morrow Snowboards, Inc, an Oregon corporation, which merged into its subsidiary, Granite Bay Technologies, Inc., a California corporation, which then merged into its subsidiary, IDW, a Delaware corporation. The Company is engaged in the design, manufacture and worldwide distribution of liquid crystal displays (LCD's), modules, and assemblies for major original equipment manufacturers (OEMs) applications in telecommunication, automotive, industrial, medical, and consumer products.

     Acquisition

     On January 31, 2000, Morrow Snowboards, Inc. acquired 100% of the outstanding shares of IDW, a Delaware corporation headquartered in Rocklin, California, through issuance of 2,680,000 shares of common stock. The acquisition was accounted for using the purchase method of accounting giving rise to goodwill of $6,474,000. On February 1, 2000, IDW through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd. ("IDWHK") acquired 100% of the shares of MULCD Microelectronics Company Ltd. ("MULCD") and IDW Shenzhen Technology Development Company, Ltd. ("IDWT"). MULCD and IDWT are engaged in the manufacturing and assembly of LCDs and modules in Peoples Republic of China ("PRC Companies"). The PRC Companies manufacture LCDs and assemblies for the USA, Europe, and Far East markets. The acquisition, which was accounted for by the purchase method of accounting, was completed with the final payment made on April 11, 2001 and required a total payment of approximately $8,481,000.

     As a result of the acquisitions, the principal companies in the organization are IDW acting as holding company and sales organization for the United States and Europe, IDWHK the sales organization for the Far East, and the PRC Companies as the manufacturing and assembly organization.

     During the quarter ended July 31, 2002 and since the acquisition of the PRC companies on February 1, 2000 the Company has operated in a single business segment of electronic equipment and parts.

     Going Concern

     The Company incurred net losses from continuing operations of $872,000 during the nine months ended July 31, 2002 and had an accumulated deficit of $30,724,000, of which $23,773,000 is from discontinued operations, at July 31, 2002. The Company has shown a positive cash flow from operations in fiscal 2002.

     The Company, for the nine months ended July 31, 2002 has generated losses of $824,000 compared to losses of $2,108,000 for the nine months ended September 30, 2001.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.   INTERNATIONAL DISPLAYWORKS, INC.

     Merger

     On September 28, 2000, by approval of the stockholders, Morrow Snowboards merged into its wholly owned subsidiary, Granite Bay Technologies, Inc., changing its state of incorporation to California. On October 31, 2001, by approval of the shareholders, Granite Bay Technologies, Inc. merged into its wholly owned subsidiary, IDW and changed its state of incorporation to Delaware.

4.   INVENTORY

     Inventories consisted of the following (in thousands):

                                                                                  July 31,            October 31,
                                                                                    2002                 2001
                                                                            -----------------      -----------------
       Finished goods                                                       $       170            $         326
       Work-in-process                                                              580                      126
       Raw Materials                                                              1,397                    1,455
       Less:  reserve for obsolete inventory                                       (497)                    (585)
                                                                            -----------------      -----------------
       Total inventories, net                                               $     1,650            $       1,322
                                                                            =================      =================

5.     NOTES PAYABLE

       Notes payable consisted of the following (in thousands):

                                                                                  July 31,            October 31,
                                                                                    2002                 2001
                                                                            -----------------      -----------------
       Notes payable, interest only payments due in monthly installments of $3,993  at  12% interest; principal balance due and payable in full  December  31, 2002,  collateralized  by  all  shares of the
       Company's  common  stock, and the accounts receivable, inventory,
       equipment and other tangible assets of the Company                   $       299            $         399


       Notes payable, interest only payments due in monthly installments of $1,585  at  12.68% interest; principal balance due and payable in  full  October 26,  2001, collateralized  by all shares of the
       Company's common  stock, and  the accounts receivable, inventory, equipment and  other  tangible assets of the Company. On November
       15, 2001 and  January 7, 2002 $50,000  and $100,000  respectively
       was paid in full satisfaction of this note.                                  ---                      150



       Notes payable, interest only payments due in monthly installments of $2,642  at 12.68%  interest; principal balance due and payable in  full  April  1, 2002,  collateralized  by  all  shares of the
       Company's common  stock, and  the accounts receivable, inventory, equipment and  other  tangible  assets of the Company. On May 15,
       2002, $250,000 was paid in full satisfaction of this note.                   ---                      250

       Notes payable, interest only payments due in monthly installments of  $2,906  at 12.68% interest; principal balance due and payable in full  December  31, 2002, collateralized  by all shares of the
       Company's  common  stock, and the accounts receivable, inventory,
       equipment and other tangible assets of the Company                           275                      275

       Notes payable, interest only payments due in monthly installments of  $1,057  at 12.68% interest; principal balance due and payable in  full  October  15, 2002, collateralized  by all shares of the
       Company's  common  stock, and the accounts receivable, inventory,
       equipment and other tangible assets of the Company                           100                      100

       Factoring   line,  at  2.25%   over   Hong   Kong   Dollar  prime
       collateralized  by  accounts  receivable  (approximately 9.25% at
       July 31, 2002).                                                              346                      488

       Credit  line at 3% over U.S. prime collateralized by the accounts receivable, inventory, equipment and other tangible assets of the
       Company   with   minimum   interest   charge  of $7,813 per month
       (approximately 12% at July 31, 2002).                                        391                      588

       Mortgage Loan, at 8.3% interest, to be  repaid  in  three  annual installments, collateralized  by the  three  factory buildings in
       Shenzhen, PRC                                                              1,210                    1,210
                                                                            ---------------              ------------
                                                                                  2,621                    3,460
       Less:  due within one year                                                (1,814)                  (2,653)
                                                                            ---------------              ------------
       Due after one year                                                   $       807                  $   807
                                                                            ===============              ============

      Notes payable are due as follows:

           Due in fiscal year October 31, 2002                $      50
           Due in fiscal year October 31, 2003                    2,168
           Due in fiscal year October 31, 2004                      403
                                                              ---------
                                                              $   2,621
                                                              =========

6. STOCKHOLDERS' EQUITY

       Stock Option Plans

          During the nine months ended July 31, 2002, there were 515,000 options granted under the employee stock option plans. During the same period, 68,000 options have been cancelled or have expired and 30,033 options were exercised at a value of $7,500.

       Stock Warrants

          The Company from time to time, has issued stock warrants as payments for fees, interest and services rendered. During the nine months ended July 31, 2002 there were 15,000 warrants issued by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Accounting  for  Acquisition  of   International   DisplayWorks,   Inc.,   MULCD
Microelectronics Company Ltd., and IDW Shenzhen Technology Development company, Ltd.


     As previously disclosed in the Company's prior reports, on January 31, 2000, the Company acquired 100% of the outstanding shares of International DisplayWorks, Inc., (IDW) a Delaware corporation, through the issuance of 2,680,000 shares of common stock. On February 1, 2000, IDW through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd. (IDW HK), acquired 100% of the shares of MULCD Microelectronics Company Ltd. (MULCD) and IDW Shenzhen Technology Development Company, Ltd. (IDWT). MULCD and IDWT are engaged in the manufacturing and assembly of LCDs and modules in Peoples Republic of China (PRC Companies). The PRC Companies manufacture LCDs and assemblies for the USA, Europe and Far East markets. The PRC Companies' acquisition required a total payment of approximately $8,481,000. The acquisitions of IDW and the PRC Companies were treated as separate transactions and both were accounted for using the purchase method of accounting.


     In light of the requirement of the Company to adopt and implement FASB Statement 142, Accounting for Business Combinations and Goodwill and Intangible Assets from November 1, 2002, the Company has decided to seek a third party appraisal of IDW, Inc. at January 31, 2000 (i.e. after acquisition but immediately prior to its acquisition of the PRC Companies) in an attempt to further analyze the purchase accounting treatment and to further evaluate whether the allocation of the purchase price to intangible assets and goodwill is accurately reflected. The decision to obtain an appraisal was made after management's consultation with the Company's audit committee. The Company's financial statements for the three and nine months ended July 31, 2002 which have been prepared on a basis consistent with prior filings, and reflect the allocation of the original purchase price between intangible assets and goodwill for IDW and the PRC Companies. After the appraisal, adjustment to the allocation of the purchase price to intangible assets and goodwill for IDW and, and possible re-allocation to assets in the PRC Companies, if any, will be reflected in the Company's financial statements for the year ending October 31, 2002 (for further information please refer to Note 1 of the consolidated financial statements).

Forward-Looking Statements

     This report contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management, including without limitation, the Company's subsidiaries, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers to consider the important factors, among others, that in some cases have affected and in the future could affect the Company's actual results and could cause actual consolidated results for fiscal year 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the Company's change in business lines, the ability to obtain capital and other financing in the amounts and times needed, realization of forecasted income and expenses by the PRC Companies (as defined herein), initiatives by competitors, price pressures, changes in the political climate for business in the People's Republic of China, the loss of one or more of our significant customers, and other risk factors listed from time to time in the Company's SEC reports including in particular, the factors and discussion in the Company's Form 10-K for the year ended October 31, 2001 and risk factors listed below.


     Other factors, many of which could be beyond the IDW's control, include the following:

     o IDW's ability to maintain sales, including sales of higher margin products and sales in Far East, Europe and the United States;

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

     o Over the long run, IDW's ability to raise additional capital to buy equipment and expand plant facilities needed to maintain capacity and respond to technical changes;

     o IDW's success in maintaining customer satisfaction with its design and manufacturing services and its products' performance and reliability;

     o Customer order patterns, changes in order mix, and the level and timing of orders placed by customers that IDW can complete in a calendar quarter;

     o Market acceptance and demand for our products and the product life;

     o The availability and effective utilization of manufacturing capacity;

     o The quality, availability and cost of raw materials, equipment and supplies;

     o The cyclical nature of the electronics industries;

     o Technological changes and technological obsolescence; and

     o Competition and competitive pressure on prices.

Overview

     We design and manufacture a wide range of display products including LCDs and LCD modules, turnkey assemblies, front panel display systems, printed circuit board assemblies for use in end products of OEMs and products incorporating LCDs for use in telecommunications and other electronics equipment, including appliance controllers and personal communications devices. Our major business operations are conducted through our wholly-owned subsidiary, IDWHK, a company organized under the laws of Hong Kong SAR, and its wholly-owned subsidiaries, (i) MULCD and (ii) IDWT. The Company, IDWHK and the PRC Companies operate as an integrated business.

     A wide variety of factors will affect the Company's operating results and could adversely impact its net sales and profitability. Significant factors in IDW's success will be its ability to establish and maintain, design and manufacturing relationships with key OEM customers that will generate sufficient orders, including orders of higher margin products, to increase revenues and profitability. Although the Company's products are incorporated in a wide variety of communications, consumer and appliance products, most of its total sales in 2001 were for display modules used in the consumer appliance industry.

     A slowdown in demand for types of products that utilize the Company's devices as a result of economic or other conditions and the market served by the Company or other factors could adversely affect the Company's operating results. The Company's products are sold into an industry characterized by increasingly rapid product turnaround, increasingly shorter lead times, product obsolescence, order cancellation and other factors that make it difficult to forecast future orders, production and personnel needs and other resource requirements with a high level of certainty. The Company's ability to anticipate such factors and respond to them in a timely fashion will affect its ability to utilize its manufacturing capacity effectively, maintain a proper product mix and avoid downtimes due to product conversions and other factors. Such uncertainty also creates difficulties in maintaining adequate supplies of raw materials to meet shifting customer needs and customer orders placed on short notice.

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2002 and September 30, 2001.

     The Company changed its fiscal year end to October 31st for the fiscal period ended October 31, 2001. Under Rule 13a-10 the Company has elected to compare its fiscal 2002 third quarter results (May 1, 2002 through July 31, 2002) to the second quarter of fiscal 2001 results (July 1, 2001 through September 30, 2001) and the nine months for fiscal 2002 (November 1, 2001 through July 31, 2002) results to the nine months of fiscal 2001 (January 1, 2001 through September 30, 2001) results.

     Continuing Operations - The Company's continuing operations consist of the Company, IDWHK and the PRC Companies, which manufacture and distribute liquid crystal displays and assemblies.

     Net Sales - Net sales for the quarter ended July 31, 2002 were $5,316,000 and for the quarter ended September 30, 2001 were $4,579,000, an increase of 16%. Net sales for the nine month period ended July 31, 2002 were $15,510,000 and for the nine months ended September 30, 2001 were $13,531,000, an increase of 15%. These increases can be attributed the Company's reorganization of its sales and marketing efforts in the latter part of fiscal 2001.

     Cost of Goods Sold - Cost of sales was 75% of net sales for the quarter ended July 31, 2002 and 79% for the quarter ended September 30, 2001. As a percentage of net sales, cost of sales for the nine month period July 31, 2002 were 75% a decrease of 2% from the nine month period ended September 30, 2001. This can be attributed to the Company's ability to maintain yields and the continuation of overall cost reduction measures implemented in fiscal 2001 and absorption of fixed overhead over a larger sales base in an economy of continued price pressure from the market place.

     Operating Expenses - Operating expenses consist of selling, marketing, customer service, engineering, and general and administrative expenses.
Operating expenses decreased 4% to $1,591,000 for the quarter ended July 31, 2002 from $1,657,000 for the quarter ended September 30, 2001. As a percentage of sales, operating expenses were 30% for the quarter ended July 31, 2002 compared to 36% for the quarter ended September 30, 2001, a decrease of 6%. Operating expenses decreased 9% to $4,427,000 for the nine month period ended September 30, 2002 from $4,867,000 for the nine month period ended September 30, 2002. As a percentage of sales, operating expenses were 29% for the nine month period ended July 31, 2002 compared to 36% for the nine month period ended September 30, 2001, a decrease of 7%. This decrease can be attributed to the Company's overall cost containment measures and reorganization begun in fiscal year 2001. The reduction in general and administrative expenses has allowed the Company to reallocate resources to engineering and design to support new sales and development opportunities.

     Selling, Marketing and Customer Service - Selling, Marketing and Customer Service expenses decreased 10% to $374,000 for the quarter ended July 31, 2002 from $414,000 for the quarter ended September 30, 2001. Significant elements of this expense consist of employee related expenses of $151,000, commission expense of $128,000 and rent of $16,000 for the quarter ended July 31, 2002. Selling, Marketing and Customer Service expenses increased 3% to $1,168,000 for the nine month ended July 31, 2002 from $1,132,000 for the nine month period ended September 30, 2001. Significant elements of this expense consist of employee related expenses of $444,000, commission expense of $434,000 and rent of $54,000 for the nine month period ended July 31, 2002. The decrease in this category can be primarily attributed to a decrease in salaries and commission expense.

     Engineering Advanced Design and Project Management - Engineering, advanced design and project management expenses increased 91% to $181,000 for the quarter ended July 31, 2002 from $95,000 for the quarter ended September 30, 2001. Significant elements of this expense include employee related expenses of $167,000 for travel and lodging compared to $11,000 for the quarter ended July 31, 2002. Engineering, advanced design and project management expenses increased 102% to $516,000 for the nine month period ended July 31, 2002 from $255,000 for the nine month period ended September 30, 2001. Significant elements of this expense include employee related expenses of $478,000 for travel and lodging compared to $33,000 for the six month period ended September 30, 2002. Increases in this category are related to the increased staffing of the engineering department in the PRC to support sales and product development opportunities. Resources created by the cost reductions in general and administrative expenses were used to enhance the design capabilities of the Company.

     General and Administrative - General and Administrative expenses decreased 10% to $1,036,000 for the quarter ended July 31, 2002 from $1,148,000 for the quarter ended September 30, 2001. Significant elements of this expense include employee related expenses of $420,000, professional fees of $74,000, amortization of goodwill of $108,000, rent, telephone and utilities of $52,000, insurance of $49,000, and local PRC government fees of $49,000 for the period ended July 31, 2002. General and Administrative expenses decreased 21% to $2,743,000 for the nine month period ended July 31, 2002 from $3,480,000 for the nine month period ended September 30, 2001. Significant elements of this expense include employee related expenses of $1,083,000, professional fees of $312,000, amortization of goodwill of $324,000, rent, telephone and utilities of $122,000, insurance of $144,000, and local PRC government fees of $146,000 for the nine month period ended September 30, 2002. The decrease can be attributed to the downsizing of the Rocklin and Hong Kong administrative functions. Resources created by the reductions in costs were used to expand the engineering and design capabilities of the Company to support increased sales and product development.

     Interest Expense - Interest expense decreased 53% to $94,000 for the quarter ended July 31, 2002 from $202,000 for the quarter ended September 30, 2001. The decrease can be attributed to the reduction in amortization of warrant costs related to financing activities and debt retirement. Interest expense increased 18% for the nine month period ended July 31, 2002 to $380,000 from $466,000 for the nine month period ended September 30, 2001. Debt outstanding at July 31, 2002 and September 30, 2001 was $2,621,000 and $2,892,000 respectively.

     Earnings before Interest, Income Taxes, Depreciation and Amortization - Earnings before interest, income taxes, depreciation and amortization were $68,000 for the quarter ended July 31, 2002 compared to a loss of $414,000 for the quarter ended September 30, 2001. Earnings before interest, income taxes, depreciation and amortization was $696,000 for the nine month period ended July 31, 2002 compared to a loss of $732,000 for the nine month period ended September 30, 2001. This 60% improvement is attributed to the Company's increase in revenues of $737,000.

     Depreciation, amortization and interest for the quarter ended July 31, 2002 were $314,000, $108,000, and $94,000 respectively. Depreciation, amortization and interest for the quarter ended September 30, 2001 were $135,000, $108,000, and $202,000 respectively. Depreciation, amortization and interest for the nine months ended July 31, 2002 were $816,000, $324,000, and $380,000 respectively. Depreciation, amortization and interest for the nine months ended September 30, 2001 were $584,000, $324,000, and $466,000 respectively. The Company did not incur income tax expense for either period.

     Net Loss - The net loss for the quarter ended July 31, 2002 was $347,000 compared to $861,000 for the quarter ended September 30, 2001. The net loss for the nine month period ended July 31, 2002 was $834,000 compared to $2,108,000 for the month period ended September 30, 2001. This 61% improvement is attributed to the Company's increase in revenues of $1,979,000 and a decrease in General and Administrative expense of $737,000 which allowed the company to allocate additional resources to new product development.

Liquidity and Capital Resources

     IDW requires capital to pay certain existing fixed obligations, provide working capital for the PRC Companies, and cover administrative overhead and certain costs related to being a public company. As discussed below, IDW intends to generate working capital to implement its current Business Plan.

     Net cash provided by operating activities was $965,000 for the nine month period ended July 31, 2002. Significant elements of net cash provided by operations include: a net loss of $824,000 offset decreases in accounts receivable of $16,000, increases in inventories of $328,000, increases in prepaid expenses of $275,000, increases in accounts payable of $1,190,000, and decreases in accrued liabilities of $48,000. The net cash used in operating activities was $2,207,000 for the nine month period ended September 30, 2001 resulting primarily from a net loss of $2,108,000, increases in accounts receivable of $33,000, decreases in inventories of $405,000, increases in prepaid expenses of $174,000, decreases in accounts payable of $759,000, and decreases in accrued liabilities of $476,000.

     Net cash used in investing activities for the nine month period ended July 31, 2002 was $185,000, which represents acquisition of property and equipment. Net cash used in investing activities for the nine month period ended September 30, 2001 was $74,000, which represents acquisition of property and equipment of $74,000.

     Net cash used in financing activities for the nine month period ended July 31, 2002 was $839,000 consisting of payments on long-term debt. Net cash provided by financing activities for the nine month period ended September 30, 2001 was $2,472,000 consisting primarily of proceeds of $2,390,000 from the issuance of long term debt.

     The planned future expansion of IDW and its subsidiaries to enhance existing production capabilities, assure future product quality and reduce costs will require additional capital expenditures during fiscal 2002. IDW plans continued use of its credit facilities and extension of related party short-term debt. Events such as non-renewal of credit facilities or requirements to repay short-term debt could affect the Company's ability to fund capital expenditures and working capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     The Company derives the majority of its cash from sales in U.S. dollars and Hong Kong dollars (which is currently pegged to the U.S. Dollar, but incurs significant expenses in RMB. The Company never converts RMB to U.S. dollars, but does convert U.S. dollars and Hong Kong dollars to RMB to fund its RMB operating expenses. This gives rise to RMB cash balances although they rarely exceed one month's requirement.

     These balances expose the Company to fluctuations in foreign currency exchange rates. The Company currently holds foreign currencies, which translate into $137,000 using the quarter-end exchange rate. The potential cash loss in fair value resulting from an adverse change in quoted foreign currency exchange rates of 10% would amount to $14,000.

     Since the Company incurs approximately 30% of its operating expense in RMB, an appreciation in the RMB against the U.S. dollar could have a significant detrimental effect on operating profit. The Company does not hold other market sensitive instruments and therefore does not expect to be affected by any adverse changes in commodity prices or marketable equity security prices. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 % change in interest rates would have a material effect on the Company's cash flow.

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

ITEM 2.   CHANGES IN SECURITIES

     During the third quarter ended July 31, 2002, the Company issued warrants to purchase 15,000 shares of common stock at $0.32 per share to creditors in exchange for the extension of the due dates of loans that come due. There were no broker or placement agents in these transactions. The sales and issuances of the warrants to purchase common stock were made in a private placement in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by the Company or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the warrant agreements contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          -NONE-

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          -NONE-

ITEM 5.   OTHER INFORMATION

          -NONE-

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          99.1     Sarbanes-Oxley Act Certification of CEO
          99.2     Sarbanes-Oxley Act Certification of CFO

          (b) Reports on Form 8-K

           Date of Report            Date of Event      Item Reported
           --------------            -------------      -------------
           June 28, 2002             June 25, 2002      Change  in  the Company's
                                                        Independent Auditors

           July 28, 2002             June 25, 202       Additional    information
                                                        regarding  the change  in
                                                        the Company's Independent
                                                        Auditors



                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERNATIONAL DISPLAYWORKS, INC.



Date:  September 20, 2002            /S/ IAN N. BEBBINGTON
                                     ------------------------------------------
                                     Ian N. Bebbington, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                     Financial Officer)

                                                                    Exhibit 99.1

                                  CERTIFICATION


     I, Stephen C. Kircher, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of International DisplayWorks, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     Date: September 20, 2002


                                                     /S/ STEPHEN C. KIRCHER
                                                     -----------------------,
                                                     Chief Executive Officer

                                                                    Exhibit 99.2

                                  CERTIFICATION


     I, Ian Bebbington, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of International DisplayWorks, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        Date: September 20, 2002


                                                     /S/ IAN BEBBINGTON
                                                     -----------------------,
                                                     Chief Financial Officer