Form 10-K
period 2002-10-31
INTERNATIONAL DISPLAYWORKS INC
filed 2003-01-29
CIK 866415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended: October 31, 2002

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [ ]

Indicate by a check mark whether the registrant is an accelerated filer.
[ ] Yes    [X] No

Aggregate Market Value of the voting stock held by non-affiliates of the registrant based on the closing sale price as reported by the NASDAQ OTCBB on January 10, 2003 is $3,023,646.

The number of shares of the registrant's common stock, no par value, outstanding on January 10, 2003 was 19,217,246.

Documents incorporated by reference:  None

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

                                     PART I
ITEM 1.  BUSINESS

     Granite Bay Technologies, Inc. ("GBAY"), merged into its wholly owned subsidiary, International DisplayWorks, Inc. (the "Company," "IDW," "we" or "us") on October 31, 2001. IDW assumed the reporting obligations of GBAY. As a result of the merger, the Company is now a Delaware corporation. GBAY was originally incorporated under Oregon law as Morrow Snowboards, Inc., to manufacture and market snowboard equipment and apparel. In 1999, Morrow sold the snowboard business to K2 and the apparel business to Westbeach and on January 31, 2000, Morrow purchased all of the outstanding shares of Common Stock of IDW from four private investors and IDW became our wholly owned subsidiary. On February 1, 2000, IDW acquired through its wholly-owned subsidiary, International DisplayWorks (Hong Kong) Ltd. ("IDWHK"), a company organized under the laws of Hong Kong, SAR, all of the shares of MULCD Microelectronics (Shenzhen) Co., Ltd. ("MULCD") and IDW Technology (Shenzhen) Co., Ltd. ("IDWT"), companies organized under the laws of the People's Republic of China from Vikay Industrial Ltd., a Singapore company operating under judicial management ("Vikay Group"). (IDW, IDWHK, MULCD, and IDWT are collectively referred to as "IDW," the "Group," the "Company," "we" or "us") (MULCD and IDWT are collectively referred to as the "PRC Companies"). IDW Singapore was incorporated by the Company in the third quarter of 2000 and discontinued operations in June of 2001 as a result of general cost cutting and reorganization programs. Copies of our reports can be found on our website "www.idwlcd.com."

     Our headquarters are located in Rocklin, California. The design and manufacturing of our products is conducted in our facilities in the PRC where we employ approximately 1,250 people. The Company's continuing operations consist of International DisplayWorks, Inc. (IDW), a Delaware corporation, International DisplayWorks Hong Kong Limited. (IDWHK), and IDW Technology (Shenzhen) Co. Ltd.

(IDWT), MULCD Microelectronics (Shenzhen) Co., Ltd. (MULCD). We design and manufacture a wide range of display products including liquid crystal displays ("LCD"), LCD modules, turnkey assemblies, front panel display systems, and printed circuit board assemblies for use in the end products of Original Equipment Manufacturers ("OEM") and products incorporating LCDs.

     The LCDs and circuits we design and manufacture are used in telecommunications (cell phones and other wireless communication devices), as well as in medical equipment, household appliances, utility applications, automotive equipment, retail and office equipment and consumer electronic products. Targeted areas for new applications include audio, cash register vending, lawn sprinklers and personal digital assistants (PDAs). In addition, we are developing new distribution channels for existing applications.

     To remain competitive, we are expanding production technology and capabilities, and improving the organization and deployment of the staff at the manufacturing facilities. We are focusing on high-volume production and management support to increase yields and decrease unit costs, and reducing the inventory to sales ratio through careful planning and scheduling. We have established internal systems to improve the level of communications among the factory, sales offices and customers to reduce lead times for price quotations, design and production.

     These internal changes have laid the foundation for the future development of the Group and give us strength in designing prototypes and producing products on a timely and cost-efficient basis, including a wide variety of custom design, quality display modules required in the end products of OEMs and increasing the volume and efficiency throughout our LCD line.

Industry Overview

The Technology

     Since the commercial production of the first light emitting diodes ("LED") in the 1960s and twisted nematic ("TN") liquid crystal displays in the 1970s, the use of LCD and LED indicators has become widespread in industrial and consumer electronics products with LCD now the predominant display technology. These technologies were developed to overcome limitations in uses, principally in terms of size, life and power consumption of standard displays or indicators.

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

The Industry

     OEMs often design their products to contain unique display modules and features as a highly cost-effective means of differentiating their products from those of competitors. OEMs then make the decision whether to use standard devices, design and produce devices in-house or outsource design and/or production. In making the decision, OEMs often recognize that their greatest strengths are consumer recognition of their brand names, market research and product development expertise and effective sales and distribution channels rather than in manufacturing. OEMs also recognize that the time constraints and limitations of available resources often preclude them from maintaining the specialized in-house expertise and equipment necessary to design and manufacture custom devices and that standard "off-the-shelf" device are not always available. As a result, many OEMs outsource the design and production of devices and components in which they lack the requisite technology and expertise and focus their resources on the areas where they have the greatest expertise and leverage. Outsourcing allows them to gain access to specialized design and manufacturing technology and expertise, accelerate the design process, and reduce their own investment in equipment, facilities, and the personnel necessary for specialized design and production. By reducing design and manufacturing costs by utilizing the specialized resources of a supplier, such as ourselves, and concentrating their resources on their strengths in the production and distribution of their core products, they can maximize profitability and reduce risk and time to market. Our specialization on design and production provides a partnership advantageous to both parties and provides value through focus and economies of scale. This is further enhanced by locating our manufacturing operations in the PRC.

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

Products and Service

     Our products consist of LCDs and subassemblies, ranging from the low-end LCDs for calculators, watches and electronic games to STN-LCDs for use in applications that require high multiplex rates and wide viewing angles. Such devices are used in cellular telephones, consumer appliances, office equipment, bar code readers, hand held computers, automotive equipment and medical electronics. The display company, MULCD, produces the LCDs. The electronics company, IDWT, designs and manufactures customized LCD modules adding value to the basic displays with electronics, keypads, interface circuitry, back lighting and mounting hardware. This division also produces assemblies without LCDs. IDWT has production and design capability in module processes, including chip-on-glass (COG), surface mount technology ("SMT"), chip-on-board ("COB"), tape automated bonding ("TAB"), keypads and back lighting.

     We currently emphasize custom-design display modules. Custom devices and displays represent more than 90% of our current sales and we believe, offer the best opportunity for higher profits and potential growth. For each custom device, we work directly with our customer to develop and produce the original design and then manufacture the device in accordance with the customer's specifications. We identify the specific needs of existing and prospective customer's applications. We then assign a cross-functional team of our engineers to a custom design project to develop the product working with the customer's engineers throughout the design phase, prototype development and manufacturing process. This effort results in a complete system or product, which requires a specific visual display (cellular telephones, medical instruments or hand-held data collection devices). We, also, have an inventory of completed designs that are currently generating revenue and are expected to generate additional revenue in the future.

     We are instituting a careful marketing and customer selection process to more closely align our growth and development objectives with that of the customers and industries, which offer the greatest opportunity for growth. Our research and development is focused upon technological developments and products that meet the current and future requirements of those industries and companies.

Manufacturing

     We have a broad range of production processes to manufacture a variety of LCD types and features, including TN and STN displays, which incorporate a wide variety of interface technologies, as well as appearance and environmental options. MULCD, the display subsidiary, has a fully automated, LCD front-end sheet processing production line that started in 1998, which is supported by back-end processing and testing operators. MULCD's LCD line was awarded an ISO 9001 certification for quality. (ISO is a quality standard established by the International Organization for Standardization.)

     IDWT, the module and assembly subsidiary is an ISO 9001 certified display module and assembly production facility. Current manufacturing technologies are Chip on Glass (COG), Chip on Board (COB), Surface Mount Technology (SMT), Tape Automated Bonding (TAB) assembly and heat seal flex circuitry assembly to which we have added Quarter VGA (QVGA). IDWT has the option to buy displays from outside sources in order to expand its production capabilities or to have a second source to meet customers' requirements. IDWT's production capabilities include SMT lines for high-speed electronic component placement and production lines for LCD Modules, Printed Circuit Board Assemblies (PCBA). IDWT also produces PCBAs without LCDs.

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

Quality Control

     IDW has an aggressive quality control program and maintains quality systems and processes that meet or exceed the requirements set by many leading OEMs and competitors in our targeted industries. IDW's quality control program is based upon Total Quality Management ("TQM"). IDW routinely performs product testing on its standard and custom products to ensure product reliability and quality. IDW analyzes test results and takes actions to adjust the manufacturing process or enhance product design and quality. IDW's customers generally evaluate price in the quotation process, while delivery and quality are evaluated after the product is shipped. Therefore, many customers evaluate a company's quality by reviewing the quality systems employed. IDW's receipt of an ISO 9001 certification for quality for the MULCD facility and an ISO 9001 certification for the IDWT facility give its clients assurance as to IDW's quality control processes. IDW is also certified with QS9000 for automotive products, which qualifies it to work with North American automakers. We are in the process of obtaining certification for ISO 14001.

Sales and Marketing

     IDW has sales representative organizations and a network of sales representatives covering North America and key markets in the Far East and Europe. In support of our sales force, we employ design and sales support engineers for technical backup.

     IDW's sales in Asia were approximately 39% of total sales in fiscal year 2002, primarily concentrated in the Hong Kong market. The United States accounted for 53% of total sales and Europe accounted for approximately 3% of total sales in fiscal year 2002.

Customers

     IDW operates under Non-Disclosure Agreements with many of its major customers and thus, cannot provide specific customer details. Our largest customer accounted for approximately 30% of sales in fiscal year 2002. Sales to our five largest customers represented more than 52% of sales in fiscal year 2002.

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

Seasonality and Backlog

     IDW's business experiences a minimal amount of seasonality. Our production tends to ramp up in the second calendar quarter, continuing through the fourth quarter, but declines somewhat in the first quarter leading up to and immediately following the Chinese Lunar New Year. In common with most businesses in China where the Lunar New Year is the major festive break of the year, our manufacturing facility is closed for a week or longer. We attempt to produce our customers' requirements prior to the plant shut down. Chinese Lunar New Year usually occurs in late January to mid February. As of October 31, 2002, IDW had a backlog of orders in excess of $4,000,000 scheduled for delivery in fiscal 2003. The changing economic environment has encouraged customers to place orders on a shorter order cycle, thus reducing overall value of IDW's backlog. However, customers are ordering consistently and on a more frequent basis. We believe that IDW will continue to receive orders from its key customers, resulting in increased revenues overall.

Intellectual Property

     IDW relies upon a combination of trade secrets, confidential procedures and contractual provisions to protect its intellectual property. IDW's core business is not dependent on any patent or trademark protection and IDW does not expect to seek patent protection for any technology in the near future and does not presently hold any patents for existing technology.

Raw Materials/Suppliers

     The principal raw materials used in producing IDW's products consist of raw and coated glass, polarizers, liquid crystal, chemicals, printed circuit boards, driver integrated circuits, molded plastic parts, electronic components and packaging materials. These are sourced from within the PRC, Hong Kong, other locations in Asia and the US in both US Dollars and the supplier's local currency. IDW has alternative sources of supply for the majority of these materials and believes that additional sources would be available if any of our existing suppliers were to go out of business or not be able to furnish materials. Several of these materials, however, must be obtained from foreign suppliers, which subjects IDW to the risk inherent in obtaining materials from foreign sources, including currency fluctuations and supply interruptions. The PRC Companies electric power plant requires the use of diesel fuel to generate electricity. We regularly evaluate the possibility to switch to the local utility power grid, which would eliminate the need for consuming diesel fuel to generate electricity.

Employees

     As of October 31, 2002, the Company and its subsidiaries employed approximately 1,270 persons. Of those, most are employed by the PRC Companies, with 9 employed by IDW in California, and 8 by IDW HK in Hong Kong. Over 90% of our employees in the PRC Companies work in manufacturing. We consider our relationships with employees to be good and that compensation provided to our employees is similar to comparable employers in the same geographic markets and industry. Our employees do not belong to a union or other collective bargaining unit.

Environmental

     IDW's operations generate small amounts of hazardous waste as manufacturing by products, including various gases, epoxies, inks, solvents and other wastes. The PRC Companies also operate a diesel-fired electricity plant on its property. As IDW's operations expand, the amount of such hazardous waste produced may increase. Over time, hazardous waste has received increased regulation from federal, state, local and foreign governments. Our operations comply with all applicable environmental regulations and all hazardous waste is being stored, used, and disposed of in accordance with applicable laws.

Competition

     There are many competitors in IDW's industry. Some of these competitors are larger companies that have greater financial, technical, marketing, manufacturing, research and development and personnel resources than IDW. IDW's success, including its revenue and profitability, depends substantially on its ability to compete with the other suppliers of display modules. There is no assurance that IDW will continue to be able to compete successfully with such companies. There are also other companies in the electronics industry that have significantly greater resources than the Company and these other companies could decide to enter the LCD market and become major competitors. However, we believe that IDW can compete favorably on the basis of customer relationships, service, technical innovation, design capability, product performance, cost, quality and timely delivery. To remain competitive and increase market share, IDW needs to develop more sophisticated, higher-end LCD displays.

Return Policy

     The Company warrants its products against defects for fifteen days after delivery to customers. As the Company manufactures custom products to customer specifications and has not experienced significant returns, the Company does not anticipate it will incur a material amount of warranty expense.

ITEM 2.  PROPERTY

     The PRC Companies own manufacturing facilities which consist of three buildings totaling approximately 270,000 square feet situated on four acres of leased land in Heng Gang Industrial Estate located 30 minutes from the center of the city of Shenzhen, PRC and about one hour from Hong Kong. The buildings are approximately twelve years old, the LCD production line approximately five years old, the SMT production machinery approximately three to five years old. The Company also operates its own diesel power plant for generation of the power requirements of the manufacturing facilities. There is sufficient land to accommodate future expansion and growth of the business. There is additional production floor space for available support and expansion of IDW's manufacturing operations. The PRC Companies' facilities are on land leased pursuant to a 50-year land lease expiring in 2043 at an annual land rent of approximately $70,000, subject to certain periodic rent increases. We also lease dormitory facilities for our production employees on an adjacent property from the local government and ancillary accommodation in the area for senior staff

     The Group's corporate offices consist of 4,700 square feet in an industrial park in Rocklin, California. The lease is for a term of 62 months and expires in April 2005. The rent is now $69,000 per year through the first 33 months and $73,000 per year for the remainder of the lease. IDW pays a proportionate share of operating expenses of approximately $12,400 per year.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is currently involved in the litigation and proceeding described below.

Nicolas Steenolsen vs. Squaw Valley Ski Corporation, Granite Bay Technologies, Inc., Morrow Snowboards, Inc., et al., Superior Court of California, Los Angeles County, Case No. BC243817. The case is a complaint for personal injuries which arose from plaintiff's use of a snowboard allegedly manufactured by Morrow Snowboards, Inc. The complaint seeks unspecified general damages and unspecified past and future medical expenses. The Company is defending the action. Indications are that the Company will be dismissed from this action, but there has been no ruling to that affect. There is no basis for determining the amount of damages or probability of outcome at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fiscal year ended October 31, 2002.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From December 14, 1995 until February 18, 2000 the Company's Common Stock was trading under the symbol "MRRW," from February 18, 2000 until November 8, 2001 the Company's Common Stock was trading under the symbol "GBAY," and since November 8, 2001 under the symbol "IDWK." On April 27, 1999, the Company was delisted from the NASDAQ National Market. The Company traded on the NASDAQ Pink Sheets from that date until it was upgraded to the OTC Bulletin Board on
September 21, 2001. As of October 31, 2002, there were approximately 900 registered holders of Common Stock of the Company. As many of the shares of Common Stock are held in street name, there may be additional beneficial holders of the Company's Common Stock.

     The following table shows the range of high and low bid as reported by Pink Sheets or Over-the-Counter Bulletin Board while the Company was involved in its current operations.

                                        Low                  High
                                        ---                  ----
Fiscal 2002:
------------
Fourth Quarter (to October 31)         $0.17                 $0.32

Third Quarter (to July 31)             $0.19                 $0.48

Second Quarter (to April 30)           $0.30                 $0.46

First Quarter (to January 31)          $0.21                 $0.51

*Fiscal 2001:
-------------
Fourth Quarter (to October 31)         $0.28                 $0.45

Third Quarter (to September 29)        $0.20                 $0.56

Second Quarter (to June 30)            $0.42                 $0.63

First Quarter (to March 31)            $0.47                 $0.87

*Note the Company changed its year end to October 31, effective October 31, 2001 (see note 3c to the Financial Statements)

Dividends

     The Company has paid no dividends on its Common Stock since its inception. For the foreseeable future any earnings will be retained to finance the growth of the Company and accordingly, the Company does not anticipate the payment of cash dividends.

Recent Sales of Unregistered Securities

     None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents a summary of selected financial data for each of the year ended October 31, 2002, the ten months ended October 31, 2001 and the eleven months ended December 30, 2000 (in thousands, except per share date). The financial data excludes the Company's discontinued snowboard operations, except where noted.

                                                October 31,          October 31,         December 30,
                                                   2002                 2001                 2000
                                                                                        (eleven months
                                              (twelve months)       (ten months)         of operations)

Net sales                                    $       20,928        $       14,658      $        17,804
Cost of goods sold                                   15,730                11,468               12,593
                                             ----------------      --------------      ----------------

         Gross profit                                 5,198                 3,190                5,211
                                             ----------------      --------------      ----------------

Operating expenses :
   General and administrative                         4,036                 4,071                5,124
   Selling, marketing and customer service            1,562                 1,231                1,545
   Engineering, advanced design and
      product management                                691                   901                  570
   Impairment of Machinery                              270                     -                    -
   Impairment of Goodwill                             5,287                     -                    -
                                             ----------------      --------------      ----------------

         Total operating expenses                    11,846                 6,203                7,239
                                             ----------------      --------------      ----------------

         Operating loss                              (6,648)               (3,013)              (2,028)

Other income (expenses) :
   Interest expense                                    (464)                 (530)                (442)
   Loss on investment                                     -                     -               (1,000)
   Other income (expense)                               170                   972                  (29)
                                             ----------------      --------------      ----------------

                                                       (294)                  442               (1,471)
                                             ----------------      --------------      ----------------

         Loss from continuing operations
            before income taxes                      (6,942)               (2,571)              (3,499)
                                             ----------------      --------------      ----------------

         Provision for Income taxes                       -                     -                    -
                                             ----------------      --------------      ----------------

         Loss from continuing operations             (6,942)               (2,571)              (3,499)
                                             ----------------      --------------      ----------------

         Loss from discontinued
            operations, net of taxes                      -                     -                 (581)


         Net loss                            $       (6,942)        $      (2,571)      $       (4,080)
                                             ================      ==============      ================


Basic and diluted loss per common share :
   Continuing operations                     $        (0.36)        $       (0.14)      $        (0.20)
   Discontinued operations                                -                     -                (0.03)
                                             ----------------      --------------      ----------------


                                             $        (0.36)        $       (0.14)      $        (0.23)
                                             ================      ==============      ================

Weighted average common shares outstanding
   basic and diluted                             19,207,246            19,192,611           17,482,583
                                             ================      ==============      ================


                                                                                       As Of
                                                              --------------------------------------------------------
                                                                October 31,         October 31,        December 30,
                                                                   2002                2001               2000
                                                              --------------------------------------------------------
                                                                  (in thousands, except share and per share data)
Balance Sheet Data
------------------

Cash and cash equivalents                                          1,556                 982                885

Net current assets from continuing operations                      6,618               5,950              6,151

Equipment, fixtures, and property, net                             5,197               6,389              7,297

Total assets from continuing operations                           11,815              18,058             19,543

Current liabilities                                                6,043               5,861              5,631
Long-term debt and capital lease obligations, net of
current portion                                                    1,280                 807                201

Shareholders' equity                                               4,442              11,390             13,735


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

     The following discussion is presented on a consolidated basis, and analyzes the financial condition and results of operations of IDW and its subsidiaries for the twelve month fiscal period ended October 31, 2002, the ten-month fiscal year ended October 31, 2001 and the eleven months from the acquisition of the PRC Companies on January 31, 2000 through December 30, 2000.

Comparison of the Periods Ended October 31, 2002 and October 31, 2001

     Continuing operations - The Company's continuing operations consist of International Display Works Inc. a Delaware corporation (IDW), International DisplayWorks Hong Kong Limited. (IDWHK), and IDW Technology (Shenzhen) Co., Ltd
(IDWT), MULCD Microelectronics (Shenzhen) Co., Ltd. (MULCD), collectively the PRC Companies, which manufacture liquid crystal displays and assemblies.

     Net sales - Net sales for the fiscal year ended October 31, 2002 were $20,928,000 and for the ten months ended October 31, 2001 were $14,658,000, an annualized increase of 19%. This increase can be attributed to the Company's overall sales effort in all market areas.

     Cost of goods sold - Cost of sales decreased to 75.2% of net sales for the fiscal year ended October 31, 2002 from 78.2% for the ten months ended October 31, 2001. This decrease can be attributed to the Company's overall cost containment programs implemented at the end of fiscal year 2001 and absorption of fixed overhead over increased production.

     Operating expenses - Operating expenses consist of selling, marketing, customer service, engineering, and general and administrative expenses and impairment charges to reduce the carrying value of certain assets. Operating expenses were $11,846,000 for the fiscal year ended October 31, 2002 and $6,203,000 for the ten months ended October 31, 2001. The operating loss for the current year includes impairment charges to write off all unamortized goodwill at the year end of $5,287,000 (which is after charging amortization in the year of $432,000) and a charge to write off certain machinery that we are no longer using with a net book value at the year end of $270,000. Were it not for these impairment charges, the operating expenses would have been $6,289,000, a decrease of 16% on an annualized basis. The decrease is attributed to the Company's cost containment programs and overhead reductions begun at the end of fiscal 2001 and the volume increase causing a greater absorption of attributed overhead into cost of goods sold.

     General and administrative - General and administrative expenses were $4,036,000 for the fiscal year ended October 31, 2002 and $4,071,000 for the ten months ended October 31, 2001, an annualized decrease of 17%. The decrease can be attributed to the downsizing of the Rocklin and Hong Kong administrative offices at the end of fiscal 2001. Significant elements of this expense include employee related expenses of $1,600,000, professional fees of $406,000, amortization of goodwill of $432,000, rent and utilities of $172,000, insurance of $191,000, local PRC government fees of $197,000 and bad debt expense of $77,000.

     Selling, marketing and customer service - Selling, marketing and customer service expenses were $1,562,000 for the fiscal year ended October 31, 2002 and $1,231,000 for the ten month fiscal period ended October 31, 2001, an annualized increase of 5.7%. Significant elements of this expense consist of employee related expenses of $580,000, commission expense of $575,000 and rent of $71,000. The increase is largely attributable to higher commission from the increased sales volume.

     Engineering, advanced design and project management - Engineering, advanced design and project management expenses were $691,000 for the fiscal year ended October 31, 2002 and $901,000 for the ten month fiscal period ended October 31, 2001, an annualized decrease of 36%. The significant decrease was due to the relocation of design and project management to the PRC resulting in lower engineering salary costs. Significant elements of this expense include employee related expenses of $645,000 and travel and lodging of $40,000.

     Impairment of goodwill - A review of the carrying value of goodwill resulting from the acquisition of IDW Inc. by the then parent Granite Bay Technologies Inc. (with which it later merged and gave its name) in the fourth quarter stemming from the continued depressed markets, uncertain recovery in global markets, the possibility of war with Iraq, and liquidity issues facing the Company suggested that the undiscounted future cash flows were not sufficiently certain to support continued recognition of the unamortized portion of this goodwill. We commissioned an independent professional appraisal which also concluded that the goodwill had become completely impaired. An impairment charge of $5,287,000 has thus been charged.

     Impairment of machinery - A review of the carrying value of long lived assets in the fourth quarter suggested that we cannot be certain to recommence the use of certain equipment that was decommissioned when it became more economical to outsource rather than manufacture in house, nor do we foresee significant proceeds from the sale of such equipment, we have thus written it off by way of an impairment charge of $270,000.

     Interest expense - Interest expense reduced to $464,000 for the fiscal year ended October 31, 2002 from $530,000 for the ten months ended October 31, 2001 a reduction of 27% on an annualized basis. The overall decrease in interest expense is primarily due to a reduction in outstanding loan notes in the year and a reduction in the fixed commitment fee on a factoring line.

     Other income - Other income for the fiscal year ended October 31, 2002 was $170,000. The significant element included in other income was rental received from a sublet of leased property of $63,000, duty drawback and bad debt recovery of $52,000. In the ten months ended October 31, 2001, other income was $972,000 which included a gain on the issue of common stock from the settlement of a put option, rental income from subleased property, duty draw back and insurance refunds.

     Net loss - The net loss for the year was $6,942,000 including impairment charges for the write off of all goodwill at the year end and the charge for the impairment of machinery. Were it not for these two items the net operating loss would have been $1,385,000 compared to $2,571,000 for the ten months to October 31, 2001 and a loss of $4,080,000 in the preceding year; this improvement is primarily due to a 3% increase in margin and a volume increase in sales of 18% on an annualized basis.

Comparison of the Ten Month Period Ended October 31, 2001 and the Eleven Month Period Ended December 30, 2000

     Continuing operations - The Company's continuing operations consist of International Display Works Inc. a Delaware corporation (IDW), International DisplayWorks Hong Kong Limited. (IDWHK), and IDW Technology (Shenzhen) Co., Ltd
(IDWT), MULCD Microelectronics (Shenzhen) Co., Ltd. (MULCD), collectively the PRC Companies, which manufacture liquid crystal displays and assemblies. There was no material income or expense from the discontinued operations in 2001.

     Effective October 31, 2001, the Company changed its year end from a 52 week year ending on the last Saturday of the calendar year closest to December 31st. The effective date of acquisition of the PRC companies was February 1 2000. The comparison of performance related to continuing operations below reflects operations for the ten months to October 31, 2001 (a short period due to accounting year change and eleven months (post acquisition) to December 30, 2000.

     Net sales - Net sales for the ten months ended October 31, 2001 were $14,658,000 and for the eleven months ended December 30, 2000 were $17,804,000, an annualized reduction of 9%. This decrease can be attributed to pricing pressures and the overall down-turn of the world economy first noticed in early 2001.

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

     Other income - Other income for the ten months ended October 31, 2001 was $972,000. Significant elements of this category include gain on the issue of common stock to satisfy the put option, rental income from subleased property, duty drawback; and insurance refunds and recovery of bad debt from discontinued operations.

     Discontinued operations - There was no material income or charge from discontinued operations in the year ended October31, 2002 or ten months ended October 31, 2001. The loss from discontinued operations in the year ended December 31, 2000 was $581,000.

     Net loss - The net loss for the ten months ended October 31, 2001 was $2,571,000 compared to $4,080,000 for the twelve months ended December 30, 2000. The loss from continuing operations was $2,571,000 for the ten months ended October 31, 2001 compared to $3,499,000 for the period ended December 30, 2000. This 39% decrease can be attributed to the loss of $1,000,000 from write-down of the Company's investment in Globalgate, an e-commerce company that had suffered deteriorated financial condition such that the Company believed that its investment had no market value. The Company carried this investment at cost.

Liquidity and Capital Resources

     IDW requires capital to repay certain existing fixed obligations, and to provide for additional working capital and investment in capital equipment if it is to grow in accordance with its plan. As discussed below, IDW intends to generate working capital to implement its current Business Plan but may require additional debt and/or equity to refinance its borrowing and capital expenditure program.

     The Company incurred net losses of $6,942,000, $2,571,000 and $4,080,000 in fiscal periods ended October 31, 2002, October 31, 2001, and December 30, 2000, respectively and has $1,658,000 of debt falling due within a year. In addition the Company produced an increase in working capital of $455,000 in the ten months to October 31, 2001. In the year to October 31, 2002, the Company decreased its working capital requirement by $1,133,000 which stemmed primarily from an increase in accounts payable of $1,120,000.

     The cash generated and improvement in working capital resulted in net cash of $1,268,000 being generated by operations in the year ended October 31, 2002. $183,000 was applied to new capital equipment and $522,000 to the retirement of debt. In addition, the Company was successful in negotiating the roll over of the current portion of its mortgage in the PRC and loan notes that would otherwise have fallen due. As a result net cash balances rose by $574,000 to $1,556,000.

     Liquidity remains tight with maturities of long-term debt falling due in 2003 of $1,658,000 upon which the Company has not yet concluded negotiations for rollover or extension. The planned future expansion of IDW and its subsidiaries includes $1,976,000 of capital expenditures in fiscal 2003 to enhance existing production capabilities, assure product quality reduce costs and comply with the investment conditions under which the business license of IDWT was granted. In addition IDW may require additional working capital to fund growth.

     The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next twelve months. The plan includes the realization of revenues from the sale of products, the consummation of debt or equity financing and the reduction of certain operating expenses as required. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that my result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or that such events will be on terms favorable to the Company.

Factors That May Affect Future Results

     A wide variety of factors will affect IDW's operating results and could impact net sales and profitability. Most significant will be our ability to continue to operate as a Going Concern which will require extension, rollover or replacement of existing debt and / or additional equity. Significant factors in our success will be our ability to establish new and maintain existing design and manufacturing relationships with key OEM customers that will generate sufficient orders, including orders of high margin products to increase revenues and profitability.

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

     IDW's 2002 Operating Results - The actual performance of IDW for 2002 was an improvement over 2001 operating results but reflected the general weakness in the world economy and was characterized by longer than expected lead times from customers in bringing their new products to market due to the uncertainties associated with economic conditions.

     IDW's Capital Resources - An increasingly difficult environment in North America for raising new capital has limited our ability to provide for the financing requirements of the Company. While the Company produced a positive cash flow in the year, if we are unsuccessful in raising capital when required, then the Company could face the risk of loss of its investment. Further, any financing involving equity or rights to acquire equity interests, would result in dilution in the percentage ownership of existing stockholders when such equity interest were issued and, depending on the sales price, a dilution in book value. Further, to capitalize on certain growth opportunities for the PRC Companies or if projected revenues are less and/or costs higher than projected, we would have to raise additional financing beyond that outlined above. Without such expansion, we are limited; and this could affect the value of the Company's Common Stock.

     Dependence on Key Personnel - Since our acquisition of the PRC companies we have endeavored to involve senior staff in the management of the Company and empower our staff at every level. In addition, we have codified and recorded procedures. While this process is on going we believe that no single executive is sufficiently key that their departure would disrupt the Company to the extent it presents a significant risk.

     A Few Customers and Applications Account for a Significant Portion of IDW's Sales - In fiscal 2002, five customers represented 51% of total sales revenue, including one customer representing 30% of the Company's revenue. This compares with fiscal 2001 where five customers represented 57% of total sales revenue and one customer represented 35% of the Company's revenue. At our present size, the loss of any one of these customers could have a material affect on the Company's performance, liquidity, and prospects. Customers have not made firm long-term purchase commitments. Delay or reduction of customer orders could result in under-absorption of manufacturing capacity. These risks are enhanced because of the large percentage of sales to electronic industry customers who are subject to severe competitive pressures, rapid technological change and obsolescence. While we expect to continue to receive orders from existing customers, there is no assurance orders will be received, and if received, not cancelled, delayed or reduced, which could have material adverse effect on the Company's results of operations. To reduce this risk, we expect to continue to emphasize custom devices where purchase orders are generally longer term with lower probability of cancellation.

     Need for Additional Financing - The opportunities for long-term growth in the Company's lines of business are dependent upon having sufficient capital resources available to fund rapid growth in significant OEM accounts, which we have identified and targeted. We may therefore need additional financing to fund growth in both working capital and capital expenditure.

     IDW Faces Intense Competition - We operate in a competitive environment that is characterized by price compression and rapid technological change. IDW competes with major Asian and international companies. Some of IDW's competitors have greater market recognition and substantially greater financial, technical, marketing, distribution, manufacturing, and other resources than IDW. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified allowing them to reduce transportation, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. Many competitors have production lines that allow them to produce more sophisticated and complex devices than IDW and to offer a broader range of display devices to customers. New emerging companies or companies in related industries may also increase their participation in the display module market, which would increase competition.

     IDW's ability to compete successfully depends on a number of factors, both within and beyond its control. These factors include: the price, quality, performance, reliability, ease of use and features of our products; the variety of our product solutions; foreign currency exchange rates; trade barriers and customs duties which may effect the cost of products; our ability to design and manufacture new product solutions, including incorporating new technology; the availability and price of raw materials; our ability to fully utilize our manufacturing facility; new product technology or solutions by our competitors; the number and success of competitors; and general market and economic conditions. Our competitive position could also be adversely affected if one or more of our customers, including key customers, decided to design and manufacture their own display modules, use different devices or purchase devices from competitors. We cannot assure that we will compete successfully in the future.

     Risk of Inability to Produce High-End Products - IDW's success is partly dependent upon our ability to effectively offer higher-end products which we do not currently produce, including color STN, TFT products, and OLED (organic liquid emissive display) graphic displays, as the market is believed to be moving in this direction.

     Some of these products would offer both the opportunity to increase utilization of existing manufacturing capacity and also the opportunity to generate higher margins and profits at given revenue levels. The production of such products requires increased custom design and manufacturing, maintenance of strong customer relationships and additional capital equipment.

     Changing Technologies - IDW operates in an industry characterized by frequent and rapid technological advances, the introduction of new products and new design and manufacturing technologies. As a result, IDW is required to expend funds and to commit resources to continuing research and development activities, possibly requiring additional engineering and other technical personnel; purchasing new design, production, and test equipment; and continually enhancing design and manufacturing processes and techniques. IDW's future operating results will depend significantly on our ability to provide timely design and manufacturing services for new products that compete favorably with design and manufacturing capabilities of OEMs and third party suppliers.

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

     Risks Associated with International Operations - IDW has made a decision to locate all of its manufacturing operations in China and to establish sales offices in Asia, Europe and the United States. The geographical distance between its manufacturing facilities in China and its customers in North America and Europe create a number of logistical and communications challenges. Because of the location of the manufacturing facilities in China, IDW may be affected by economic and political conditions in that country, as well as economic and political conditions in the countries in which it markets and distributes its products, including, without limitation, problems related to labor unrest, lack of developed infrastructure, variances in payment cycles, currency fluctuations, overlapping taxes and multiple taxation issues, employment and severance taxes, compliance with local laws and regulatory requirements, greater difficulty in collecting accounts receivable, political and economic instability and the burdens of cost and compliance with a variety of foreign laws.

     Further, changes in policies by the United States or other foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion rates or limits, limitations and restrictions on the transfer or repatriation of funds or limitations on imports or exports, or the expropriation of private enterprises could also have a materially adverse effect on IDW and its results of operations. China has a less comprehensive and developed system of laws, particularly with respect to foreign investment activities and foreign trade than the US and other developed economies. Enforcement of existing and future laws and contracts is uncertain and implementation and interpretation of such laws may be inconsistent. Changes in existing laws, the adoption of new laws and preemption of local regulations by national laws may adversely affect foreign investment in China. IDW could also be adversely affected by other factors, including: the imposition of austerity and other monetary measure to fight inflation or to achieve other economic objectives; inadequate development or maintenance of infrastructure, including adequate power and water supplies; transportation; raw materials availability; or the deterioration in the general political, economic or social environment.

     Risks Associated with Collectibility of Receivables - IDW extends credit to its customers based on assessment of a customer's financial circumstances, generally without requiring collateral, in both the United States and in various countries in the Far East and Europe. These extended payment terms, present an exposure to risk of uncollected receivables. The inability to collect on these accounts receivable could have a materially adverse effect on our results of operations and profitability.

     Risks Associated with Currency Fluctuations and International Trade - Sales in global markets, primarily Europe, the United States and other parts of Asia, are expected to increase significantly in fiscal year 2003 and subsequent years. Economic and political conditions internationally may adversely affect the manufacture and sale of IDW's products. Protectionist trade legislation in the United States or foreign countries, such as a change in export or import legislation , tariff or duty structures, or other trade policies, could adversely affect our ability to sell products in foreign markets, and to purchase raw materials or equipment from foreign suppliers.

     IDW transacts business in a variety of currencies including Hong Kong dollars, Singapore dollars, US dollars and the Chinese Yuan Renminbi ("RMB"). Increased sales to Europe may result in receivables in other currencies, such as the Euro. Further, IDW incurs a significant portion of its costs, such as payroll, land rent and other costs associated with running the facilities in the PRC in RMB. Adverse movements between the selling currency (primarily the US dollars) and the RMB would have a material impact or profitability. Changes in exchange rates would affect the value of deposits of currencies IDW holds. The RMB has been broadly stable against US dollar in the past three years but as it is not fully convertible and fully traded there are only limited options available for the management of exchange risk which the Company is not currently utilizing. The Company is thus exposed to an increase in the RMB against the US dollar.

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

     Governmental Regulations - IDW is subject to numerous foreign, state and local governmental regulations. We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. Further, the PRC Companies are leasing the land under their facilities under a 50-year lease, which expires in the year 2043. We are also subject to significant government regulation to property ownership and use, import restrictions, currency restrictions, restrictions on the volume of domestic sales, and other areas, all of which consistently impact profits and operating results.

     Other Risks - Other risks IDW faces include the cyclical nature of the electronics industry, the protection of IDW's trade secrets and technology, management of expected rapid growth in personnel, capital equipment, outside sales force, sales and accounts receivable and other items and maintenance of adequate research and development efforts and personnel.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation Risk

     While inflation has remained low in recent years in the markets in which we sell and is expected to remain so for the foreseeable future the general inflation rate in the PRC is higher with wage expectation running at 5-10% annually. Such inflation represents a risk to our profitability if sustained and not compensated for by a movement in exchange rates or productivity improvements.

Interest Rate Risk

     The Company's principal exposure to interest rate changes is on the factoring lines which are based on prime rates in the US and Hong Kong. Interest on other financial obligations is fixed for the duration of the obligation

Foreign Currency Exchange Risk

     IDW derives the majority of its revenues in U.S. and Hong Kong dollars. The Hong Kong dollar remained "pegged" to the U.S. dollar in fiscal year 2002, therefore, the Company's sales proceeds have a minimal exposure to foreign currency fluctuations.

     The Company incurs approximately 30% of its operating expenses in the PRC currency, Renminbi yuan ("RMB"). An increase in the value of the RMB against the U.S. Dollar would result in an increase in operating costs incurred in the PRC and a translation gain on cash balances held in RMB in anticipation of meeting payment obligations. The Company generally does not hold more than two weeks of RMB requirements and they are always less than total payment obligations.

     The Company has long term debt, repayable in installments over three years, of RMB 10 million (US$ 1.2 million at current exchange rates), designated in RMB. An increase in the value of the RMB against the US dollar would result in a translation loss in US dollar terms which would be realized as US dollars from sales revenues are utilized to meet the repayment obligation.

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Reports of Independent Certified Public Accountants                         F-2

Consolidated Financial Statements

   Consolidated Balance Sheets as of October 31, 2002 and 2001              F-4

   Consolidated Statements of Operations for the year ended
     October 31, 2002, ten-months ended October 31, 2001
     and the year ended December 30, 2000                                   F-5

   Consolidated Statements of Stockholders' Equity for the year ended October 31, 2002, ten-months ended October 31, 2001
     and the year ended December 30, 2000                                   F-6

   Consolidated Statements of Cash Flows for the year ended
     October 31, 2002, ten-months ended October 31, 2001 and the
     year ended December 30, 2000                                           F-7

   Notes to Consolidated Financial Statements                               F-8

Supplementary Information                                                   F-30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
International DisplayWorks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of International DisplayWorks, Inc. and Subsidiaries (the "Company"), as of October 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows, for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the ten-months and year ended October 31, 2001 and December 30, 2000, respectively, were audited by other auditors whose report dated January 23, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International DisplayWorks, Inc. and Subsidiaries as of October 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $6,942,000 during the year ended October 31, 2002, and, as of that date, the Company has an accumulated deficit of $36,845,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audit of the consolidated financial statements referred to above, we have audited Schedule II - Valuation and Qualifying Accounts, for the year ended October 31, 2002. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.



/S/ GRANT THORNTON

Hong Kong
December 13, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
International DisplayWorks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of International DisplayWorks, Inc. and subsidiaries (the "Company") as of October 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the ten months ended October 31, 2001 and for the year ended December 30, 2000. These consolidated financial statements and the schedules referred to on the following pages are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International DisplayWorks, Inc. and subsidiaries as of October 31, 2001 and the consolidated results of their operations and their cash flows for the ten months ended October 31, 2001 and for the year ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Supplemental Schedule of Valuation and Qualifying Accounts is presented for purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



/S/ PERRY-SMITH LLP

Sacramento, California
January 23, 2002

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   October 31,

                                                                     2002                    2001

                           Assets

Current  assets :
   Cash and cash equivalents                                    $         1,556         $           982
   Accounts receivable, net of allowance for doubtful
      accounts of $341 and $196, respectively                             3,064                   3,231
   Inventories                                                            1,460                   1,322
   Prepaid expenses and other current assets                                538                     415
                                                              --------------------    -------------------

          Total current assets                                            6,618                   5,950

                                                              --------------------    -------------------

Property, plant and equipment, net                                        5,197                   6,389

Goodwill, net                                                                 -                   5,719

                                                              --------------------    -------------------

         Total assets                                           $        11,815         $        18,058

                                                              ====================    ===================

            Liabilities and Stockholders' Equity

Current liabilities :
   Accounts payable                                             $         3,070         $         1,950
   Accrued liabilities                                                    1,365                   1,258
   Current portion of long-term debt - related parties                      200                     749
   Current portion of long-term debt                                      1,458                   1,905

                                                              --------------------    -------------------

         Total current liabilities                                        6,093                   5,862

Long-term debt, net of current portion - related parties                    474                       -
Long-term debt, net of current portion                                      806                     806

                                                              --------------------    -------------------

         Total liabilities                                                7,373                   6,668

Commitments and contingencies

Stockholders' equity :
   Preferred stock, no par value, 10,000,000 shares
      authorized, no shares issued or outstanding                             -                       -
   Common stock, no par value, 40,000,000 shares
      authorized, 19,217,246 and 19,321,246 shares issued
      and outstanding at October 31, 2002 and 2001,                      41,216                  41,205
      respectively
   Accumulated deficit                                                  (36,845)                (29,903)
   Accumulated other comprehensive income                                    71                      88

                                                              --------------------    -------------------

         Total stockholders' equity                                       4,442                  11,390

                                                              --------------------    -------------------

         Total liabilities and stockholders' equity             $        11,815         $        18,058

                                                              ====================    ===================


                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

   For the Year Ended October 31, 2002, the Ten-months Ended October 31, 2001 and the Year Ended December 30, 2000

                                                October 31,          October 31,          December 30,
                                                    2002                 2001                 2000
                                              (twelve-months)        (ten-months)        (twelve-months)

Net sales                                    $       20,928        $       14,658       $        17,804
Cost of goods sold                                   15,730                11,468                12,593
                                             ----------------      --------------       ----------------

         Gross profit                                 5,198                 3,190                 5,211
                                             ----------------      --------------       ----------------

Operating expenses :
   General and administrative                         4,036                 4,071                 5,124
   Selling, marketing and customer service            1,562                 1,231                 1,545
   Engineering, advanced design and
      product management                                691                   901                   570
   Impairment of Machinery                              270                     -                     -
   Impairment of Goodwill                             5,287                     -                     -
                                             ----------------      --------------       ----------------

         Total operating expenses                    11,846                 6,203                 7,239
                                             ----------------      --------------       ----------------

         Operating loss                              (6,648)               (3,013)               (2,028)

Other income (expenses) :
   Interest expense                                    (464)                 (530)                 (442)
   Loss on investment                                     -                     -                (1,000)
   Other income (expense)                               170                   972                   (29)
                                             ----------------      --------------       ----------------

                                                       (294)                  442                (1,471)
                                             ----------------      --------------       ----------------
         Loss from continuing operations
            before income taxes                      (6,942)               (2,571)               (3,499)
         Provision for income taxes                       -                     -                     -
                                             ----------------      --------------       ----------------

         Loss from continuing operations             (6,942)               (2,571)               (3,499)


         Loss from discontinued
            operations, net of taxes                      -                     -                  (581)
                                             ----------------      --------------       ----------------

         Net loss                            $       (6,942)        $      (2,571)       $       (4,080)
                                             ================      ==============       ================

Basic and diluted loss per common share :
   Continuing operations                     $        (0.36)        $       (0.14)       $        (0.20)
   Discontinued operations                                -                     -                 (0.03)
                                             ----------------      --------------       ----------------

                                             $        (0.36)        $       (0.14)       $        (0.23)
                                             ================      ==============       ================
Weighted average common shares outstanding
   basic and diluted                             19,207,246            19,192,611            17,482,583
                                             ================      ==============       ================

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (In Thousands, Except Share and Per Share Data)

   For the Year Ended October 31, 2002, the Ten-months Ended October 31, 2001 and the Year Ended December 30, 2000

                                                                                             Accumulated
                                                                                                other
                                                Common Stock            Accumulated         comprehensive
                                          Shares          Amount          deficit           income (Loss)          Total

Balance at January 2, 2000             9,176,556       $  27,866       $    (23,252)       $          (11)       $  4,603

   Comprehensive income (loss) :
      Net loss - twelve-months                 -               -             (4,080)                    -          (4,080)
      Change in translation
      adjustment                               -               -                  -                    81              81

                                                                                                               -----------
      Total comprehensive loss                                                                                     (3,999)

   Stock issued for acquisition        2,680,000           7,236                  -                     -           7,236
   Stock issued in private placement   7,251,634           6,078                  -                     -           6,078
   Exercise of common stock options       42,350              18                  -                     -              18
   Common stock subject to put option          -            (201)                 -                     -            (201)

                                      ------------    ------------    ---------------    ------------------    -----------

Balance at December 30, 2000          19,150,540          40,997            (27,332)                   70          13,735

   Comprehensive income (loss) :
      Net loss - ten-months                    -               -             (2,571)                    -          (2,571)
      Change in translation
      adjustment                               -               -                  -                    18              18

                                                                                                               -----------
      Total comprehensive loss                                                                                     (2,553)

   Stock issued                          170,706              59                  -                     -              59
   Warrants issued                             -             149                  -                     -             149

                                      ------------    ------------    ---------------    ------------------    -----------

Balance at October 31, 2001           19,321,246          41,205            (29,903)                   88          11,390

   Comprehensive income (loss) :
      Net loss - twelve months                 -               -             (6,942)                    -          (6,942)
      Change in translation
      adjustment                               -               -                  -                   (17)            (17)

                                                                                                               -----------
      Total comprehensive loss                                                                                     (6,959)

   Stock Retired                        (134,000)              -                  -                     -               -
   Warrants issued                             -               4                  -                     -               4
   Exercise of common stock options       30,000               7                  -                     -               7

                                      ------------    ------------    ---------------    ------------------    -----------

Balance at October 31, 2002           19,217,246      $   41,216       $    (36,845)       $           71       $   4,442

                                      ============    ============    ===============    ==================    ===========



                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

   For the Year Ended October 31, 2002, the Ten-months Ended October 31, 2001 and the Year Ended December 30, 2000

                                                      October 31,           October 31,            December 30,
                                                          2002                 2001                    2000
                                                    (twelve-months)        (ten-months)          (twelve-months)
Cash flows from operating activities:
   Net loss                                        $       (6,942)         $      (2,571)      $         (4,080)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Loss from discontinued operations                     -                      -                     581
         Depreciation                                       1,096                    941                  1,912
         Impairment of goodwill                             5,287                      -                      -
         Amortization of goodwill                             432                    360                    395
         Loss on investment                                     -                      -                  1,000
         Impairment of machinery                              270                      -                      -
         Loss on disposal of fixed assets                       9                      -                     33
         Loss (income) on foreign currency
         translation                                          (17)                    18                      2
                                                   -----------------      ---------------     ------------------
                                                              135                 (1,252)                  (157)

         Changes in operating assets and
            liabilities, net of business
            combinations :
            (Increase) decrease in :
               Accounts receivable                            167                   (292)                (1,419)
               Inventories                                   (138)                   747                   (231)
               Prepaid expenses and other
               current assets                                (123)                  (129)                 1,002
               Accounts payable                             1,120                   (910)                (1,004)
               Accrued liabilities                            107                   (382)                   729
                                                   -----------------      ----------------    ------------------

                  Net cash provided by (used in)
                     operating activities                   1,268                 (2,218)                (1,080)

Cash flows from investing activities :
   Acquisitions, net of cash acquired                           -                      -                 (4,208)
   Acquisition of property, plant and equipment              (183)                   (33)                  (285)
   Proceeds   from   sale   of   warehouse   from
   discontinued operations                                      -                      -                  2,394
                                                   -----------------      ----------------    ------------------

                  Net  cash  used  in   investing
                  activities                                 (183)                   (33)                (2,099)


Cash flows from financing activities :
   Proceeds from issuance of common stock                      11                     59                  6,078
   Proceeds from long-term debt - related parties               -                    325                    349
   Proceeds from long-term debt                                 -                  2,636                  3,071
   Payments on long-term debt - related parties               (75)                     -                      -
   Payments on long-term debt                                (447)                  (821)                (7,141)
   Issuance of warrants                                         -                    149                      -
   Payment of loan fees                                         -                      -                   (223)
                                                   -----------------      ----------------    ------------------

                  Net cash provided by (used in)
                     financing activities                    (511)                 2,348                     35


Net increase (decrease) in cash and cash
   equivalents                                                574                     97                 (1,045)

Cash and cash equivalents at beginning period                 982                    885                  1,930
                                                   -----------------      ----------------    ------------------

Cash and cash equivalents at end of period         $        1,556         $          982      $             885
                                                   =================      ================    ==================

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS AND LIQUIDITY

         a.    Description of Business

               International DisplayWorks, Inc. and subsidiaries (the "Company"), headquartered in Rocklin, California, was incorporated in the state of Delaware in July of 1999. On October 31, 2001 the Company merged with its parent, Granite Bay Technologies, Inc., a California corporation which was originally incorporated in the State of Oregon as Morrow Snowboards, Inc. (Morrow) in October of 1989.

               The Company is engaged in the design, manufacture and worldwide distribution of liquid crystal displays (LCDs), modules, and assemblies for major original equipment manufacturers (OEMs) with applications in telecommunications, automotive, industrial, medical, and consumer products. The Company's operations are primarily in Shenzhen, People's Republic of China (PRC).

               Morrow was originally organized to design, manufacture and market snowboards and related apparel and accessories to retail outlets in the United States, as well as internationally, which business was conducted from inception through discontinuance of the snowboard and apparel operations in November 1999. In March 1999, Morrow sold all of its "Morrow" intellectual property, along with all snowboard inventories and its snowboard and binding production equipment for $3,200,000. In November 1999, a subsidiary, Westbeach Canada ULC, sold all of its "Westbeach" operations along with all apparel inventories for $2,680,000. The results of operations for these business segments have been reflected as discontinued operations in the accompanying consolidated statements of operations.

         b.    Going Concern

               The Company incurred net losses of $6,942,000, $2,571,000 and $4,080,000 in fiscal periods ended October 31, 2002, October 31, 2001, and December 30, 2000, respectively and has $1,658,000 of debt falling due within a year. The Company has experienced tight liquidity as a result. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

               Management believes, based on current forecasts of projected order volumes that it will be successful in extending, rolling over or replacing its current long term debt as it falls due and that the Company will generate sufficient liquidity from operations, such that it will be able to sustain the Company's operating needs in fiscal year 2003. Further, in the event of a shortfall, management believes that it has the ability to raise additional equity capital and/or debt financing and ability to cut operating costs. However, there can be no assurances that the Company will be successful in raising additional capital.

2.        ACQUISITIONS

          On January 31, 2000, Morrow Snowboards, Inc. DBA Granite Bay Technologies acquired 100% of the outstanding shares of International DisplayWorks, Inc., (IDW), through the issuance of 2,680,000 shares of common stock. The acquisition was accounted for using the purchase method of accounting.

          On February 1, 2000, International DisplayWorks, Inc. (IDW) through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Limited (IDWHK), acquired 100% of the shares of MULCD Microelectronics (Shenzhen) Co. Ltd., (MULCD) and IDW Technology (Shenzhen) Co., Ltd.
          (IDWT) from Vikay Industrial (Hong Kong) Ltd. MULCD and IDWT, collectively the "PRC Companies", are engaged in the manufacturing and assembly of LCDs and modules in the PRC for markets in the USA, Far East and Europe. This acquisition, which was accounted for by the purchase method of accounting, required a total payment of approximately $8,481,000, part of which was deferred. On April 11, 2001, the final payment of $821,000 was made for all remaining amounts due under the sale and purchase agreement and the supplemental deed and charge, thereby, finalizing all matters relating to the acquisition.

          The   consolidated   financial   statements   include   accounts   and
          transactions of IDW and the PRC Companies from February 1, 2000, the effective date of their acquisition.

          The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions had taken place on January 2, 2000, the first day of the year ended December 30, 2000, (in thousands, except share data) :

            Net sales                                     $          19,320
            Cost of goods                                 $          13,804
            Operating expenses                            $           7,360
            Net loss                                      $          (3,916)
            Weighted average shares outstanding                  17,703,341
            Loss per share                                $           (0.22)

          These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Principles of Consolidation

               The  consolidated  financial  statements  include  the  financial
               statements  of  IDW,  and  all  of  the  following   wholly-owned
               subsidiaries:

                  o International DisplayWorks (Hong Kong) Limited, (a Hong Kong company)
                  o   MULCD  Microelectronics  (Shenzhen)  Co.,  Ltd.,  (a   PRC
                      company)
                  o   IDW Technology (Shenzhen) Co., Ltd. (a PRC company)
                  o   International DisplayWorks Ltd., (a BVI company)
                  o   International  DisplayWorks   Pte.,  Ltd.,  (a   Singapore
                      company)
                  o   Westbeach LLC., (a U.S. company)
                  o   Westbeach ULC., (a Canadian company)

               All significant intercompany accounts and transactions have been eliminated on consolidation.

          b.   Equity Method of Accounting

               The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. When the interest is below 20% the investment is carried at cost less provisions for permanent diminution in value.

               In October 2000, the Company wrote off an investment carried at cost of $1,000,000 in Globalgate, an e-commerce company that had suffered deteriorated financial condition such that the Company believed its investment had no market value.

          c.   Fiscal Year

               The Company changed its fiscal year end to October 31 for fiscal year 2001. Accordingly, the financial information presented for the fiscal year ended October 31, 2001 is a short ten-month period.

               Previously, the Company used a 52 week fiscal year ending on the Saturday nearest December 31. Accordingly, the 2000 fiscal year ended December 30, 2000.

          d.   Cash and Cash Equivalents

               The  Company   considers  all  highly  liquid   investments  with
               maturity, at date of purchase, of three months or less to be cash equivalents.

          e.   Financial Instruments

               The  carrying  value  of  the  Company's  financial   instruments
               approximates their fair value based on their short-term nature.

          f.   Inventories

               Inventories are stated at the lower of cost or market. Cost is determined on the weighted average-cost basis. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead. Provisions are made for obsolete or slow moving inventory based on management estimates.

          g.   Property, Plant and Equipment

               Property, plant and equipment are recorded at cost less accumulated depreciation and any provision for impairment. The cost of major improvements is capitalized whereas the cost of maintenance and repairs is expensed in the period incurred. Gains and losses from the disposal of property, plant and equipment are included in income/loss from operations.

               All land in the PRC is owned by the PRC government. According to PRC law the government may sell the right to use the land for a specified period of time. Thus all of the Company's land purchases in the PRC are considered to be leasehold land and are amortized on the straight-line basis over the respective term of the right to use the land. The buildings on the land are also depreciated over the same period.

               Amortization of leasehold improvements is provided using the straight-line method over the shorter of the expected useful life of the asset or the remaining lease term.

               Depreciation rates computed using the straight-line method are as follows:

                  Land and Buildings                        30 years
                  Machinery                                 10 years
                  Furniture, fixtures, and equipment         5 years

          h.   Impairment of Long-Lived Assets

               Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " requires that long-lived assets and certain identifiable intangibles, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. See notes 6 and 7.

          i.   Warranty Costs

               The Company warrants its products against defects for fifteen days after delivery to customers. As the Company manufactures custom products to customer specifications and has not experienced significant returns, the Company does not anticipate it will incur a material amount of warranty expense.


          j.   Advertising and Promotion Costs

               Advertising and promotion costs are expensed as incurred and are included in selling, marketing and customer service expenses. Advertising expenses were approximately $2,200, $17,000 and $73,000 for the periods ending October 31, 2002, October 31, 2001 and December 30, 2000, respectively.

          k.   Revenue Recognition

               The Company recognizes revenue from the sale of its products when the products are shipped from its factory in the PRC, provided collectability is reasonably assured from the customer. Sales revenue is recorded net of discounts and rebates except for prompt payment discounts which are accounted for as interest expense. Returns and adjustments are booked as soon as they become known.

          l.   Income Taxes

               Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually
               classified   as   current   and   non-current   based   on  their
               characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future.

          m.   Stock Options and Warrants

               SFAS No. 123, "Accounting for Stock-Based Compensation", allows companies which have stock-based compensation arrangements with employees to adopt a new fair value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under APB Opinion No. 25, "Accounting for Stock Issued to Employees," but with additional financial statement disclosure. The Company continues to account for stock-based compensation arrangements under APB Opinion No. 25 and provides additional disclosures required by SFAS No. 123 in note 11.

          n.   Product Development Costs

               Expenditures associated with the development of new products and improvements to existing products are expensed as incurred. Product development costs were approximately $28,000, $636,000 and $314,000 for the periods ended October 31, 2002, October 31, 2001 and December 30, 2000, respectively.

          o.   Net Loss per Share

               Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the periods ended October 31, 2002 and 2001 and December 30, 2000 the weighted-average number of common shares outstanding excludes common stock equivalents of 2,889,709, 2,457,709, and 1,915,509 shares, respectively.

          p.   Foreign Currency

               All transactions in currencies other than functional currencies during the year are translated at the exchange rates prevailing on the respective transaction dates. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than functional currencies are translated at the exchange rates existing on that date. Exchange differences are recorded in the consolidated statement of operations. For the periods ended October 31, 2002, October 31, 2001 and December 31, 2000, the exchange differences resulted in expense of $48,900, $14,000 and $27,400, respectively.

               The Company and its subsidiaries have adopted the U.S. dollar, Hong Kong dollar and the PRC renminbi as their functional currencies. The financial statements of all subsidiaries with functional currencies other than the U.S. dollar are translated in accordance with SFAS No. 52, "Foreign Currency Translation". All assets and liabilities are translated at the rates of exchange ruling at the balance sheet date and all income and expense items are translated at the average rates of exchange over the year. All exchange differences arising from the translation of subsidiaries' financial statements are recorded as a component of comprehensive income.

               The exchange rate between the Hong Kong dollar and the U.S. dollar has been pegged (HK$7.80 to US$1.00) since October 1983. The exchange rate between the renminbi and the U.S. dollar is based on the prevailing market rate, which was Renminbi 8.3, 8.3 and 8.4 to US$1.00 at October 31, 2002, October 31, 2001 and December 30, 2000, respectively.

          q.   Segment Reporting

               The Company accounts for its segments pursuant to SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in only one segment.

          r.   New Accounting Pronouncements

               i. On July 20, 2001,  the Financial  Accounting  Standards  Board
                  (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No.141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

                  o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

                  o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

                  o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective November 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives are no longer to be subject to amortization.

                  o Effective November 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

                  o The Company adopted SFAS No. 141 during the fiscal year ending October 31, 2002 and it did not impact the Company's financial statements. The Company has adopted SFAS No. 142 on November 1, 2002, and has determined that there will be no material impact on the Company's fiscal 2003 financial position and results of operations.

               ii. In June 2001, the FASB issued SFAS No. 143,  "Accounting  for
                   Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the

                   Company's  fiscal  year  beginning   November  1,  2002   and
                   management does not believe that the impact of the adoption of SFAS No. 143 will be material.

              iii. In August 2001 the FASB issued SFAS No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets", which among other things, establishes one accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001 (November 1, 2002 for the Company), and interim periods within those financial statements. Management does not believe the adoption of SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

               iv. In April 2002,  the FASB issued SFAS No. 145,  "Rescission of
                   FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 as extraordinary, SFAS No. 145 for the Company's fiscal year beginning November 1, 2002. Upon adoption, gains and losses on certain debt extinguishment, if any, will be recorded in income (loss) before income taxes. The impact of the adoption of SFAS No. 145 is not expected to be material.

               v. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies
                   Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to be material.

               vi. In December 2002,  the FASB issued SFAS No. 148,  "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends the disclosure and certain transition provision of SFAS No. 123, "Accounting for Stock-Based Compensation". In summary, the significant provisions of SFAS No. 148 include:

                   o Requires entities with stock-based employee compensation arrangements to provide additional disclosures in their summary accounting policies note. For entities that use the intrinsic value method of Opinion 25, "Accounting for Stock Issued to Employees", to account for employee stock compensation for any period presented, their accounting policies note should include a tabular presentation of pro forma net income and earnings per share using the fair value method.

                   o Permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods--the prospective method, the modified prospective method, or the retroactive restatement method.

                   o Requires interim-period pro forma disclosures if stock-based compensation is accounted for under the intrinsic value method in any period presented.

                    The provisions of SFAS No. 148 are effective for the Company on November 1, 2002. As noted in Note 3(m), the Company currently accounts for its stock-based compensation under the provisions of APB Opinion No. 25 and will continue to do so for the foreseeable future.

          s.   Reclassifications

               Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year presentation.

          t.   Use of Estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.        INVENTORIES

          Inventories consisted of the following at October 31 (in thousands) :

                                                                    2002                   2001
                                                             -------------------    --------------------

        Finished goods                                       $             165      $             326
        Work-in-progress                                                   250                    126
        Raw materials                                                    1,414                  1,455
        Less : reserve for obsolete inventory                             (369)                  (585)

                                                             -------------------    --------------------

                                                             $           1,460      $           1,322

                                                             ===================    ====================

5.        PREPAID EXPENSES AND OTHER CURRENT ASSETS

          Prepaid expenses and other current assets consisted of the following at October 31 (in thousands) :

                                                                    2002                   2001
                                                             -------------------    --------------------

        Prepaid expenses                                     $             206      $             144
        Advances to suppliers                                              172                    105
        PRC - VAT tax refund                                               135                     52
        Other                                                               25                    114

                                                             -------------------    --------------------

                                                             $             538      $             415

                                                             ===================    ====================

6.        PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consisted of the following at October 31 (in thousands):

                                                                    2002                   2001
                                                             -------------------    --------------------

        Land and buildings                                   $           1,185      $           1,187
        Furniture, fixtures and equipment                                1,837                  1,637
        Machinery                                                        4,720                  5,247
        Leasehold improvements                                              83                     57

                                                             -------------------    --------------------

                                                                         7,825                  8,128

        Less accumulated depreciation                                   (2,628)                (1,739)

                                                             -------------------    --------------------

                                                             $           5,197      $           6,389

                                                             ===================    ====================


          Depreciation expense totaled $1,096,000, $941,000 and $1,912,000 for the periods ended October 31, 2002, October 31, 2001, and December 30, 2000, respectively.

          In October 2002, the Company assessed the recoverability of the carrying value of a certain PRC based machine under the provisions of SFAS No. 121. The assessment resulted in an impairment loss of the machine's entire net book value of $270,000. This loss reflects the amount by which the carrying value of the machine exceeded its estimated fair value. The impairment loss is recorded as a component of operating expenses in the statement of operations for fiscal 2002

          In December 2000, the Company sold its Salem, Oregon facility for $2,700,000, less related expenses, and recorded a loss on the sale of $348,565. The proceeds were used to retire a note payable and for working capital. The loss is included in loss from discontinued operations.

7.        GOODWILL

          Costs in excess of net assets of businesses acquired (goodwill) represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition.

          In accordance with SFAS No.121 management periodically reviews the operating environment and performance of the Company to determine if there are any grounds for reviewing the carrying value of goodwill to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operation results, trends, and other available information, in assessing whether the carrying value of goodwill can be recovered. If the Company determines that the carrying value of goodwill will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of the goodwill as impaired and reduces it by a charge to operations by the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value of the related goodwill.

          In October 2002, the Company recorded a goodwill impairment of $5,287,000, which eliminated all remaining goodwill of the Company. Goodwill was determined to have been impaired because the Company incurred losses of $6,942,000, $2,571,000 and $4,080,000 in fiscal periods ended October 31, 2002, October 31, 2001 and December 30, 2000 and has $1,708,000 of debt falling due within one year. This caused management to commission an independent valuation of the goodwill under the provisions of SFAS No. 121. Goodwill was determined to be impaired and is included as a component of operating expenses in fiscal 2002.

          Goodwill was being amortized on a straight-line basis over 15 years. Amortization expense charged to operations was $432,000, $360,000 and $395,000 for the periods ended October, 31, 2002, October 31, 2001, and December 30, 2000, respectively.


8.        ACCRUED LIABILITIES

          Accrued liabilities consisted of the following at October 31 (in thousands) :

                                                                    2002                   2001
                                                             -------------------    --------------------

        Accrued payroll and related liabilities              $             523      $             454
        Accrued staff hostel expenses                                      247                    230
        Accrued inventory purchases                                        165                    101
        Accrued PRC government management fees                             115                     95
        Accrued commissions                                                102                     97
        Other accrued liabilities                                          213                    281

                                                             -------------------    --------------------

                 Total accrued liabilities                   $           1,365      $           1,258


                                                             ===================    ====================

9.        LONG-TERM DEBT

          Long-term debt consisted of the following at October 31 (in thousands, except interest payments) :

                                                                October 31,             October 31,
                                                                    2002                   2001
                                                             -------------------    --------------------

        Notes payable to a major shareholder,
          officer and director of the Company and
          his immediate family, interest only
          payments due in monthly installments of
          approximately $2,700 at a yearly interest
          rate ranging from 12.00% to 12.68%;
          principal balance due and payable in full
          December 31, 2003, collateralized by the
          accounts receivable, inventory, equipment
          and other tangible assets of the Company.          $             274      $             274

        Notes payable to major shareholders and
          director of the Company, interest only
          payments due in monthly installments of
          $2,400 at a yearly interest rate of 12.68%;
          principal balance due and payable in full


          December 31, 2003, collateralized by the
          accounts receivable, inventory, equipment
          and other tangible assets of the Company.                        150                    225


        Note payable to a shareholder of the Company,
          interest only payments due in monthly
          installments of $500 at a yearly interest
          rate of 12.00%; principal balance due and
          payable in full December 31, 2003,
          collateralized by the accounts receivable,
          inventory, equipment and other tangible
          assets of the Company.                                            50                      50

        Note payable to a shareholder of the Company,
          interest only payments due in monthly
          installments of $500 at a yearly interest
          rate of 12.00%; principal balance due and
          payable in full December 31, 2002,
          collateralized by the accounts receivable,
          inventory, equipment and other tangible
          assets of the Company. The Company is in the
          process of extending the due date of the note
          for one year.                                                     50                      50

        Note payable to a major shareholder and director
          of the Company, interest only payments due in
          monthly installments of $1,600 at a yearly
          interest rate of 12.68%; principal balance due
          and payable in ten monthly installments of
          $10,000 each and one final payment of $50,000
          on October 25, 2003, collateralized by the
          accounts receivable, inventory, equipment and
          other tangible assets of the Company.                            150                     150

        Notes payable to a third-party, interest only
          payments due in monthly installments of $3,993
          at a yearly interest rate of 12.68%; principal
          balance due and payable in full April 15, 2002,
          collateralized by the accounts receivable,
          inventory, equipment and other tangible assets
          of the Company. The note was repaid during
          fiscal 2002.                                                       -                     275

        Note payable to a third-party, interest only payments due in monthly installments of $1,585 at 12.68% interest; principal balance due and payable in full October 26, 2001 collateralized by the accounts receivable, inventory, equipment
          and other tangible assets of the Company. The
          note was repaid during fiscal 2002.                                -                     150

        Factoring line, at 2.25% over the prime lending
          rate (approximately 7.4% at October 31, 2002),
          collateralized by accounts receivable.                           219                     488

        Credit line at 3% over U.S. prime (approximately)
          7.75% at October 31, 2002), collateralized by
          the accounts receivable, inventory, equipment
          and intangible assets of the Company with
          minimum interest charge of $7,800 and $12,500,
          respectively, per month.  The credit line
          expires in March 2003.                                           837                     588

        Mortgage loan, at 8.3% yearly interest, to be
          repaid in three annual installments,
          collateralized by the three factory buildings
          in Shenzhen, PRC.                                              1,208                   1,210
                                                             -------------------    --------------------

                                                                         2,938                  3,460

        Less: current portion                                          (1,658)                (2,654)

                                                             -------------------    --------------------

                                                             $           1,280      $             806

                                                             ===================    ====================

         Maturities of long-term debt are as follows:


            Year Ending
            October 31,               Related parties            Third parties                  Total
        --------------------    ------------------------    ---------------------   --------------------

               2003             $                 200       $            1,458      $           1,658
               2004                               474                      403                    877
               2005                                 -                      403                    403

                                ------------------------    ---------------------   --------------------
                                $                 674       $            2,264      $           2,938

                                ========================    =====================   ====================

          During the ten-month period ended October 31, 2001, the Company issued approximately $1,100,000 of collateralized notes to a key employee, board members and other individual investors. The related parties received warrants to purchase 185,000 shares of the Company's common stock at prices ranging from $0.36 to $0.75 per share. The proceeds were used for general working capital, capital expenditures and to retire maturing debt.

          In the quarter ended December 30, 2000, the Company issued approximately $499,000 of collateralized notes payable due December 15, 2001 to a key employee, board members and other individual investors. The due dates were extended to April 15, 2002. The related parties received warrants to purchase 99,861 shares of the Company's common stock at $0.75 per share. The proceeds were used for general working capital.

          During the year ended October 31, 2002, the Company extended the due dates on all but $50,000 of the unpaid notes payable due to related parties and others to October 25, 2003 or December 31, 2003.

          On March 23, 2001, the Company entered into an asset based lending program for a $3,000,000 line of credit secured by the Company's accounts receivable, inventory, equipment, and intangibles. The agreement is for twelve months at an interest rate of 3% above the "prime rate" (7.75% at October 31, 2002) with a minimum monthly charge of $12,500 in the periods ending October 31, 2002 and October 31, 2001. In March 2002 the agreement was extended to March 2003 but the facility reduced to $2,000,000 and minimum monthly charge reduced to $7,800. The Company has been incurring the minimum interest charge since inception of the agreement. As of October 31, 2002 the Company has available approximately $1,163,000 for use under this facility, subject to eligible receivables.

          In August of 2001 and as amended in July 2002, the Company, through its wholly owned subsidiary, IDWHK, entered into a factoring agreement collateralized by accounts receivable and inventory of IDWHK. The agreement is guaranteed by the Company. The facility provides for a maximum borrowing of $1,282,000 with an interest rate of 2.25% above the prime lending rate. The prevailing rate was approximately 7.4% at October 31, 2002. As of October 31, 2002 the Company has available $1,063,000 for use under this facility, subject to eligible receivables.

          In June of 2001, the Company, through its wholly owned subsidiary, IDWT, entered into a mortgage on the three buildings located at its manufacturing facility in Shenzhen, PRC. The amount borrowed was approximately $1,200,000 for three years at an interest rate of 8.3% per year. The loan is scheduled to be repaid in three annual installments, the first originally being due in June 2002. The loan agreement was amended in June 2002, deferring each installment by one-year.


10.       COMMITMENTS AND CONTINGENCIES

          a.   Lease Obligations

               The Company is currently obligated under the following operating leases:

                 i. The Company leases its land in the PRC pursuant to a land lease expiring in 2043 at an annual rent of $70,000.

                ii. In March 2000, the Company entered into a 5-year lease for office space in Rocklin, California. The payment terms were $106,000 per year for the first 32 months and then $111,000 per year for the last 28 months. In February 2002, the lease was amended such that the Company surrendered 4,600 square feet back to the lessor in exchange for a reduction in the yearly rent. The rent is now $69,000 per year through the first 33 months and $73,000 per year for the remainder of the lease. The Company also pays a proportionate share of operating expenses of approximately $12,400 per year.

               iii. The Company leases office space in Hong Kong at $24,000 a year. The lease is month-to-month and can be terminated at will.

                iv. The Company has entered into a lease agreement for a workers' dormitory in Shenzhen, PRC. The lease on the workers' dormitory expires on August 3, 2020 and costs $233,700 per year.

                 v. On December 31, 2002, the lease on the staff quarters was terminated effective February 23, 2003, without penalty. On the same day a new dormitory was leased for a term of five years commencing February 1, 2003 at a cost of $23,100 per year.

                vi. The Company has entered into various lease agreements for individual employee quarters in Shenzhen, PRC. The lease terms of these quarters range from six to sixty months. The yearly lease payments range from $1,800 to $13,000. During the fiscal year ended October 31, 2002, the Company entered into nine of the aforementioned leases with terms of between six and sixty months and yearly lease payments of between $1,800 and $13,000.

               vii. On October 31, 2002 the Company gave notice to terminate a lease on a housing accommodation for an officer of the Company on December 9, 2002, without penalty. In November 2002 the Company entered into a one-year lease at an annual cost of $40,600 for housing accommodation for an officer of the Company to replace the housing accommodation vacated on December 9, 2002.

               The following is a schedule of future minimum lease payments under non-cancelable operating leases as of October 31, 2002 (in thousands):

                                        Minimum Lease                                       Net Lease
                                          Commitments           Sublease Income           Commitments
                                   ---------------------     ---------------------    ------------------

            2003                   $              470        $             (67)       $           403
            2004                                  406                      (43)                   363
            2005                                  380                         -                   380
            2006                                  377                         -                   377
            2007                                  322                         -                   322
            Thereafter                          5,442                         -                 5,442

                                   ---------------------     ---------------------    ------------------
                                   $            7,397        $            (110)       $         7,287

                                   =====================     =====================    ==================

               For the year ended October 31, 2002, ten-months ended October 31,
               2001  and  year-ended   December  30,  2000  rental  expense  was
               $117,000, $241,000 and $91,000, respectively.

          b.   Legal Matters

               The Company is currently involved in the following litigation and proceeding:

               Nicolas Steenolsen vs. Squaw Valley Ski Corporation, Granite Bay Technologies, Inc., Morrow Snowboards, Inc., et al., Superior Court of California, Los Angeles County, Case No. BC243817. The case is a complaint for personal injuries which arose from the plaintiff's use of a snowboard allegedly manufactured by Morrow Snowboards, Inc. The complaint seeks unspecified general damages and unspecified past and future medical expenses. The Company is defending the action. Indications are that the Company will be dismissed from this action, but there has been no ruling to that effect. There is no basis for determining the amount of damages, if any, at this time.

               From time to time the Company is subject to exposure to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any such current actions will not materially affect the financial position or results of operations of the Company.

          c.   Employment Agreement

               In November 2002, the Company entered into an employment agreement with one of its officers. The agreement has a term of two years expiring on October 31, 2004. Annual compensation is approximately $163,000 inclusive of the annual cost of $40,600 for housing accommodation (see note 10(a)(vii).

          d.   Registered Capital

               To obtain a license to do business in the PRC, Wholly Foreign Owned Enterprises (WFOE's) commit to a certain investment over a period of time. This investment must comprise expenditures by the Company on productive fixed assets such as land, buildings and property, plant and equipment. IDWT's total required commitment was $8,100,000 of which the Company has made $6,321,000. Therefore, as of October 31, 2002 IDWT has a remaining commitment to invest a further $1,779,000, which must be fulfilled by April 30, 2003, unless extended further by the PRC government. The Company has recently purchased assets costing $110,000, which it believes satisfies the criteria. Over the course of the next eighteen months the Company forecasts it will be purchasing sufficient qualifying assets to fulfill the investment requirement. Furthermore, if necessary, the Company believes that the PRC government will grant additional extensions of time.

          e.   Purchase Commitment:

               The Company enters into forward purchase commitments in the normal course of business in anticipation of orders from customers not all of which are matched by contracts from customers. The Company believes that such commitments will be required for future production or could be cancelled without material cost. In July 2002, the Company entered into a commitment to purchase certain inventory from a vendor for $261,000. The Company is under no certain deadline to purchase the inventory.

11.       STOCKHOLDERS' EQUITY

          a.   Stock Issued

               In September 2001, in settlement of a put option entered into in December 2000, the Company made a cash payment of $201,000, and issued 125,000 shares of the Company's common stock at a stock price of $0.34 per share together with 75,000 warrants with an exercise price of $0.75.

          b.   Stock Option Plans

               The Company maintains the Morrow Snowboard, Inc. 1990 Equity Incentive Plan for selected executives, employees and directors for which 1,102,500 shares of common stock have been reserved for issuance under the plan. The plan permits the granting of options for terms not to exceed ten years from the date of grant. The options generally vest ratably over a four-year period and are exercisable subject to terms established in the plan document. The exercise price of the options granted under the plan must be equal to or greater than the fair market value of the shares on the date of grant for incentive stock options and not less than 85 percent of the fair market value for nonqualified stock options. The exercise price of the options granted by the Company has generally been equal to or greater than fair market value at the date of grant. There was no activity in the plan in the year ended October 31, 2002, there were 240,000 options cancelled in the ten months ended October 31, 2001 and there were 477,500 options granted and 191,450 options cancelled in the year ended December 30, 2000. This Plan has now expired and no new options are available for grant.

               In September 2000, the Company established the Granite Bay Technologies 2000 Equity Incentive Plan for certain key employees of the Company. The plan also permits the granting of stock options, restricted stock awards, stock appreciation rights, stock units and other stock grants to certain persons with a relationship with the Company, including agents, consultants, advisors, independent contractors, sales representatives, distributors, principals and retail distribution outlets for the Company's products. The plan provides for up to 882,800 shares of stock that are authorized for issuance. The price of each share of stock covered by an option shall not be less than 100% of the fair value of the Company's common stock on the date of grant. Each option certificate shall have an exercise period of six months to ten years. There were 515,000 options granted and 68,000 options cancelled during the year ended October 31, 2002; there were 255,000 options granted and 62,500 cancelled during the ten months ended October 31, 2001; and there were 131,000 options granted during the year ended December 30, 2000. At October 31, 2002 approximately 112,300 options are available for grant under the plan. In December 2002, the Company granted an additional 82,000 options to employees under the plan.

               In October 1999, the Company established the Morrow Snowboards, Inc. 1999 Stock Option Plan for non-employee directors. This plan provides for the issuance of up to 300,000 shares of the Company's common stock to existing directors and, in the case of extra services or duties, past directors. Unless otherwise provided in the option grant, the options vest over the year following the date of grant and expire after the later of five years after the date of grant or five years after termination as a director. At October 31, 2002 there are no options available for grant under the plan. During the year ended October 30, 2002 there were 30,000 options exercised under the plan. There was no activity in this plan for the ten months ended October 31, 2001. During the year ended December 31, 2000 there were 215,000 options granted, 42,350 options exercised and 39,800 options cancelled.

               The board has granted 235,000 options that are not part of compensation plans. There are 150,000 share options granted in fiscal 2001 to the Company's former President and Director at an exercise price of $0.50, 50,000 share options granted to a Director in fiscal 1999 at an exercise price of $0.75, 25,000 and 10,000 share options granted to a Director in fiscal 2000 at an exercise price of $0.78 and $0.75, respectively.

               The following is a summary of the status of all of the Company's stock option plans as of October 31, 2002, October 31, 2001 and December 30, 2000 and changes during the periods ended on those dates:

                                                                                         Weighted
                                                                   Number                 Average
                                                                 Of Shares            Exercise Price
                                                            ---------------------   --------------------

            Options outstanding at
               January 1, 2000                                         550,448      $            1.84

               Granted                                                 858,500                   1.64
               Exercised                                               (42,350)                   .43
               Cancelled                                              (231,250)                  3.69

                                                            ---------------------   --------------------

            Options outstanding at
               December 30, 2000                                     1,135,348                   1.36

               Granted                                                 405,000                    .58
               Exercised                                                     -                      -
               Cancelled                                              (302,500)                   .95

                                                            ---------------------   --------------------

            Options outstanding at
               October 31, 2001                                      1,237,848                   1.21

               Granted                                                 515,000                    .42
               Exercised                                               (30,000)                   .25
               Cancelled                                               (68,000)                   .76

                                                            ---------------------   --------------------

            Options outstanding at
               October 31, 2002                                      1,654,848      $            1.00

                                                            =====================   ====================


            Options exercisable at :
               October 31, 2002                                      1,038,332      $            0.93

                                                            =====================   ====================

               October 31, 2001                                        806,852      $            0.87

                                                            =====================   ====================

               December 30, 2000                                       665,707      $            0.79

                                                            =====================   ====================

        b.     Stock Option Plans (continued)


               The following table summarizes information about stock options outstanding and exercisable at October 31, 2002 :

                                                      Weighted
                                  Number of           Average           Weighted         Number of          Weighted
                                    Shares           Remaining          Average            Shares            Average
               Range of          Outstanding        Contractual         Exercise        Exercisable         Exercise
            Exercise price        at October        Life (Years)       price per         at October         Price per
                                   31, 2002                              Share            31, 2002            Share

            $  .01 - $ 5.00        1,614,848              3.34        $      0.87         1,038,332       $       .87

            $ 5.01 - $10.00           40,000              2.82               6.02                 -                 -

                                ---------------    ---------------    -------------    ---------------    --------------

                                   1,654,848              3.33        $      1.00         1,038,332       $       .87

                                ===============    ===============    =============    ===============    ==============

          c.   Pro forma Results of Operations

               The Company has computed, for pro forma disclosure purposes, the value of all options granted during the periods ending October 31, 2002, October 31, 2001 and December 30, 2000 using the Black-Scholes option pricing model, and the following weighted average assumptions for grants for the periods ended :

                                           October 31,           October 31,         December 30,
                                              2002                  2001                 2000
                                         ----------------    --------------------   --------------------

               Risk-free interest rate            3.7%                  6.0%                   6.0%
               Expected dividend yield            0.0%                  0.0%                   0.0%
               Expected life (years)                5                     5                      5
               Expected volatility              100.1%                 82.8%                  90.0%

               Using the Black-Scholes methodology, the total value of options granted during the periods ending October 31, 2002, October 31, 2001 and December 30, 2000 was $94,025, $76,826 and $576,928,
               respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value per share of options granted during the periods ending October 31, 2002, October 31, 2001 and December 30, 2000 was $0.42, $0.49 and $0.91 respectively.

               Had the measurement provisions of SFAS No. 123 been adopted, results of operations computed on a pro forma basis would have been as follows (in thousands, except per share information):

                                      Year ended                 Ten-months                 Year ended
                                   October 31, 2002            October 31, 2001           December 30, 2000
                                   As           Pro            As            Pro           As           Pro
                                Reported       Forma        Reported       Forma        Reported       Forma

            Net loss            $ (6,942)    $(7,072)       $ (2,571)     $(2,636)     $ (4,080)      $(4,726)
            Net loss per
              share basic
              and diluted:      $  (0.36)    $ (0.37)       $  (0.14)     $ (0.14)     $  (0.23)      $ (0.27)

          d.   Stock Warrants

               The Company, from time to time has issued stock warrants as payment for fees, interest and services rendered. For the periods ended October 31, 2002, October 31, 2001 and December 30, 2000, the Company had outstanding warrants to purchase 1,234,861, 1,291,861 and 780,161 shares of common stock, respectively. All warrants are exercisable at a weighted average price per share of $0.78., have a term of five years and are exercisable immediately or over the term of the related note if any. In fiscal 2002, 2001 and 2000, no warrants to purchase common stock were exercised. During 2002, 15,000 warrants were granted and none lapsed. During 2001, 460,000 warrants were granted and none lapsed. 100,000 of these 2001 warrants were issued to a member of the Company's Board of Directors, at an exercise price of $0.36 per share as compensation for consulting services to the Company resulting in compensation expense of $28,300. During 2000, 780,161 warrants were granted and none lapsed.

12.       INCOME TAXES

          The Company has not recorded an income tax expense or benefit for the periods ended October 31, 2002, October 31, 2001 and December 31, 2000.

          The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal and State, PRC and Hong Kong income tax rates to earnings before provision for income taxes for the periods ended October 31, 2002, October 31, 2001 and December 30, 2000 is as follows (amounts in thousands):

                                                 October 31,         October 31,         December 30,
                                                     2002               2001                 2000

        Pre-tax loss                            $    (6,942)        $    (2,571)        $    (4,080)
                                                ------------        ------------        -------------
        Computed Federal income tax benefit
          at 34.0%                                   (2,360)               (874)             (1,387)
        Computed state income tax benefit
          at 4.4% net of federal income
          benefit                                      (202)                (75)               (118)

        Effect of difference between Hong
          Kong and PRC tax rates and U.S.
          Federal and state tax rates                   207                 267                  41


        Impairment of goodwill                        1,937                   -                   -
        Other permanent differences                     561                (393)               (137)

        Elimination of net operating
          loss carry forwards due to
          Section 382 limitation                          -               8,692                   -

        Change in valuation allowance                  (143)             (7,617)              1,601

                                                --------------      -------------       -------------

                                                $         -        $          -         $         -
                                                ==============     ==============       =============



          The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at October 31, 2002 and 2001 are presented below (amounts in thousands):


                                                                          2002                   2001
                                                                  --------------------   -------------------

        Deferred tax assets :                                     $                      $
          Net operating loss (NOL) carry forwards                        3,255                  2,961
          Depreciation and amortization                                    (4)                    (8)
          Allowance for doubtful accounts receivable                        38                      -
          Unrealized loss on investment                                      -                    384
          Write-off of machinery                                            41                      -
          Accrued expenses                                                 (23)                   113

                                                                  -------------------    --------------------

            Total gross deferred tax assets                              3,307                  3,450

            Less valuation allowance                                    (3,307)                (3,450)

                                                                  -------------------    --------------------

              Net deferred tax asset                              $          -           $          -
                                                                  ===================    ====================

          The Company has provided a valuation allowance for all of its deferred tax assets at October 31, 2002 and October 31, 2001 because the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company's history of losses.

          At October 31, 2002 and October 31, 2001, the Company had an estimated federal net operating loss carry forward of approximately $8,027,000 and $7,711,000, respectively, expiring through 2020.

          Due to the discontinuation of its snowboard and apparel operations and the purchase of IDW and the PRC Companies (Note 2), the Company does not meet the continuity of operations requirement of Internal Revenue Code Section 382. Accordingly, approximately $22,636,000 in net operating losses was eliminated.

          PRC Taxation:

          The fiscal year end of the PRC Companies is December 31. The tax rate for both companies is 15%. At December 31, 2001 IDWT had a tax loss carry forward of $51,300. Management expects both companies to incur tax losses in the year ending December 31, 2002. A valuation allowance for the deferred tax assets has been provided as it could not be concluded that it was more likely than not that these assets would be realized given the history of trading losses.

          Hong Kong Taxation:

          The rate of taxation in Hong Kong is 16%. The Company has incurred losses since its inception. A valuation allowance for the deferred tax assets has been provided as it could not be concluded that it was more likely than not that these assets would be realized given the history of trading losses

13.       SUPPLEMENTAL CASH FLOW DISCLOSURES

          Supplemental cash flow disclosures are as follows (in thousands):


                                                                           Periods Ended
                                                   October 31,              October 31,        December 30,
                                                      2002                     2001                2000

        Supplemental disclosure:
          Cash paid for interest                   $     458                $       531        $       442
          Cash paid for taxes                      $       -                $         -        $         -
        Non-cash investing transactions:
          Assets acquired under capital lease      $       -                $         -        $     4,272


          During the year ended December 30, 2000, IDW HK purchased all of the outstanding securities of the PRC Companies for cash. In conjunction with the acquisition, liabilities were assumed as follows: (in thousands):

         Fair value of assets acquired                     $          12,017
         Liabilities assumed                                          (2,213)
         Deposit paid in 1999 by IDW HK                               (1,000)
         Payment due to complete acquisition                          (4,532)
         Less : cash acquired                                            (64)
                                                           --------------------
         Cash paid to acquire PRC Companies                $           4,208
                                                           ====================

14.       RETIREMENT PLANS

          The Company maintains the "IDW 401(k) Plan" (the "Plan") under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time U.S. employees. At its option, the Company can make discretionary matching contributions. To date the Company has not made such a contribution.

          For its Hong Kong employees, the Company currently contributes approximately $12,000 per year to a "Mandatory Provident Fund" (MPF) under the laws of the Hong Kong Special Administrative Region of the PRC.

15.       SEGMENT AND GEOGRAPHIC INFORMATION

          The Company produces displays or display modules for end products of OEMs manufacturers and hence operates in one segment. However, the Company has two major geographic territories where it sells and distributes essentially the same products. The geographic territories are the United States, Hong Kong (including China) and all other locations. The following represents geographical data for continuing operations (in thousands).

        Year Ended October 31, 2002
                                                                 "Long-Lived"
                                            Revenues                Assets

        United States                       $ 11,169              $    162
        Hong Kong (including China)            8,130                 5,035
        Other                                  1,629                     -
                                            ---------             ---------
                                            $ 20,928              $  5,197
                                            =========             =========

        Ten Months Ended October 31, 2001

                                                                 "Long-Lived"
                                            Revenues                Assets
        United States                       $  7,642              $  5,902
        Hong Kong (including China)            5,634                 6,206
        Other                                  1,382                     -
                                            --------              ---------
                                            $ 14,658              $ 12,108
                                            ========              =========


        Year Ended December 30, 2000
                                                                 "Long-Lived"
                                            Revenues                Assets
        United States                       $  7,300              $  6,283
        Hong Kong (including China)            9,804                 7,109
        Other                                    700                     -
                                            --------              ---------
                                            $ 17,804              $ 13,392
                                            ========              =========


Major Customer

Sales to one customer for the year ended October 31, 2002, ten-months ended October 31, 2001 and year ended December 30, 2000, accounted for approximately 30%, 35% and 28%, respectively of total sales.

                            SUPPLEMENTARY INFORMATION

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

   For the year Ended October 31, 2002, the Ten-months Ended October 31, 2001 and the Year Ended December 30, 2000

                                             Balance at         Charged to                             Balance
                                             beginning          costs and          Deductions          at End
             Description                     of Period           Expenses         (write-offs)        of Period
---------------------------------------    ---------------    ---------------    ---------------    --------------

December 30, 2000
  Allowance for doubtful accounts         $      1,006       $    (1,006)       $        127       $       127
  Allowance for obsolete inventory        $         42       $       (42)       $        482       $       482

October 31, 2001
  Allowance for doubtful accounts         $        127       $         69       $          -       $       196
  Allowance for obsolete inventory        $        482       $        103       $          -       $       585

October 31, 2002
  Allowance for doubtful accounts         $        196       $        237       $       (92)       $       341
  Allowance for obsolete inventory        $        585       $      (216)       $          -       $       369


                                    PART III
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      NAME                AGE     SINCE     POSITION WITH THE COMPANY

Stephen C. Kircher         49      1999     Chairman and Chief Executive Officer

William H. Hedden          50      1999     Director

Anthony G. Genovese        60      2000     Vice-Chairman, Chief Technology
                                            Officer and Assistant Secretary

Timothy Nyman              52      2000     Director

Ronald A. Cohan            62      2000     Director

Ian Bebbington             47      2001     Chief Financial Officer and
                                            Secretary


Messrs Nyman, Cohan and Hedden are the Companies independent Directors and comprise the Audit and Compensation committees.



(a)  Corporate Directors

     The following is the business background for the Directors of the Company:

     Stephen C. Kircher, age 49, has served as Chairman of the Board of Directors of the Company since February 2000 and as a director since October 1999. Mr. Kircher was appointed as the Chief Executive Officer of the Company in July 2001. Since 1993, he served as Chairman and majority owner of Capitol Bay Group, Inc., and as Chairman of Capitol Bay Securities, Inc. (securities and investment banking) and Capitol Bay Management, Inc. (Investment Company). Both Capitol Bay Securities, Inc. and Capitol Bay Management, Inc. are wholly owned subsidiaries of Capitol Bay Group, Inc. Mr. Kircher closed Capital Bay Securities in February of 2001. Mr. Kircher was also a founding Director of Burlingame Bancorp and served on its Board from 1984 to 1991. Prior to 1993, Mr. Kircher formed and managed Spinner Corporation, which engaged in leveraged buyouts of troubled companies. Mr. Kircher has extensive experience as a principal in equity private placements, sale and leaseback financing, and multiple forms of debt financing and initial public offerings. Mr. Kircher began his career with Dean Witter in 1975 before joining Bateman, Eichler, Hill & Richards, a regional investment-banking firm in 1978. Mr. Kircher has a Bachelor of Arts degree from the University of California, San Diego.

     Anthony G. Genovese, 60, has been a Director of the Company since September 2000, Chief Technology Officer since 2000 and Assistant Secretary since July 2001. He founded IDW in June 1999 to purchase the shares of MULCD and Vikay Industrial (Shenzhen) Limited ("IDWT"). IDW operated MULCD and IDWT under a management contract with Vikay Industrial (Singapore) Limited ("Vikay"), MULCD's and IDWT's parent company, from August 1, 1999. From 1997 to 1999, Mr. Genovese was President, joint member of the Office of the Chief Executive and Director of Vikay. Vikay entered Judicial Management, a form of bankruptcy proceeding in Singapore, in December 1997. The Judicial Managers of Vikay selected Mr. Genovese to oversee continuing operations. In 1986, Mr. Genovese founded VGI, Inc, a joint venture company with Vikay to market Vikay LCD's and enter the LCD module business in the United States. In 1992, VGI became a subsidiary of Vikay and was renamed Vikay America, Inc. Mr. Genovese continued as President and CEO of Vikay America from 1992 to 1997. Prior to Vikay, Mr. Genovese was a technologist and Marketing Executive for PCI Displays (1977 to1986), and founded the LCD operations at Beckman Instruments (1972 to1976) and Rockwell International (1966 to 1969). Mr. Genovese received a Bachelor of Science in Physics from Manhattan College in 1964, a Master of Science in Physics & Mathematics from NYU & Courant Institute of Mathematical Sciences in 1966 and attended USC for 18 graduate credits towards a Master Degree in Systems Management in 1975 and 1976.

     William H. Hedden, age 50, has served as a Director of the Company since 1999. Mr. Hedden has served as President and Chief Executive Officer of Consolidated Adjusting, Inc. (construction insurance adjusting) since 1992. From 1985 to 1992, Mr. Hedden served as a Director of Burlingame Bancorp and its subsidiary, Burlingame Bank & Trust Co. In 1984, Mr. Hedden served as Chairman of the Board of Bayhill Service Corporation, a mortgage-banking subsidiary of Delta Federal Savings & Loan. From 1983 to 1987, Mr. Hedden served as Chairman of the Board and majority stockholder of Delta Federal Savings & Loan. Mr. Hedden received his Juris Doctor degree from Hastings College of the Law, San Francisco in 1979 and a Bachelor of Arts degree from Stanford University, Palo Alto in 1975. He has been a director of the Company since October 1999.

     Timothy B. Nyman, 52, has served as a Director of the Company since October 2000. Mr. Nyman is the Senior Vice President of Global Services at GTECH Corporation, the world's largest supplier of online lottery systems and services. In 1979, Mr. Nyman went to work with the predecessor company of GTECH Corporation, which was the gaming division of Datatrol, Inc. In his twenty-three years with GTECH and its predecessors, Mr. Nyman has held various positions in operations and marketing. He has directed a full range of corporate marketing activities and participated in the planning and installation of new online lottery systems domestically and internationally. Mr. Nyman received a Bachelor of Science degree in Marketing, Accounting and Finance from Michigan State University in 1973.

     Ronald A. Cohan, 62, has served as a Director of the Company since October 2000. Since 1995, Mr. Cohan has served as a consultant to High Integrity Systems, Inc., a subsidiary of Equifax Inc. Prior to that, Mr. Cohan joined the

San Francisco law firm of Pettit & Martin as an Associate in 1968 and was admitted as a Partner in 1972. He opened the Los Angeles office of Pettit & Martin in October of 1972 and was partner in charge until March of 1983. Mr. Cohan left Pettit & Martin in February of 1992 and became principal of his own law firm. Mr. Cohan has specialized in government procurement matters for various institutional clients such as Honeywell, 3M, Mitsui, Centex and Equifax. Mr. Cohan received a Bachelor of Arts degree from Occidental College in 1963 and a Juris Doctor degree from the University of California, Berkeley (Boalt Hall) Law School in 1966.

(b)  Corporate Officers

     The following table sets fourth certain information with respect to executive officers of the Company. There is no family relationship between any of the officers and directors.

     Ian Bebbington, age 47, is a chartered accountant and has been the Company's Chief Financial Officer since July 2001. Mr. Bebbington founded Findatsys Worldwide Ltd., an internet start-up company where he worked from 1995 to 2001. He was the Chief Financial Officer from 1991 to 1993 and the Chief Executive Officer from 1993 to 1995 of Contimach Ltd., and its PRC subsidiaries, a subsidiary of Fenner PLC, a U.K. public company. He held various financial positions in eight countries with subsidiaries of Inchcape PLC, a UK "FTSE 100" quoted company from 1980 to 1991. Mr. Bebbington earned a Bachelor of Science degree in Economics and Commerce from the University of Southampton. He is a member of the Institute of Chartered Accountants of England and Wales qualifying whilst with KPMG London.

(c)  Compliance with Section 16 of the Securities Exchange Act of 1934

     Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission ("Commission"), directors and officers of the Company and persons who own more than 10% of the Company's common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, except that Ian Bebbington, the Company's Chief Financial Officer, was late reporting one purchase of common stock and Stephen Kircher, the Company's Chief Executive Officer was late reporting one acquisition of common stock, seven warrants and one option.

ITEM. 11.  EXECUTIVE COMPENSATION.

Compensation Summary

     The following table summarizes all compensation earned by or paid to the Company's Chairman and Chief Executive Officer, Chief Financial Officer, and other executive officers, whose total compensation exceeded $100,000 for services rendered in all capacities for the year ended October 31,2002, the ten months ended October 31,2001 and the year ended December 30, 2000.

                           Summary Compensation Table

                                                                                               Securities
                Name and                                                           Other       Underlying
           Principal Position              *Period     Salary        Bonus     Compensation      Options
           ------------------              -------     ------        -----     ------------      -------
                                                          $            $             $
                                                          -            -

Stephen C. Kircher,                          2002      $138,542        -             -              -
Chief Executive Officer & Chairman           2001      $ 61,417        -             -           100,000
                                             2000         -            -             -              -


Anthony Genovese,                            2002      $214,850        -        $ 9,000(1)          -
Chief Technology Officer                     2001      $145,833        -        $ 7,500(1)        30,000
& Vice Chairman                              2000      $200,833        -        $ 9,000(1)       260,000


Ian Bebbington,                              2002      $102,194     $30,967     $54,065(4)        50,000
Chief Financial Officer                      2001      $ 33,848        -        $17,436(4)        50,000
                                             2000         -            -             -              -


Philip Gregory,                              2002      $150,000        -        $20,580(2)        10,000
Vice President of Manufacturing              2001      $141,583        -        $11,772(2)        30,000
                                             2000      $114,583        -        $ 5,000(2)        60,000


Alan Lefko,                                  2002      $107,588        -        $ 5,000(1)          -
Former Chief Financial Officer of IDW        2001      $112,280        -        $ 5,000(1)        50,000
Current Corporate Controller                 2000      $109,375        -        $13,250(3)          -


--------------------------
Footnotes:

The periods covered by the above table are the year ended October 31st 2002, the ten months ended October 31,2001 and the year ended December 31 2000.

 (1) Represents vehicle allowance.
 (2) Represents moving allowance in 2000 and housing & subsistence allowance for the PRC in 2001 and 2002.
 (3) Represents $8,000 moving allowance and $5,250 vehicle  allowance.
 (4) Housing allowance in 2001, $17,436; 2002, housing allowance $52,645, pension $1,420.

Option Grants in 2002

     The following table provides information relating to stock options granted during the year ended October 31, 2002.

                                Individual Grants

                                                                                                     Potential Realizable
                                                                                                             Value
                                                                                                       at Assumed Annual
                                                                                                             Rates
                             Number of             Percent of Total                                      of Stock Price
                             Securities           Options Granted to     Exercise                         Appreciation
                            Underlying                  to                Price                         For Option Terms
                           Warrants and              Employees             Per      Expiration    ---------------------------
        Name              Options Granted          In Fiscal Year         Share        Date          5%                 10%
        ----              ---------------          --------------       ---------   ----------    -------             -------
Ian Bebbington                 50,000                   9.7%              $0.42       02/01/07     $7,000             $16,500
Philip Gregory                 10,000                   1.2%              $.042       02/01/07     $1,400              $3,300

     The exercise price of each option was equal to or more than the fair market value of our Common Stock on the date of the grant. Percentages shown under "Percent of Total Options Granted to Employees in the Last Fiscal Year" are based on an aggregate of 515,000 options granted to our employees under the 2000 Equity Incentive Plan during the year ended October 31, 2002.

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

                         Ten-Year Options/SAR Repricings

There was no repricing of options for the fiscal year ended October 31, 2002.

Fiscal Year End Option Values

     The following table sets forth for each of the executive officers named in the Summary Compensation Table the number and value of exercisable and un-exercisable options for the year ended October 31, 2002.

                                                               Number of Securities
                           Shares                              Underlying Unsecured               Value of Unexercised
                          Acquired          Value              Options and Warrants               In-The-Money Options
                             on                                at October 31, 2002                at October 31, 2002
        Name              Exercise       Realized ($)     Exercisable     Unexercisable     Exercisable      Unexercisable
        ----              --------       ------------     -----------     -------------     -----------      -------------
Stephen Kircher               -                -            595,861             -                -                 -

Anthony Genovese              -                -            222,500           97,500             -                 -

Phil Gregory                  -                -             65,000           35,000             -                 -

Alan Lefko                    -                -             37,500           12,500             -                 -

Ian Bebbington                -                -             37,500           62,500             -                 -


Compensation of Directors

     Board members are currently not compensated for participation in Board meetings. This policy may change in the future. All Directors are reimbursed for expenses incurred in attending Board and committee meetings. Additionally, the Board may grant stock options to its members for service as directors. During the fiscal year ended October 31, 2002, non-employee directors were not granted options. Performance Measurement Comparison

COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT

[GRAPHIC OMITTED]

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

Annual Incentives

     On an annual  basis,  the  Compensation  Committee  considers  the grant of annual incentive bonuses to each executive officer. Incentive bonuses are discretionary and are determined subjectively, with the Compensation Committee taking into consideration the individual's performance, contribution and accomplishments during the past fiscal year and the Company's financial performance. Neither the decision to award a bonus, nor the specific size of the incentive bonus, is based on any specific measure of corporate performance. In fiscal 2002, an incentive bonus was awarded to the Chief Financial Officer.

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

     Effective October 12, 1999, the Board adopted the 1999 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Plan provides for the issuance of up to 300,000 shares of the Company's Common Stock (as presently constituted) to existing directors and, in the case of extra service or duties, to prior directors. Options may be awarded in such amounts, at such times, at such exercise prices and on such other terms as the Board determines, subject to any limitations in the Plan. Unless otherwise designated, options vest uniformly over the year following the date of grant. The options, subject to earlier termination under the Plan or option grant, expire after the later of (i) five years after the date of grant or (ii) five years after termination as a director. In 2002, the Board did not grant any options to directors.

     Effective September 28, 2000, the Board and the stockholders of the Company approved the 2000 Employee Equity Incentive Plan ("Equity Incentive Plan"). A total of 882,800 shares of Common Stock were reserved for issuance under the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to attract and retain the services of key employees, directors, officers and consultants and to help such individuals realize a direct proprietary interest in the Company. In 2002, the Board issued options to purchase 515,000 shares at an exercise price of $0.42.

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

                                            Respectfully Submitted,
                                            Compensation Committee of
                                            International DisplayWorks, Inc.


                                            William H. Hedden
                                            Ronald Cohan
                                            Timothy Nyman

Employment Agreement

     In November 2002, the Company entered into an employment agreement with the Company's Chief Financial Officer, Ian Bebbington. The agreement has a term of two years expiring on October 31, 2004. Annual compensation is approximately $163,000, inclusive of the annual cost of $40,600 for leasehold accomodation. In the event of earlier termintion by the Company, the Company will be required to pay the balance of salary due until expiration and continue accommodation and schooling of Mr. Bebbington's children until the end of the current school year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

     The following table sets forth certain information as of January10, 2003, with respect to the beneficial ownership of our common stock for (i) each director, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Common Stock.

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


                                             Number of
         Name of Beneficial Owner            Shares(1)            Percent(2)
         ------------------------            ---------            ----------

         Stephen C. Kircher                 2,801,861(3)           14.1%
         William H. Hedden                     67,000(4)             *
         Anthony Genovese                   1,596,353(5)            8.2%
         Ronald Cohan                         156,000(6)             *
         Timothy Nyman                        338,664(7)            1.8%
         All directors and executive        5,061,878(8)           25.1%
          officers as a group
         (six persons)

-------------------
Footnotes:

*        Does not exceed 1% of the class.
(1) "Beneficial Ownership" is defined pursuant to Rule 13d-3 of the Exchange Act, and generally means any person who directly or indirectly has or shares voting or investment power with respect to a security. A person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of the security within 60 days, including, but not limited to, any right to acquire the security through the exercise of any option or warrant or through the conversion of a security. Any securities not outstanding that are subject to options or warrants shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by that person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.
(2) Based on 19,217,246 shares of the Company's Common Stock outstanding at January 10, 2003, plus that number of shares subject to options exercisable within 60 days of January 10, 2003, owned by each individual or group of individuals.
(3) Includes 2,079,000 shares, options to purchase 87,000 shares and warrants to purchase 435,861 shares in Mr. Kircher's name and 125,000 shares held by Capital Bay Securities, Inc. ("CBS") and warrants to purchase 75,000. CBS is a wholly owned subsidiary of Capital Bay Group ("CBG") and Mr. Kircher is a majority shareholder in CBG.
(4) Includes 30,000 shares held in the name of Mr. Hedden and 37,000 shares subject to options exercisable within 60 days after January 10, 2003.
(5) Includes 670,000 shares held in joint tenancy with Mr. Genovese's wife, Mrs. Sharon Genovese, 694,353 shares held by an individual retirement account for Anthony Genovese and 172,000 shares subject to options and 60,000 shares subject to warrants exercisable within 60 days after January 10, 2003.
(6) Includes 134,000 shares and options to purchase 22,000 shares exercisable within 60 days after January 10, 2003.
(7) Includes 316,664 shares and options to purchase 22,000 shares exercisable within 60 days after June 30, 2001.
(8) Includes 3,940,899 shares, options to purchase 325,000 shares and warrants to purchase 495,861 shares exercisable within 60 days after January 10, 2003 owned by the Directors and 50,000 share options to purchase 52,000 shares exercisable within 60 days after January 10, 2003 owned by Mr. Bebbington.

Equity Compensation Plan Information

Compensation Plan Table

     The following table provides aggregate information as of the end of the fiscal year ended October 31, 2002 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

        Plan category          Number of securities to be    Weighted-average exercise      Number of securities
                                issued upon exercise of        price of outstanding        remaining available for
                                  outstanding options,     options, warrants and rights     future issuance under
                                  warrants and rights                                     equity compensation plans
                                                                                            (excluding securities
                                                                                          reflected in column (a))
                                          (a)                           (b)                          (c)
  Equity compensation plans
approved by security holders           1,419,818                       $0.87                       835,452

  Equity compensation plans
  not approved by security               235,000                       $0.48                          -
           holders

            Total                      1,654,848                       $0.87                       835,452

     A description of the equity compensation plans approved by the stockholders can be found in Note 11 to the Financial Statements.

Equity Compensation Plans Not Approved by Security Holders

     The Board has granted 235,000 options that are not part of compensation plans approved by the security holders. There are 150,000 share options granted in the fiscal 2001 to the Company's former President and Director at an exercise price of $.050, 50,000 share options granted to a Director in fiscal 1999 at an exercise price of $0.75, 25,000 and 10,000 share options granted to a Director in fiscal 2000 at an exercise price of $0.78 and $0.75 respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 20, 2002 loan notes to the Company from Directors and Officers and parties related to a Director of the Company totaling $474,304 had their due dates extended for one year by the holders to December 31, 2003.

     On August 30, 2001, the Company's Vice-Chairman and Chief Technology Officer loaned the Company $150,000 and was granted warrants to purchase 30,000 shares of common stock at $.36 per share expiring August 29, 2006.

     On October 15, 2001, a party related to the a member of the Company's Board of Directors agreed to assume the loan to the Company of $100,000 from a former Director of the Company and to extend the repayment date until October 15, 2001. For the extension, the Company granted a warrant to purchase 20,000 shares of common stock at $0.36 per share expiring November 1, 2006.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-K.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     The following documents are filed as part of this report:

         1.     Financial Statements (see Item 8.)

                o Report of Independent Public Accountants (Grant Thornton, Hong Kong)
                o     Report  of  Independent  Public  Accountants (Perry-Smith,
                      LLP)
                o Consolidated Balance Sheets - October 31, 2002 and October 31, 2001
                o Consolidated Statements of Operations - Year Ended October 31, 2002, ten months ended October 31, 2001 and year ended December 30, 2000.
                o Consolidated Statements of Stockholders' Equity - Year Ended October 31, 2002, ten months ended October 31, 2001 and year ended December 30, 2000.
                o Consolidated Statements of Cash Flows - Years Ended October 31, 2002, ten months ended October 31, 2001 and year ended December 30, 2000.
                o     Notes to Consolidated Financial Statements

         2.     Financial Statement Schedules

                o Schedule II - Valuation and Qualifying Accounts (accounts not required or not material have been omitted)

         3.     Exhibits

                See Exhibit Index.

         (b)    Reports on Form 8-K

                The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         Date of Event Reported             Item Reported
         ----------------------             -------------

         None filed

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL DISPLAYWORKS, INC.,
                                    A Delaware corporation


Dated: January 27, 2003             By: /S/ STEPHEN C. KIRCHER
       ----------------                 ----------------------------------------
                                        Stephen C. Kircher,
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

     Pursuant to the requirements of the Securities Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    INTERNATIONAL DISPLAYWORKS, INC.,
                                    A Delaware corporation


Dated: January 27, 2003             By: /S/ STEPHEN C. KIRCHER
       ----------------                 ----------------------------------------
                                        Stephen C. Kircher,
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)



Dated: January 27, 2003             By: /S/ ANTHONY GENOVESE
       ----------------                 ----------------------------------------
                                        Anthony Genovese,
                                        Vice-Chairman and Chief Technology
                                        Officer



Dated: January 28, 2003             By: /S/ WILLIAM H. HEDDEN
       ----------------                 ----------------------------------------
                                        William H. Hedden, Director



Dated: January 24, 2003             By: /S/ RONALD A. COHAN
       ----------------                 ----------------------------------------
                                        Ronald Cohan, Director



Dated: January 24, 2003             By: /S/ TIMOTHY NYMAN
       ----------------                 ----------------------------------------
                                        Timothy Nyman, Director

Dated: January 28, 2003             By: /S/ IAN BEBBINGTON
       ----------------                 ----------------------------------------
                                        Ian Bebbington,
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                  CERTIFICATION

I, Stephen C. Kircher, Chief Executive Officer for International DisplayWorks, Inc., certify that:

1.  I  have  reviewed   this  annual  report  on  Form  10-K  of   International
DisplayWorks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 27, 2003              By: /S/ STEPHEN C. KIRCHER
       ----------------                 ----------------------------------------
                                        Stephen C. Kircher
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                  CERTIFICATION

I, Ian Bebbington, Chief Financial Officer for International DisplayWorks, Inc., certify that:

1.  I  have  reviewed   this  annual  report  on  Form  10-K  of   International
DisplayWorks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 27, 2003             By: /S/ IAN BEBBINGTON
       ----------------                 ----------------------------------------
                                        Ian Bebbington
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

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

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

                        INTERNATIONAL DISPLAYWORKS, INC.

                                  EXHIBIT INDEX


Exhibit No.                                                      Description

   2.1 Agreement and Plan of Merger merging Morrow Snowboards, Inc. into Granite Bay Technologies, Inc. (1)
   2.2 Agreement and Plan of Merger merging Granite Bay Technologies, Inc. into International DisplayWorks, Inc.(2)
   3.1     Certificate of Incorporation (2)
   3.2     Bylaws38
   4.2 Securities Purchase Agreement dated October 31, 1997 among the Registrant, Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and the security holders of Westbeach Snowboard Canada Ltd. listed therein (6)
  10.1     Forms of Warrant (3)
  10.2 Morrow Snowboards, Inc. Employee Equity Incentive Plan as amended and restated February 13, 1997 (4)
  10.3     Form of Nonqualified Stock Option Agreement (3-4)
  10.4     Form of Incentive Stock Option Agreement (3-4)
  10.5     Form of Indemnification Agreement (3-4)
  10.6     Stock Option Plan for Non-Employee Directors (3-4)
  10.7 Securities Purchase Agreement dated October 31, 1997 among the Registrant, Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and the Security holders of Westbeach Snowboard Canada Ltd. listed therein (6)
  10.8 Guarantee and Postponement of Claim by Morrow Westbeach Canada ULC in favor of Foothill Capital Corporation dated as of May 7, 1998 (as assigned to Capitol Bay Management, Inc.) (19)
  10.9 Intellectual Property and Security Agreement dated as of May 7, 1998, between Morrow Snowboards, Inc. and Foothill Capital Corporation (as assigned to Capitol Bay Management, Inc.)(19)
  10.10 General Security Agreement dated as of May 7, 1998, between Morrow Westbeach Canada ULC and Foothill Capital Corporation (as assigned to Capitol Bay Management, Inc.)(19)
  10.11 Security Agreement-Stock Pledge dated as of May 7, 1998, between Morrow Snowboards, Inc. and Foothill Capital Corporation (as assigned to Capitol Management, Inc.)(19)
  10.12 Assignment and Acknowledgment Agreement dated May 7, 1999, between Capitol Bay Management, Inc. and Foothill Capital Corporation, the Registrant and Westbeach Snowboard U.S.A. Inc.(19)
  10.13 Acquisition Agreement dated as of March 26, 1999, by and between K2 Acquisitions, Inc. and the Registrant (10)
  10.14 Memorandum of Understanding between Capitol Bay Management, Inc. and the Company (11)
  10.15 Payment Agreement effective June 17, 1999 among Morrow Snowboards, Inc., certain Petitioning Creditors named therein and Robert K. Morrow, Inc., a Disbursing Agent for the Petitioning Creditors (12)
  10.16 Promissory Note dated August 25, 1999, given by Morrow Snowboards, Inc. to Dennis and Carol Pekkola (12)
  10.17 Trust Deed dated August 25, 1999, given by Morrow Snowboards, Inc. to Robert Smejkel, as Trustee, with Dennis and Carol Pekkola as beneficiaries (13)
  10.18 Subordination Agreement dated August 25, 1999, among Morrow Snowboards, Inc., Robert K. Morrow, as Escrow Agent for certain creditors of the Company and the Pekkolas (13)
  10.19 Morrow Snowboards, Inc. 1999 Stock Option Plan for Non-Employee Directors (14)
  10.20 Asset Purchase Agreement dated as of November 12, 1999, among Westbeach Canada ULC and Westbeach Sports Inc.(15)
  10.21 General Assignment dated as of November 12, 1999, among Westbeach Canada ULC and Westbeach Sports Inc.(15)
  10.22 Assignment of Lease and Consent among Westbeach Canada ULC, Westbeach Sports Inc. and Western Immo Holdings, Inc. dated as of November 12, 1999 (15)
  10.23 Assignment of Lease and Consent among Westbeach Canada ULC, Westbeach Sports Inc. and Welf Arne Von Dehn dated as of November 12, 1999 (15)
  10.24 Bill of Sale between Westbeach Canada ULC and Westbeach Sports Inc. dated as of November 12, 1999 (15)
  10.25    Letter from Arthur Andersen, LLP dated January 24, 2000 (16)
  10.26 Placement Agent Agreement dated January 13, 2000, between Morrow Snowboards, Inc. and Capitol Bay Securities, Inc (17)
  10.27 Securities Purchase Agreement effective as of January 31, 2000, among Morrow Snowboards, Inc. and the Sellers (18)
  10.28 Sale and Purchase Agreement February 1, 2000 among Vikay Industrial (Hong Kong) Ltd. and International DisplayWorks, Inc. (19)
  10.29 Supplemental Deed and Charge dated February 1, 2000, between International DisplayWorks (Hong Kong) Ltd. and International DisplayWorks, Inc., as Chargors, and Vikay Industrial Ltd. (in Judicial Management) and Vikay Industrial (Hong Kong) Ltd. as Chargees (18)
  10.30    2000 Equity Incentive Plan for Non-Employee Directors (21)

  10.31    Stock Option Agreements [Form of} (22)
  10.32    Equity Incentive Plan (21)
  10.33    Employment Contract with Ian Bebbington
   23.1    Consent of Auditor (Grant Thornton)
   23.2    Consent of Auditor (Perry Smith)
     99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 for the Sarbanes-Oxley Act of 2002

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

(16) Incorporated by reference from the Company's Current Report on Form 8-K dated January 14, 2000 (File No. 0-27002).

(17) Incorporated by reference from the Company's Current Report on Form 8-K dated January 31, 2000 (File No. 0-27002).

(18) Incorporated by reference from the Company's Current Report on Form 8-K dated January 31, 2000 (File No. 0-27002).

(19) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 1, 2000 (File No.0-27002).

(20) Incorporated by reference from the Company's Proxy Statement for the meeting held on September 28, 2000 (File No. 707647).

(21) Incorporated by reference from the Company's current report on Form 8-K filed October 15, 1999 (File No. 000-27002).

(22) Incorporated by reference from the Company's current report on Form S-8 effective May 1, 2002 (File No. 333-87296).