Form 10-Q
period 2003-01-31
INTERNATIONAL DISPLAYWORKS INC
filed 2003-03-13
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's Common Stock, no par value, as of February 24, 2003 was 19,318,246.

                        INTERNATIONAL DISPLAYWORKS, INC.



INDEX


Part 1 Financial Information                                         Page Number
                                                                     -----------

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at January 31, 2003 and October 31, 2002..............3

         Statements of Operations for the
         Three months ended January 31, 2003 and January 31, 2002.............4

         Statements of Cash Flows for the
         Three months ended January 31, 2003 and January 31, 2002.............5

         Notes to Financial Statements........................................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation........................11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........15

Item 4.  Controls and Procedures.............................................16


Part II  Other Information

Item 1.  Legal Proceedings...................................................16

Item 2.  Changes in Securities...............................................16

Item 3.  Default Upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5.  Other Information...................................................17

Item 6.  Exhibits and Reports on Form 8-K................................... 17

Signatures...................................................................18

Certifications...............................................................19

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                -----------------------    -------------------------
                                ASSETS                               January 31,                 October 31,
                                ------
                                                                         2003                        2002
                                                                -----------------------    -------------------------
Current assets:


     Cash and cash equivalents                                  $       824                 $             1,556
     Accounts receivable,
         net of allowance for doubtful accounts of $341 and
         $341                                                         2,836                               3,064

     Inventories                                                      1,691                               1,460
     Prepaid expense                                                    470                                 538
                                                                -----------------------    -------------------------

        Total current assets                                          5,821                               6,618
                                                                -----------------------    -------------------------

Property and equipment at cost, net                                   5,131                               5,197
                                                                -----------------------    -------------------------

        Total assets                                             $   10,952                 $            11,815
                                                                =======================    =========================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                            $    3,063                 $             3,070
     Accrued liabilities                                                840                               1,365
     Current portion of long term debt - related parties                140                                 150
     Current portion of long term debt                                1,195                               1,508
                                                                -----------------------    -------------------------

        Total current liabilities                                     5,238                               6,093

Long-term debt, net of current portion - related parties                424                                 474

Long-term debt, net of current portion                                  806                                 806
                                                                -----------------------    -------------------------

        Total liabilities                                             6,468                               7,373
                                                                -----------------------    -------------------------
Commitments and contingencies

Shareholders' equity
     Preferred stock, no par, 10,000,000 shares authorized
       no shares issued or outstanding                                    -                                   -
     Common stock, no par, 40,000,000 shares authorized,
        19,318,246 and 19,217,246 shares issued and
        outstanding at January 31, 2003 and October 31, 2002
        respectively                                                 41,232                              41,216

     Accumulated deficit                                            (36,819)                            (36,845)
     Cumulative translation adjustment                                   71                                  71
                                                                -----------------------    -------------------------
        Total shareholders' equity                                    4,484                               4,442
                                                                -----------------------    -------------------------
        Total liabilities and shareholders' equity               $   10,952                 $            11,815
                                                                =======================    =========================

                 See accompanying notes to financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except Share and per share data)

                                                                                         Periods Ended
                                                                           -------------------------------------------
                                                                            January 31, 2003        January 31, 2002
                                                                           ------------------- --- -------------------

Net sales
Cost of goods sold                                                          $         5,121         $        4,611
     Gross profit                                                                     3,629                  3,456
                                                                           -------------------     -------------------
                                                                                      1,492                  1,155
Operating expenses:
     General and administrative                                                         754                    841
     Selling, marketing and customer service                                            503                    349
     Engineering, advanced design and
       product management                                                               146                    148
                                                                           -------------------     -------------------
                              Total operating expenses                                1,403                  1,338
                                                                           -------------------     -------------------

                              Operating income (loss)                                    89                   (183)
                                                                           -------------------     -------------------
Other income (expense):
     Interest expense                                                                   (82)                  (181)
     Other income                                                                        18                     65
                                                                           -------------------     -------------------
                              Total other income (expense)                              (64)                  (116)
                                                                           -------------------     -------------------
                              Income (Loss)  from continuing operations
                              before income taxes                                        25                   (299)

                              Provision for income taxes                                  -                      -
                                                                           -------------------     -------------------
                              Net income  (loss)                                         25                   (299)
                                                                           ===================     ===================

Basic and diluted loss per common share                                     $         (0.00)        $        (0.02)
                                                                           ===================     ===================
Weighted average common shares
     outstanding basic and diluted                                               19,246,253             19,321,213
                                                                           ===================     ===================

                           See accompanying notes to financial statement

                               INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                                 Year to date
                                                                ------------------------------------------------
                                                                    January 31,                January 31,
                                                                       2003                       2002
                                                                --------------------      ----------------------
Cash flows from operating activities:

      Net income (loss)                                          $           25             $          (299)
      Adjustments to reconcile net loss to net cash provided
           by (used in) operating activities:
                 Depreciation                                               206                         278
                 Amortization of goodwill                                     -                         108
                 Loss (income) on foreign currency translation                                            3
                                                                --------------------      ----------------------
                                                                            231                          90

                 Changes in operating assets and liabilities,
                 net of business combinations
                         (Increase) decrease in:
                             Accounts receivable                            228                         360
                             Inventories                                   (231)                         65
                             Prepaid expenses and other
                             current assets                                  69                          94
                             Accounts payable                                (7)                        371
                             Accrued liabilities                           (525)                        (45)
                                                                --------------------      ----------------------
                                Net cash provided by (used
                                in) operating activities                   (235)                        935
Cash flows from investing activities:
      Acquisitions of property, plant and equipment                        (140)                        (51)
                                                                --------------------      ----------------------
                                Net cash used in investing
                                activities                                 (140)                        (51)
Cash flows from financing activities:
      Proceeds from issuance of common stock                                 16                           -
      Payments on  debt - related parties                                   (10)                          -
      Payments on  debt                                                    (363)                       (323)
                                                                --------------------      ----------------------
           Net cash provided by (used in) financing activities             (357)                       (323)

Increase (decrease) in cash and cash equivalents                           (732)                        561
Cash and cash equivalents at beginning of period                          1,556                         982
                                                                --------------------      ----------------------
Cash and cash equivalents at end of period                       $          824            $          1,543
                                                                ====================      ======================

                 See accompanying notes to financial statements

                  INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of International DisplayWorks, Inc., and its subsidiaries (collectively referred to as the "Company" or IDW"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the 2003 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

     The accompanying consolidated balance sheet at October 31, 2002, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.


2.   ORGANIZATION

     The Companay incorporated in the State of Delaware, is headquartered in Rocklin, California.

     The Company is engaged in the design, manufacture and worldwide distribution of liquid crystal displays (LCDs), modules, and assemblies for major original equipment manufacturers (OEMs) applications in telecommunication, automotive, industrial, medical, and consumer products.

     The Company manufactures its products through its wholly owned subsidiaries MULCD Microelectronics Company Ltd. ("MULCD") and IDW Shenzhen Technology Development Company, Ltd. ("IDWT") collectively the "PRC Companies" which are owned by International DisplayWorks (Hong Kong) Ltd. ("IDWHK") a wholly owned subsidiary of IDW.

     During the quarter ended January 31, 2003 and since the acquisition of the PRC companies on February 1, 2000, the Company has operated in a single business segment of electronic equipment and parts.

     Going Concern

     In the three months ended January 31, 2003, the Company generated net income of $25,000 compared to losses of $299,000 for the three months ended January 31, 2002, which included an amortization charge for goodwill of $108,000. There are no amortization charges for the quarter ended January 31, 2003 as all remaining goodwill was written off at the end of fiscal 2002.

     Liquidity remains tight with maturities of long-term debt falling due in fiscal 2003 of $1,335,000 upon which the Company has not yet concluded negotiations for rollover or extension. IDWT must invest, by way of appropriate capital expenditures, $1,779,000 to comply with the investment conditions under which its business license was granted. The planned future expansion of IDW and its subsidiaries has $2,400,000 of planned capital expenditures in fiscal 2003 to enhance existing production capabilities, assure product quality and reduce costs. Execution of this plan would satisfy the $1,779,000 required to comply with the business license conditions of IDWT. In addition, IDW may require additional working capital to fund revenue growth and opportunities in fiscal 2003.

     The Company believes that it has developed a viable plan to address these issues through general operations and sales, and that its plan will enable the Company to continue as a going concern for the next twelve months. The plan includes the realization of revenues from the sale of products, the consummation of debt or equity financing and the reduction of certain operating expenses as required. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve its sales projections or obtain additional financing or that such events will be on terms favorable to the Company.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result should the Company be unable to continue as a going concern. Management believes, based on current forecasts of projected order volumes that it will be successful in extending, rolling over or replacing its current long term debt as it falls due and that the Company will generate sufficient liquidity from operations, such that it will be able to sustain the Company's operating needs in fiscal year 2003. Further, in the event of a shortfall, management believes that it has the ability to raise additional equity capital and/or debt financing and ability to cut operating costs. However, there can be no assurances that the Company will be successful in raising additional capital.

3.   INVENTORY

     Inventories consisted of the following (in thousands):

                                       January 31, 2003       October 31, 2002
                                       -------------------    ------------------
        Finished goods                  $           222        $           165
        Work-in-progress                            341                    250
        Raw materials                             1,497                  1,414
        Less: reserve for
          obsolete inventory                       (369)                  (369)
                                       -------------------    ------------------
        Total inventory                 $         1,691        $         1,460
                                       ===================    ==================

4.   PREPAID EXPENSES

     Prepaid expenses and other current assets consisted of the following (in thousands):

                                         January 31, 2003      October 31, 2002
                                        -------------------    -----------------
        Prepaid expenses                $          168         $          206
        Advances to suppliers                       87                    172
        PRC - VAT tax refund                       150                    135
        Other                                       65                     25
                                        -------------------    -----------------
        Total prepaid expenses          $          470         $          538
                                        ===================    =================

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                         January 31, 2003       October 31, 2002
                                         ----------------       ----------------
        Land and buildings                $       1,185         $        1,185
        Furniture, fixtures and equipment         1,837                  1,837
        Machinery                                 4,859                  4,720
        Leasehold improvements                       83                     83
                                         ----------------       ----------------
                                                  7,964                  7,825

        Less accumulated depreciation            (2,833)                (2,628)
                                         ----------------       ----------------
        Net property, plant and equipment $       5,131         $        5,197
                                         ================       ================

6.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                             January 31, 2003   October 31, 2002
                                             ----------------   ----------------

     Accrued payroll and related liabilities   $       296      $       523
     Accrued staff hostel expenses                      99              247
     Accrued inventory purchases                       140              165
     Accrued PRC government management fees             43              115
     Accrued commissions                               111              102
     Other accrued liabilities                         151              213
                                             ----------------   ----------------

                 Total accrued liabilities     $       840      $     1,365
                                             ================   ================

7.   LONG TERM DEBT

     Maturities of long-term debt are as follows:

    Year Ending
    October 31,               Related parties            Third parties                   Total
---------------------   ------------------------    ---------------------    --------------------
        2003            $                 140       $            1,195       $           1,335
        2004                              424                      403                     827
        2005                                -                      403                     403
                        ------------------------    ---------------------    --------------------
       Totals           $                 564       $            2,264       $           2,565
                        ========================    =====================    ====================

     On February 27, 2003, related parties agreed to extend the due date of $524,000 of notes payable falling due on December 31, 2003 to June 30, 2004.


8.   STOCKHOLDERS' EQUITY

     Stock Option Plans

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change of the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The expanded annual disclosure requirements and transition provisions are effective for fiscal years ending after December 15, 2002. The Company is required to adopt SFAS No. 148 for its fiscal year beginning November 1, 2002. Management does not expect the adoption of SFAS No. 148 to have a material effect on the Company's financial position, results of operations, or cash flows.

     At January 31, 2003, the Company has two stock-based employee compensation plans and one non-employee and director stock-based compensation plan. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and the related interpretations. Stock-based employee compensation costs are not reflected in net income when options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

     During the quarter ended January 31, 2003, 92,000 options were granted at a price equal to market value at the date of grant, 130,000 options were cancelled or expired, and no options were exercised under the employee stock option plans.

     The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                -------------------------------
                                                     Three Months Ended
                                                         January 31,
                                                -------------------------------
                                                      2003            2002
                                                ----------------  -------------
Net income (loss) as reported                          25             (299)

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards.                                       (12)             (33)
                                                ----------------  -------------
Pro forma net income (loss)                            13             (332)
                                                ================  =============

Earnings per share:
Basic and diluted - as reported                   $  0.00            (0.02)
                                                ================  =============
Basic and diluted - pro forma                     $  0.00         $  (0.02)
                                                ================  =============


     Common Stock Shares Issued

     During the three months ended January 31, 2003, the Company issued 100,000 shares of common stock as compensation to an outside consultant. The shares were issued at $0.16, fair market value on the date of issue. The Company also issued 1,000 shares of common stock as a retirement gift to an employee. The shares were issued at $0.15, fair market value on the date of issue. The value of the shares was charged to expense in both cases.

9.   SEGMENT AND GEOGRAPHIC INFORMATION

     The Company produces displays and display modules for the end products of OEM manufacturers and hence operates in one segment. However, the Company has two major geographic territories where it sells and distributes essentially the same products. These are the United States, and Hong Kong (including China). The following represents geographical data for continuing operations (in thousands):

     Revenues for Three Months Ended:           January 31,      January 31,
                                                   2003             2002

     United States                              $  1,991         $   2,834
     Hong Kong (including China)                   2,453             1,658
     Other                                           677               119
                                                ------------     ------------
                                                $  5,121         $   4,611
                                                ============     ============

     "Long Lived" Assets
                                                January 31,      October 31,
                                                   2003             2002

     United States                              $    149         $     162
     Hong Kong (including China)                   4,982             5,035
                                                ------------     ------------
                                                $  5,131         $   5,197
                                                ============     ============

10.  EMPLOYMENT CONTRACT

     In November 2002, the Company entered into an employment agreement with one of its officers. The agreement has a term of two years expiring on October 31, 2004. Annual compensation is approximately $163,000 inclusive of the annual cost of $40,600 housing accommodation. The agreement has severance provisions should the Company elect to terminate the agreement early.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Accounting  for  Acquisition  of   International   DisplayWorks,   Inc.,   MULCD
Microelectronics Company Ltd., and IDW Shenzhen Technology Development company, Ltd.


     As previously  disclosed in the  Company's  prior  reports,  on January 31,
2000, the Company acquired 100% of the outstanding shares of International DisplayWorks, Inc., ("IDW") a Delaware corporation, through the issuance of
2,680,000 shares of common stock (it subsequently merged with this newly acquired subsidiary and assumed its name). On February 1, 2000, IDW through its wholly owned subsidiary, International DisplayWorks (Hong Kong) Ltd. ("IDW HK"), acquired 100% of the shares of MULCD Microelectronics Company Ltd. ("MULCD") and IDW Shenzhen Technology Development Company, Ltd. ("IDWT"). MULCD and IDWT were and continue to be engaged in the manufacturing and assembly of LCDs and modules in the Peoples Republic of China ("PRC Companies"). The PRC Companies manufacture LCDs and assemblies for markets in the USA, Europe and Far East. Acquisition of the PRC Companies required a total payment of approximately $8,481,000 giving rise to goodwill of $6,474,000. $1,187,000 was amortized through the period ended October 31, 2002 over 15 years (with an annual charge of $432,000) and the balance written off on October 31, 2002 as an impairment charge. The acquisitions of IDW and the PRC Companies were treated as separate transactions and both were accounted for using the purchase method of accounting. In October 2002, the Company recorded a goodwill impairment of $5,287,000, which eliminated all remaining goodwill of the Company. Goodwill was determined to have been impaired because the Company incurred losses of $1,385,000 (before goodwill and long-lived asset impairment charges), $2,571,000 and $4,080,000 in fiscal periods ended October 31, 2002, October 31, 2001 and December 30, 2000 and has $1,658,000 of debt falling due within one year. These conditions caused management to commission an independent valuation of the goodwill under the provisions of SFAS No. 121 and evaluate the carrying value of certain long-lived assets. Goodwill was determined to be totally impaired and the carrying value of certain long-lived assets to also be impaired. The charge to write off these impairments was included as a component of operating expenses in fiscal 2002.

Forward-Looking Statements

     This report contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management, including without limitation, the Company's subsidiaries, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers to consider the important factors, among others, that in some cases have affected and in the future could affect the Company's actual results and could cause actual consolidated results for fiscal year 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the Company's change in business lines, the ability to obtain capital and other financing in the amounts and times needed, realization of forecasted income and expenses by the PRC Companies (as defined herein), initiatives by competitors, price pressures, changes in the political climate for business in the People's Republic of China, the loss of one or more of our significant customers, and other risk factors listed from time to time in the Company's SEC reports including in particular, the factors and discussion in the Company's Form 10-K for the year ended October 31, 2002 and risk factors listed below.


     Other factors, many of which could be beyond the IDW's control, include the following:

          o IDW's ability to maintain sales, including sales of higher margin products, and sales in Far East, Europe and the United States;

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

          o IDW's ability to maintain costs on long-term contracts at a fixed selling price.

Overview

The Company designs and manufactures a wide range of display products. The display company, MULCD, produces the LCDs. The electronics company, IDWT, designs and manufactures customized LCD modules adding value to the basic displays with electronics, keypads, interface circuitry, back lighting and mounting hardware. IDWT also produces assemblies without LCDs and has production and design capability in module processes, including chip-on-glass ("COG"), surface mount technology ("SMT"), chip-on-board ("COB"), tape automated bonding ("TAB"), keypads and back lighting.

     A wide variety of factors will affect the Company's future operating results and could adversely impact its net sales and profitability. Significant factors in IDW's success will be its ability to establish and maintain design and manufacturing relationships with key OEM customers that will generate sufficient orders at sufficient margins to increase revenues and profitability. Although the Company's products are incorporated in a wide variety of communications, consumer and appliance products, most of the Company's total sales in the quarter ending January 31, 2003 were for display modules used in the consumer appliance industry.

     A slowdown in demand for types of products that utilize the Company's devices as a result of economic or other conditions and the market served by the Company or other factors could adversely affect the Company's operating results. The Company's products are sold into a market characterized by increasingly rapid product turnaround, increasingly shorter lead times, product obsolescence, order cancellation and other factors that make it difficult to forecast future orders, production and personnel needs and other resource requirements with a high level of certainty. The Company's ability to anticipate such factors and respond to them in a timely fashion will affect its ability to utilize its manufacturing capacity effectively, maintain a proper product mix and avoid downtimes due to product conversions and other factors. Such uncertainty also creates difficulties in maintaining adequate supplies of raw materials to meet shifting customer needs and customer orders placed on short notice.

Results of Operations

Comparison of the Three Months Ended January 31, 2003 and January 31, 2002.

     Continuing Operations - The Company's continuing operations consist of the International DisplayWorks, Inc. a Delaware Corporation (IDW), International DisplayWorks (Hong Kong) Limited (IDWHK) and IDW Technology (Shenzhen) Co., Ltd.
(IDWT) MULCD Microelectronics (Shenzhen) Co., Ltd. (MULCD), collectively the PRC Companies, which manufacture and distribute liquid crystal displays and assemblies.

     Net Sales - Net sales were $5,121,000 and $4,611,000 for the quarters ended January 31, 2003 and 2002 respectively, an increase of 11%. The increase can be attributed primarily to an increase in production for the Company's largest customer. This customer accounted for 40% and 32% of the Company's net sales in the quarter ended January 31, 2003 and 2002 respectively.

     Cost of Goods Sold - Cost of sales were 71% and 75% of net sales for the quarters ended January 31, 2003 and 2002 respectively. Approximately 2% of the decrease is attributed to the release of a supplier accrual no longer owed by the Company. Without this adjustment cost of sales would have been 73% and 75% for the quarters ended January 31, 2003 and 2002 respectively. The remaining decrease can be attributed to the Company's ability to maintain yields, the continued focus on cost reduction, and absorption of fixed overhead over a larger sales base.

     General and Administrative - General and Administrative expenses decreased 10% to $754,000 from $841,000 for the quarters ended January 31, 2003 and 2002 respectively. The primary reason for the decrease is the elimination of amortization expense related to the goodwill which was written off at the end fiscal 2002. Significant elements of this expense include employee related expenses of $378,000, professional fees of $49,000, rent, telephone and utilities of $44,000, insurance of $52,000, and local PRC government fees of $49,000 for the quarter ended January 31, 2003.

     Selling, Marketing and Customer Service - Selling, Marketing and Customer Service expenses increased to $503,000 from $349,000 for the quarters ended January 31, 2003 and 2002 respectively, an increase of 44%. Significant elements of this expense consist of employee related expenses of $193,000, trade show expense of $36,000, commission expense of $128,000, rent of $16,000, and travel related costs of $36,000 for the quarter ended January 31, 2003. Significant elements contributing to the increase in this expense category were due to the additional sales staff and participation in trade shows, both domestically and in Europe to better position the Company for growth in fiscal 2003.

     Engineering Advanced Design and Project Management - Engineering, advanced design and project management expenses were $146,000 and $148,000 for the quarters ended January 31, 2003 and 2002 respectively, a decrease of 1%. Significant elements of this expense include employee related expenses of $138,000 and $4,000 for travel and related costs.

     Operating Expenses - Operating expenses consist of general and administrative, selling, marketing, customer service, and engineering. Operating expenses increased 5% to $1,403,000 from $1,338,000 for the quarters ended January 31, 2003 and 2002 respectively. As a percentage of sales, operating expenses were 27% and 29% for the quarters ended January 31, 2003 and 2002 respectively, a decrease of 2%. Significant elements contributing to the increase in operating expenses were an increase in selling expenses due to the additional sales staff and participation in trade shows, both domestically and in Europe to better position the company for growth in fiscal 2003.

     Interest Expense - Interest expense decreased 55% to $82,000 from $181,000 for the quarters ended January 31, 2003 and 2002 respectively. The decrease can be attributed to the reduction in amortization of warrant costs related to financing activities and debt retirement.

     Net Income (Loss) - The net income was $25,000 ($0.00 per share) for the quarter ended January 31, 2003 and the net loss was $299,000 ($0.02 per share) for the quarter ended January 31, 2002. The primary reasons for the improvement are increase in sales, increase in gross profit, and decrease in amortization and interest expenses.

Liquidity and Capital Resources

     The Company requires capital to repay certain existing fixed obligations, and to provide for additional working capital and investment in capital equipment if it is to grow in accordance with its plan. As discussed below, the Company intends to generate working capital to implement its current Business Plan, but may require additional debt and/or equity to refinance its borrowing and capital expenditure program.

     The Company generated net income from continuing operations of $25,000 during the three months ended January 31, 2003 and had an accumulated deficit of $36,819,000, of which $23,773,000 is from discontinued operations. The Company has shown a negative cash flow from operations in the quarter ended January 31, 2003 and a positive cash flow from operations in the fiscal year ended October 31, 2002.

     Net cash used in operating activities was $235,000 for the quarter ended January 31, 2003. Cash provided by operating activities for the quarter ended January 31, 2003 was $231,000 due to decreases in accounts receivable of $228,000, increases in inventories of $231,000, decreases in prepaid expenses of $69,000, decreases in accounts payable of $7,000 and decreases in accrued liabilities of $525,000.

     Net cash used in investing activities for the quarter ended January 31, 2003 was $140,000 in capital expenditures for property and equipment.

     Net cash used in financing activities for the quarter ended January 31, 2003 was $357,000 consisting primarily of payments on long-term debt.

     Liquidity remains tight with maturities of long-term debt falling due in fiscal 2003 of $1,335,000 upon which the Company has not yet concluded negotiations for rollover or extension. IDWT must invest, by way of appropriate capital expenditures, $1,779,000 to comply with the investment conditions under which its business license was granted. The planned future expansion of the Company and its subsidiaries has $2,400,000 of planned capital expenditures in fiscal 2003 to enhance existing production capabilities, assure product quality reduce costs. Execution of this plan would satisfy the $1,779,000 required to comply with the business license conditions of IDWT. In addition, the Company may require additional working capital to fund revenue growth and opportunities in fiscal 2003.

     The Company believes that it has developed a viable plan to address these issues through general operations and sales, and that its plan will enable the Company to continue as a going concern for the next twelve months. The plan includes the realization of revenues from the sale of products, the consummation of debt or equity financing and the reduction of certain operating expenses as required. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve its sales projections or obtain additional financing or that such events will be on terms favorable to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

     The Company's principal exposure to interest rate changes is on the factoring lines which are based on prime rates in the US and Hong Kong. Interest on other financial obligations is fixed for the duration of the obligation.

Foreign Currency Exchange Risk

     IDW derives the majority of its revenues in U.S. and Hong Kong dollars. The Hong Kong dollar remained "pegged" to the U.S. dollar in the quarter ended January 31, 2003.

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

     The Company has long-term debt, repayable in installments over three years, of RMB 10 million (US$ 1.2 million at current exchange rates), designated in RMB. An increase in the value of the RMB against the US dollar would result in a translation loss in US dollar terms which would be realized as US dollars from sales revenues are utilized to meet the repayment obligation.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-Q.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time the Company is subject to exposure to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any such current actions will not materially affect the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

     During the first quarter ended January 31, 2003, the Company issued 100,000 shares of common stock at $0.16 per share to a consultant in exchange for services rendered to the Company. There were no broker or placement agents in this transaction. This issuance of the common stock was made in a private placement in reliance upon the exemptions from registration provided under
Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and a comparable exemption for sales to "accredited" investors under state securities laws. The issuance was made to an accredited investor as defined in Rule 501(a) under the Securities Act, no general solicitation was made by the Company or any person acting on our behalf, the securities were subject to transfer restrictions and contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         -NONE-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         -NONE-

ITEM 5.  OTHER INFORMATION

     On February 27, 2003 related parties agreed to extend the due date of $524,000 of notes payable falling due on December 31, 2003 to June 30, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -
         99.1 Certification of Chief Executive and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)      Form 8-K - None

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        INTERNATIONAL DISPLAYWORKS, INC.



Date:  March 11, 2003                /S/ IAN N. BEBBINGTON
       --------------                -------------------------------------------
                                     Ian N. Bebbington, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                     Financial Officer)