Form 10-Q
period 2003-04-30
INTERNATIONAL DISPLAYWORKS INC
filed 2003-06-16
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's Common Stock, no par value, as of June 9, 2003 was 19,318,246.

                        INTERNATIONAL DISPLAYWORKS, INC.



INDEX


Part 1 Financial Information                                         Page Number
                                                                     -----------

Item 1.  Financial Statements (Unaudited):

           Balance Sheets at April 30, 2003 and October 31, 2002..............3

           Statements of Operations for the
           Three and Six months ended April 30, 2003 and April 30, 2002.......4

           Statements of Cash Flows for the
           Three and Six months ended April 30, 2003 and April 30, 2002.......5

           Notes to Financial Statements......................................6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation......................12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........16

Item 4.  Controls and Procedures.............................................17


Part II  Other Information

Item 1.  Legal Proceedings...................................................17

Item 2.  Changes in Securities...............................................18

Item 3.  Default Upon Senior Securities......................................18

Item 4.  Submission of Matters to a Vote of Security Holders.................18

Item 5.  Other Information...................................................18

Item 6.  Exhibits and Reports on Form 8-K....................................18

Signatures...................................................................19

Certifications...............................................................20

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                            ----------------    -----------------
                                      ASSETS                                   April 30,          October 31,
                                      ------
                                                                                 2003                 2002
                                                                            ----------------    -----------------
Current assets:
                                                                             $   698             $   1,556
     Cash and cash equivalents
     Accounts receivable,
         net of allowance for doubtful accounts of $397 and $341               2,765                 3,064

     Inventories                                                               1,522                 1,460

     Prepaid expense                                                             698                   538
                                                                            ----------------    -----------------


        Total current assets                                                   5,683                 6,618
                                                                            ----------------    -----------------


Property and equipment at cost, net                                            4,974                 5,197
                                                                            ----------------    -----------------

        Total assets                                                         $10,657             $  11,815
                                                                            ================    =================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
     Accounts payable                                                        $ 3,328             $   3,070
     Accrued liabilities                                                       1,121                 1,365
     Line of credit                                                              490                 1,056
     Current portion of long term debt - related parties                         110                   150
     Current portion of long term debt                                           502                   502
                                                                            ----------------    -----------------


        Total current liabilities                                              5,551                 6,143

Long-term debt, net of current portion - related parties                         424                   424
Long-term debt, net of current portion                                           806                   806
                                                                            ----------------    -----------------

        Total liabilities                                                      6,781                 7,373
                                                                            ----------------    -----------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par, 10,000,000 shares authorized
       no shares issued or outstanding                                           -                    -
     Common stock, no par, 40,000,000 shares authorized,
        19,318,246 and 19,217,246  shares issued and outstanding
        at February 28, 2003 and October 31, 2002 respectively                41,252                41,216
     Accumulated deficit                                                     (37,447)              (36,845)
     Cumulative translation adjustment                                            71                    71
                                                                            ----------------    -----------------
      Total shareholders' equity                                               3,876                 4,442
                                                                            ----------------    -----------------

      Total liabilities and shareholders' equity                             $10,657             $  11,815
                                                                            ================    =================

                 See accompanying notes to financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except Share and per share data)

                                                            For Six Months Ended                  For Three Months Ended
                                                    ---------------------------------------------------------------------

                                                    April 30, 2003    April 30, 2002    April 30, 2003    April 30, 2002

                                                    ---------------------------------------------------------------------

     Sales                                          $    9,809        $    10,195       $    4,688        $    5,584
Cost of goods sold                                       7,386              7,656            3,757             4,201
                                                    --------------    --------------    --------------    ---------------
     Gross profit                                        2,423              2,539              931             1,383
                                                    --------------    --------------    --------------    ---------------

Operating expenses:

     General and administrative                          1,658              1,706              904              866

     Selling, marketing and customer service               942                794              439              445
     Engineering, advanced design and product
     management                                            302                335              156              187
                                                    ---------------      -------------     -----------    ---------------
                     Total operating expenses            2,902              2,835            1,499            1,498
                                                    ---------------     --------------     -----------    ---------------
                     Operating income (loss)              (479)              (296)            (568)            (115)
                                                    ---------------     --------------     -----------    ---------------


Other income (expense):

     Interest expense                                    (160)               (286)            (78)             (105)

     Other income (expense)                                36                 106              18                42
                                                    ---------------     --------------     -----------    ---------------
                         Total other income
                         (expense)                       (124)               (180)            (60)              (63)
                                                    ---------------     --------------     -----------    ---------------

                         Income (loss) from
                         continuing operations
                            before income taxes          (603)               (476)           (628)             (178)
                                                    ---------------     --------------     -----------    ---------------

                         Provision for income
                         taxes                             -                   -               -                 -
                                                    ---------------     --------------     -------------    -------------


                         Net income (loss)          $    (603)          $    (476)         $ (628)             (178)
                                                    ===============     ==============     =============    =============


Basic and diluted loss per common share             $   (0.03)          $   (0.02)          (0.03)            (0.01)
                                                    ===============     ==============     =============    =============

Weighted average common shares
     outstanding basic and diluted                  19,282,741          19,321,213         19,318,246       19,321,213
                                                    ===============     ==============     =============    =============

                 See Accompanying notes to financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Year to date
                                                                            -----------------------------------
                                                                              April 30,           April 30,
                                                                                 2003               2002
                                                                            ---------------    ----------------
Cash flows from operating activities:

      Net income (loss)                                                     $   (603)          $    (476)
      Adjustments to reconcile net loss to net cash provided
            by (used in) operating activities:

                   Depreciation                                                  415                 601

                   Allowance for bad debts                                        61                   -

                   Amortization of goodwill                                        -                 216

                   Loss on disposal of fixed assets                               27                   -

                   Loss (income) on foreign currency translation                   -                 (31)
                                                                            ---------------    ----------------
                                                                                (100)                310

                   Changes in operating assets and liabilities, net
                          of business combinations
                          (Increase) decrease in:

                                 Accounts receivable                             238                 (90)

                                 Inventories                                     (62)               (188)

                                 Prepaid expenses and other current assets      (160)               (191)

                                 Accounts payable                                258               1,041

                                 Accrued liabilities                            (244)               (199)
                                                                            ---------------    ----------------
                                           Net cash provided by (used in)
                                                      operating activities       (70)                683

Cash flows from investing activities:

      Acquisitions of property, plant and equipment                             (218)               (109)

                                                                            ---------------    ----------------
                                           Net cash used in investing
                                           activities                           (218)               (109)
Cash flows from financing activities:

      Proceeds from issuance of common stock                                      16                   -

      Proceeds from issuance of warrants                                          20                   -

      Payments on  debt - related parties                                        (40)                  -

      Payments on  debt - lines of credit                                       (566)               (309)
                                                                            ---------------    ----------------

            Net cash provided by (used in) financing activities                 (570)               (309)

Increase (decrease) in cash and cash equivalents                                (858)                265

Cash and cash equivalents at beginning of period                               1,556                 982
                                                                            ---------------    ----------------

Cash and cash equivalents at end of period                                  $    698           $   1,247
                                                                            ===============    ================

                                See accompanying notes to financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of International DisplayWorks, Inc., and its subsidiaries (collectively referred to as the "Company" or IDW"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the 2003 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

     The accompanying consolidated balance sheet at October 31, 2002, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.


2.   ORGANIZATION

     The Company, incorporated in the State of Delaware, is headquartered in Rocklin, California.

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

Going Concern
-------------

     In the three and six months ended April 30, 2003, the Company generated losses of $628,000 and $603,000 respectively compared to losses of $178,000 and $476,000 respectively for the three and six months ended April 30, 2002, which included an amortization charge for goodwill of $108,000 and $216,000 respectively. There are no amortization charges for the three and six months ended April 30, 2003 as all remaining goodwill was written off at the end of fiscal 2002.

     Liquidity remains tight with maturities of long-term debt falling due in fiscal 2003 of $502,000 upon which the Company has not yet concluded negotiations for rollover or extension. In addition, the Company has $490,000 of short term borrowings on lines of credit secured by the Company's accounts receivable.

     In the quarter ended April 30, 2003 the Company has successfully renegotiated the terms under which IDWT was granted its business license. The terms with respect to the satisfaction of the capital injection have been extended from April 30, 2003 to October 31, 2003. The terms have been further modified to allow the requirement to be satisfied by working capital injection rather than capital equipment procurement. Of the $1,779,000 required to be infused by October 31, 2003 at April 30, 2003 the Company has satisfied $193,000 of the requirement. Subsequent to the end of the quarter ended April 30, 2003 an additional $407,000 of the requirement has been satisfied for a total of $600,000. The planned expansion of IDW and its subsidiaries has $2,400,000 of planned capital expenditures, including the $1,779,000 required at IDWT, in fiscal 2003 and 2004 to enhance existing production capabilities, assure product quality and reduce costs. In addition, IDW will require additional working capital to fund revenue growth and opportunities in fiscal 2003.

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

3.   INVENTORY

     Inventories consisted of the following (in thousands):

                                                     April 30,   October 31,
                                                       2003         2003
                                                     ----------  -----------

        Finished goods                               $    211    $   165
        Work-in-progress                                  441        250
        Raw materials                                   1,263      1,414
        Less: reserve for obsolete inventory             (393)      (369)

                                                     ----------  -----------
        Total inventory                              $  1,522    $ 1,460
                                                     ==========  ===========

4.   PREPAID EXPENSES

     Prepaid expenses and other current assets consisted of the following (in thousands):

                                                     April 30,   October 31,
                                                       2003         2003
                                                     ----------  -----------

        Prepaid expenses                             $   427     $   206
        Advances to suppliers                             48         172
        PRC - VAT tax refund                             202         135
        Other                                             21          25
                                                     ----------  -----------
        Total prepaid expenses                       $   698     $   538
                                                     ==========  ===========

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                     April 30,   October 31,
                                                       2003         2002
                                                     ----------  -----------

        Land and buildings                           $ 1,185     $  1,185
        Furniture, fixtures and equipment              1,728        1,837
        Machinery                                      4,845        4,720
        Leasehold improvements                            83           83
                                                     ----------  -----------
                                                       7,841        7,825

        Less accumulated depreciation                 (2,867)      (2,628)
                                                     ----------  -----------

        Net property, plant and equipment            $ 4,974     $  5,197
                                                     ==========  ===========

6.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                     April 30,   October 31,
                                                       2003         2003
                                                     ----------  -----------

        Accrued payroll and related liabilities      $   486     $    523
        Accrued staff hostel expenses                    121          247
        Accrued inventory purchases                        -          165
        Accrued PRC government management fees            58          115
        Accrued commissions                               77          102
        Other accrued liabilities                        379          213
                                                     ----------  -----------

                 Total accrued liabilities           $ 1,121     $  1,365

                                                     ==========  ===========

7.   LONG TERM DEBT

     Maturities of long-term debt are as follows:

Year Ending
October 31,         Related parties        Third parties        Total
-----------         ---------------        -------------        ------
  2003                   $ 110               $  502             $  612
  2004                     424                  403                827
  2005                       -                  403                403
                    ---------------        -------------        ------
Totals                   $ 534               $1,308             $1,842
                    ===============        =============        ======

     On February 27, 2003, related parties agreed to extend the due date of $424,000 of notes payable falling due on December 31, 2003 to June 30, 2004. In conjunction with the extension of the due dates, 228,437 warrants to purchase shares of the Company's common stock were issued at an exercise price between $0.16 and $0.21 per share.

     Certain liabilities of the Company's subsidiaries, including, but not limited to the accounts receivable based lines of credit, have been guaranteed by International DisplayWorks, Inc. as the parent.

8.   STOCKHOLDERS' EQUITY

     Stock Option Plans
     ------------------

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change of the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The expanded annual disclosure requirements and transition provisions are effective for fiscal years beginning after December 15, 2002. The Company is required to adopt SFAS No. 148 for its fiscal year beginning November 1, 2003. Management does not expect the adoption of SFAS No. 148 to have a material effect on the Company's financial position, results of operations, or cash flows.

     At April 30, 2003, the Company had one stock-based employee compensation plans and one non-employee and director stock-based compensation plan. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and the related interpretations. Stock-based employee compensation costs are not reflected in net income when options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

     During the six months ended April 30, 2003, 92,000 options were granted at a price equal to market value at the date of grant, 205,000 options were cancelled or expired, and no options were exercised under the employee stock option plans.

     The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:


                                                            Six Months Ended                  Three Months Ended
                                                                April 30                           April 30
                                                         2003              2002             2003              2002
                                                      ---------------------------         --------------------------

     Net income (loss) as reported                   $   (603)         $   (476)         $  (628)           $ (178)
     Add:  Stock-based employee compensation
     expense included in reported net income.              -                 -                -                 -
     Deduct:  Total stock-based employee
     compensation expense determined under fair
     value based method for all awards.                   (20)              (33)             (10)              (66)
                                                     ---------         ---------         --------           -------
     Pro forma net income (loss)                     $   (623)         $   (509)         $  (638)           $ (244)
                                                     =========         =========         ========           =======

     Earnings per share:

     Basic and diluted - as reported                 $  (0.03)         $  (0.03)         $ (0.03)           $(0.01)
                                                     =========         =========         ========           =======
     Basic and diluted - pro forma                   $  (0.03)         $  (0.03)         $ (0.03)           $(0.01)
                                                     =========         =========         ========           =======


     Common Stock Shares Issued
     --------------------------

     During the six months ended April 30, 2003, the Company issued 100,000 shares of common stock as compensation to an outside consultant. The shares were issued at $0.16, fair market value on the date of issue. The Company also issued 1,000 shares of common stock as a retirement gift to an employee. The shares were issued at $0.15, fair market value on the date of issue. The value of the shares was charged to expense in both cases. During the three months ended April 30, 2003, there was no stock issued.

9.   SEGMENT AND GEOGRAPHIC INFORMATION

     The Company produces displays and display modules for the end products of OEM manufacturers and hence operates in one segment. However, the Company has two major geographic territories where it sells and distributes essentially the same products. These are the United States, and Hong Kong (including China). The following represents geographical data for continuing operations (in thousands):

     Revenues for Six Months Ended:

                                          April 30,          April 30,
                                            2003               2002

       United States                      $  5,521           $  5,971
        Hong Kong (including China)          2,681              3,695
        Japan                                  495                 44
        ASEAN                                  984                196
        Other                                  128                289
                                          ----------         ----------
                                          $  9,809           $ 10,195
                                          ==========         ==========


       Revenues for Three Months Ended

                                           April 30,         April 30,
                                             2003              2002

       United States                      $  2,347           $  3,137
       Hong Kong (including China)           1,421              2,037
       Japan                                   234                  -
       ASEAN                                   388                 89
       Other                                   298                321
                                          -----------        ----------
                                          $  4,688           $  5,584
                                          ===========        ==========


        "Long Lived" Assets

                                           April 30,         October 31,
                                             2003               2002

        United States                     $    147           $    162
        Hong Kong (including China)          4,827              5,035
                                          -----------        ----------
                                          $  4,974           $  5,197
                                          ===========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company consists of International DisplayWorks, Inc., a Delaware corporation (IDW), International DisplayWorks (Hong Kong) Limited (IDWHK) and IDW Technology (Shenzhen) Co., Ltd. (IDWT) and MULCD Microelectronics (Shenzhen) Co., Ltd. (MULCD), collectively the PRC Companies, which manufacture and distribute liquid crystal displays and assemblies.

Forward-Looking Statements

     This report contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management, including without limitation, the Company's subsidiaries, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers to consider the important factors, among others, that in some cases have affected and in the future could affect the Company's actual results and could cause actual consolidated results for fiscal year 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the Company's change in business lines, the ability to obtain capital and other financing in the amounts and times needed, realization of forecasted income and expenses by the PRC Companies (as defined herein), initiatives by competitors, price pressures, changes in the political climate for business in the People's Republic of China, the loss of one or more of our significant customers, and other risk factors listed from time to time in the Company's SEC reports including in particular, the factors and discussion in the Company's Form 10-K for the year ended October 31, 2002 and risk factors listed below:


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

     o    The potential long-term effect of SARS on the region.

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

     A wide variety of factors will affect the Company's future operating results and could adversely impact its net sales and profitability. Significant factors in IDW's success will be its ability to establish and maintain design and manufacturing relationships with key OEM customers that will generate sufficient orders at sufficient margins to increase revenues and profitability. Although the Company's products are incorporated in a wide variety of communications, consumer and appliance products, most of the Company's total sales in the six and three months ending April 30, 2003 were for display modules used in the consumer appliance industry.

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

SARS (Sudden Acute Respiratory Syndrome) Update

IDW was deeply concerned by the outbreak of SARS in the region of our factory and is committed to do everything possible to protect the health and welfare of its employees, customers and suppliers.

IDW instituted policies to manage its exposure to the risk of SARS, has reviewed and updated Business Continuity and Disaster Recovery Plans, is working with suppliers to insure continuity of supply and has appropriate travel restrictions for company employees.


Current conditions are such that the threat has been reduced significantly and most of the restrictions on employee movement have been lifted.

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2003 and 2002.

     Net Sales - Net sales was $4,688,000 and $5,584,000 for the quarters ended April 30, 2003 and 2002 respectively, a decrease of 16%. The decrease can be attributed primarily to a decrease in production for the Company's largest U.S. customer and the effect of Chinese Lunar New Year which occurred during the end of the first quarter and beginning of the second quarter. This customer accounted for 38% and 33% of the Company's net sales in the quarters ended April 30, 2003 and 2002 respectively. Net sales were $9,809,000 and $10,195,000 for the six months ended April 30, 2003 and 2002 respectively, a decrease of 4%. The decrease can be attributed primarily to a decrease in production for the Company's largest U.S. customer and the effect of Chinese Lunar New Year which occurred during the end of the first quarter and beginning of the second quarter. This customer accounted for 39% and 37% of the Company's net sales in the six months ended April 30, 2003 and 2002, respectively.

     Cost of Goods Sold - Cost of sales was 80% and 75% of net sales for the quarters ended April 30, 2003 and 2002, respectively, an increase of 5%. This increase can be attributed to costs incurred in the second quarter in preparation for third quarter production for the Company's new large customer and higher than expected plant maintenance costs related to the factory power plant. Change in product mix was also a contributing factor. Cost of sales was 75% and 75% for the six months ended April 30, 2003 and 2002 respectively. During the first quarter ended April 30, 2003 a release of a supplier accrual no longer owed by the company accounted for 1% of total cost of goods sold. Without this adjustment cost of sales would have been 76% and 75% for the six months ended April 30, 2003, respectively.

     General and Administrative - General and Administrative expenses increased 4% to $904,000 from $866,000 for the quarters ended April 30, 2003 and 2002 respectively. This increase can be attributed to increased costs in PRC pension expense, bad debt expense, insurance costs, unfavorable currency exchange losses and losses on disposal of fixed assets offset by the elimination of amortization expense related to the goodwill which was written off at the end fiscal 2002. Significant elements of this expense include employee related expenses of $423,000, professional fees of $88,000, rent, telephone and utilities of $62,000, insurance of $50,000, and local PRC government fees of $49,000 for the quarter ended April 30, 2003. General and Administrative expenses decreased 3% to $1,658,000 from $1,706,000 for the six months ended April 30, 2003 and 2002 respectively. The decrease can be attributed to a decrease in professional fees and the elimination of amortization expense related to goodwill which was written off at the end of fiscal 2002, offset by increases in PRC pension costs, bad debt expense, increased insurance costs, losses on disposal of fixed assets and unfavorable currency exchange losses. Significant elements of this expense include employee related expenses of $801,000, professional fees of $128,000, rent, telephone and utilities of $123,000, insurance of $102,000, and local PRC government fees of $97,000 for the six months ended April 30, 2003.

     Selling, Marketing and Customer Service - Selling, Marketing and Customer Service expenses decreased to $439,000 from $445,000 for the quarters ended April 30, 2003 and 2002 respectively, a decrease of 1%. The decrease can be attributed to a decrease in commission expense caused by a decrease in sales offset by increase in staff costs related to expansion into the European market and trade show costs. Significant elements of this expense consist of employee related expenses of $179,000, trade show expense of $13,000, commission expense of $124,000, rent of $15,000, and travel related costs of $19,000 for the quarter ended April 30, 2003. Selling, Marketing and Customer Service expenses increased to $942,000 from $794,000 for the six months ended April 30, 2003 and 2002 respectively, an increase of 19%. The increase can be attributed to increase in staff costs related to expansion into the European market, increases in travel related costs and trade show costs offset by a decrease in commission expense. Significant elements of this expense consist of employee related expenses of $372,000, trade show expense of $48,000, commission expense of $253,000, rent of $31,000, and travel related costs of $55,000 for the six months ended April 30, 2003.

     Engineering Advanced Design and Project Management - Engineering, advanced design and project management expenses were $156,000 and $187,000 for the quarters ended April 30, 2003 and 2002 respectively, a decrease of 17%. The decrease is attributable to the replacement of expatriate engineers with local PRC engineers. Significant elements of this expense include employee related expenses of $144,000 and $7,000 for travel and related costs. Engineering, advanced design and project management expenses were $302,000 and $335,000 for the six months ended April 30, 2003 and 2002 respectively, a decrease of 10%. The decrease is attributable to the replacement of expatriate engineers with local PRC engineers. Significant elements of this expense include employee related expenses of $282,000 and $11,000 for travel and related costs.

     Operating Expenses - Operating expenses consist of general and administrative, selling, marketing, customer service, and engineering. Operating expenses were $1,499,000 and $1,498,000 for the quarters ended April 30, 2003 and 2002 respectively. As a percentage of sales, operating expenses were 32% and 27% for the quarters ended April 30, 2003 and 2002 respectively, an increase of 5%. Significant elements contributing to the increase in operating expenses were an increase in selling expenses due to the additional sales staff and participation in trade shows, both domestically and in Europe to better position the company for growth in fiscal 2003 and 2004. Operating expenses were $2,902,000 from $2,835,000 for the six months ended April 30, 2003 and 2002 respectively. As a percentage of sales, operating expenses were 30% and 28% for the six months ended April 30, 2003 and 2002 respectively, an increase of 2%. Significant elements contributing to the increase in operating expenses were an increase in selling expenses due to the additional sales staff and participation in trade shows, both domestically and in Europe to better position the company for growth in fiscal 2003 and 2004.

     Interest Expense - Interest expense decreased 25% to $78,000 from $105,000 for the quarters ended April 30, 2003 and 2002 respectively. The decrease can be attributed to the reduction in amortization of warrant costs related to financing activities and debt retirement. Interest expense decreased 44% to $160,000 from $286,000 for the six months ended April 30, 2003 and 2002 respectively. The decrease can be attributed to the reduction in amortization of warrant costs related to financing activities and debt retirement.

     Net Loss - The net loss was $628,000 ($0.03 per share) and $178,000 ($0.01 per share) for the quarters ended April 30, 2003 and 2002 respectively. The decrease in sales and lower profit margins were the major contributing factors to the increased loss. The net loss was $603,000 ($0.03 per share) and $476,000 ($0.02 per share) for the six months ended April 30, 2003 and 2002, respectively. Decreased sales and lower profit margins were the major contributing factors the increased loss.

Liquidity and Capital Resources

     The Company requires capital to repay certain existing fixed obligations, and to provide for additional working capital and investment in capital equipment if it is to grow in accordance with its plan. As discussed below, the Company intends to generate working capital to implement its current Business Plan, but will require additional debt and/or equity to refinance its borrowing and capital expenditure program.

     The Company generated net losses from continuing operations of $628,000 and $603,000 during the three and six months ended April 30, 2003, respectively and had an accumulated deficit of $37,447,000, of which $23,773,000 is from discontinued operations. The Company has shown a negative cash flow from operations in the six months ended April 30, 2003 and a positive cash flow from operations in the fiscal year ended October 31, 2002.

     Net cash used in operating activities was $100,000 for the six months ended April 30, 2003. Cash used in operating activities for the six months ended April 30, 2003 was $70,000 due to decreases in accounts receivable of $238,000, increases in inventories of $62,000, increases in prepaid expenses of $160,000, increases in accounts payable of $258,000 and decreases in accrued liabilities of $244,000.

     Net cash used in investing activities for the six months ended April 30, 2003 was $218,000 in capital expenditures for property and equipment.

     Net cash used in financing activities for the quarter ended April 30, 2003 was $570,000 consisting primarily of fluctuations in short term borrowings.

     Liquidity remains tight with maturities of long-term debt falling due in fiscal 2003 of $502,000 upon which the Company has not yet concluded negotiations for rollover or extension. In addition, the Company has $490,000 of short term borrowings on lines of credit secured by the Company's accounts receivable.

     In the quarter ended April 30, 2003, the Company has successfully renegotiated the terms of under which IDWT was granted its business license. The terms with respect to the satisfaction of the capital injection have been extended from April 30, 2003 to October 31, 2003. The terms have been further modified to allow the requirement to be satisfied by working capital injection rather than capital equipment procurement. Of the $1,779,000 required to be infused by October 31, 2003 at April 30, 2003 the Company has satisfied $193,000 of the requirement. Subsequent to the end of the quarter ended April 30, 2003 an additional $407,000 of the requirement has been satisfied for a total of $600,000. The planned future expansion of IDW and its subsidiaries has $2,400,000 of planned capital expenditures, including the $1,779,000 required at IDWT, in fiscal 2003 and 2004 to enhance existing production capabilities, assure product quality and reduce costs. In addition, IDW will require additional working capital to fund revenue growth and opportunities in fiscal 2003.

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

Foreign Currency Exchange Risk

     IDW derives the majority of its revenues in U.S. and Hong Kong dollars. The Hong Kong dollar remained "pegged" to the U.S. dollar in the quarter and six months ended April 30, 2003.

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

ITEM 2.  CHANGES IN SECURITIES

     On February 27, 2003, the Company issued in the aggregate 228,437 warrants to purchase shares of common stock at an exercise of between $0.16 and $0.21 per share for the extension of the maturity date on notes payable. There were no broker or placement agents in this transaction. This issuance of the warrants to purchase common stock was made in a private placement in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and a comparable exemption for sales to "accredited" investors under state securities laws. The issuance was made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by the Company or any person acting on our behalf, the securities were subject to transfer restrictions and contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         -NONE-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         -NONE-

ITEM 5.  OTHER INFORMATION

     On February 27, 2003 related parties agreed to extend the due date of $524,000 of notes payable falling due on December 31, 2003 to June 30, 2004. In consideration for the extension of the unsecured notes payable, the Company granted 228,437 warrants to purchase shares of common stock at an exercise of between $0.16 and $0.21.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits -
              99.1 Certification of Chief Executive and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Form 8-K -
              Date of Report     Date of Event     Item Reported
              --------------     -------------     ----------------------------

              March 4, 2003      March 10, 2003    Announced Management
                                                   Purchase of Common Stock

              April 24, 2003     April 23, 2003    Entered into Supply Agreement

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERNATIONAL DISPLAYWORKS, INC.



Date:  June 16, 2003                 /S/ IAN N. BEBBINGTON
     -------------------             -------------------------------------------
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


Dated:  June 13, 2003                              /S/ STEPHEN C. KIRCHER
      --------------------                         -----------------------------
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


Dated:  June 12, 2003               /S/ IAN N. BEBBINGTON
      ------------------            --------------------------------------------
                                    Ian Bebbington
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)