Form 10-Q
period 2003-07-31
INTERNATIONAL DISPLAYWORKS INC
filed 2003-09-15
CIK 866415

U.S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2003

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

The number of shares outstanding of the registrant's Common Stock, no par value, as of September 8, 2003 was 19,318,246.

                        INTERNATIONAL DISPLAYWORKS, INC.



INDEX


Part 1 Financial Information                                         Page Number
                                                                     -----------

Item 1.  Financial Statements (Unaudited):

           Balance Sheets at July 31, 2003 and October 31, 2002............3

           Statements of Operations for the
           Three and Nine months ended July 31, 2003 and 2002..............4

           Statements of Cash Flows for the
           Three and Nine months ended July 31, 2003 and 2002..............5

           Notes to Financial Statements...................................6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation...................12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........16

Item 4.  Controls and Procedures..........................................17


Part II  Other Information

Item 1.  Legal Proceedings................................................17

Item 2.  Changes in Securities............................................18

Item 3.  Default Upon Senior Securities...................................18

Item 4.  Submission of Matters to a Vote of Security Holders..............18

Item 5.  Other Information................................................18

Item 6.  Exhibits and Reports on Form 8-K.................................18

Signatures................................................................19

Certifications............................................................20

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               --------------    ----------------
                                       ASSETS                                    July 31,          October 31,
                                       ------
                                                                                   2003               2002
                                                                               --------------    ----------------
Current assets:
     Cash and cash equivalents                                                  $   684             $ 1,556
     Accounts receivable,
         net of allowance for doubtful accounts of $144 and $341                  4,089               3,064
     Inventories                                                                  1,858               1,460
     Prepaid expense                                                                866                 538
                                                                               --------------    ----------------
        Total current assets                                                      7,497               6,618
                                                                               --------------    ----------------

Property and equipment at cost, net                                               4,825               5,197
                                                                               --------------    ----------------
        Total assets                                                            $12,322             $11,815
                                                                               ==============    ================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $ 4,260             $ 3,070
     Accrued liabilities                                                          1,392               1,365
     Line of credit                                                               1,172               1,056
     Current portion of long term debt - related parties                             90                 150
     Current portion of long term debt                                              502                 502
                                                                               --------------    ----------------
        Total current liabilities                                                 7,416               6,143

Long-term debt, net of current portion - related parties                            524                 424
Long-term debt, net of current portion                                              804                 806
                                                                               --------------    ----------------

        Total liabilities                                                         8,744               7,373
                                                                               --------------    ----------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par, 10,000,000 shares authorized
        no shares issued or outstanding
     Common stock, no par, 40,000,000 shares authorized
        19,318,246 and 19,217,246  shares issued and outstanding
        at July 31, 2003 and October 31, 2002 respectively                       41,270              41,216
     Accumulated deficit                                                        (37,763)            (36,845)
     Cumulative translation adjustment                                               71                  71
                                                                               --------------    ----------------
        Total shareholders' equity
                                                                                  3,578               4,442
                                                                               --------------    ----------------
        Total liabilities and shareholders' equity                              $12,322             $11,815
                                                                               ==============    ================
                 See accompanying notes to financial statements

                International DisplayWorks, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except Share and per share data)

                                                                  For Nine Months Ended         For Three Months Ended
                                                              ---------------------------------------------------------

                                                               July 31,         July 31,        July 31,       July 31,
                                                                 2003             2002            2003           2002
                                                              ---------------------------------------------------------
     Sales                                                    $   15,698        $ 15,510        $ 5,889        $ 5,316

Cost of goods sold                                                11,970          11,651          4,584          3,995
                                                              ---------------------------------------------------------

     Gross profit                                                  3,728           3,859          1,305          1,321
                                                              ---------------------------------------------------------
Operating expenses:

     General and administrative                                    2,676           2,743          1,017          1,036
      Selling, marketing and customer service                      1,323           1,168            382            374
     Engineering, advanced design and
     project  management                                             447             516            144            181
                                                              ---------------------------------------------------------
                           Total operating expenses                4,446           4,427          1,543          1,591
                                                              ---------------------------------------------------------

                           Operating income (loss)                  (718)           (568)          (238)          (270)
                                                              ---------------------------------------------------------
Other income (expense):

     Interest expense                                               (256)           (380)           (95)           (94)

     Other income (expense)                                           56             124             19             17
                                                              ---------------------------------------------------------
              Total other income (expense)                          (200)           (256)           (76)           (77)
                                                              ---------------------------------------------------------

              Income (loss) from continuing operations

                             before income taxes                    (918)           (824)          (314)          (347)
                                                              ---------------------------------------------------------
              Provision for income taxes                               -               -              -              -
                                                              ---------------------------------------------------------
              Net income (loss)                               $     (918)       $   (824)       $  (314)       $  (347)

                                                              =========================================================
Basic and diluted loss per common share                       $    (0.05)       $  (0.04)       $ (0.02)       $ (0.02)
                                                              =========================================================
Weighted average common shares

     outstanding basic and diluted                            19,294,921      19,331,246     19,318,246     19,351,246
                                                              =========================================================

                 See accompanying notes to financial statements

                International DisplayWorks, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Year to date
                                                          -------------------------------------------------
                                                                 July 31,                   July 31,
                                                                   2003                       2002
                                                          -------------------------------------------------
Cash flows from operating activities:

     Net income (loss)                                     $      (918)                 $     (824)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:

             Depreciation                                          625                         853
             Allowance for bad debts                                73                           -
             Impairment of goodwill                                  -                           -
             Amortization of goodwill                                -                         324
             Impairment of machinery                                 -                           -
             Loss on disposal of fixed assets                       40                          10
             Translation adjustment                                  -                          35
                                                          -----------------------     ---------------------
                                                                  (180)                        398

             Changes in operating assets and
             liabilities, net of business
             combinations
                  (Increase) decrease in:

                       Accounts receivable                      (1,098)                         28
                       Inventories                                (398)                       (328)
                       Prepaid expenses and other
                       current assets                             (328)                       (275)
                       Accounts payable                          1,190                       1,190
                       Accrued liabilities                          27                         (48)
                                                          -----------------------     ---------------------
                          Net cash provided by (used
                          in) operating activities                (787)                        965

Cash flows from investing activities:

  Acquisitions of property, plant and equipment                   (295)                       (185)
                                                          -----------------------     ---------------------

                        Net cash used in investing
                        activities                                (295)                       (185)

Cash flows from financing activities:

     Proceeds from issuance of common stock                         16                          11

     Proceeds from issuance of warrants                             38                           -

     Payments on  debt - related parties                            40                           -

     Proceeds on  debt                                            (500)                       (838)

     Payments on debt                                              616                           -
                                                          -----------------------     ---------------------
          Net cash provided by (used in) financing
          activities                                               210                        (827)

Increase (decrease) in cash and cash equivalents                  (872)                        (47)

Cash and cash equivalents at beginning of period                 1,556                         982
                                                          -----------------------     ---------------------
Cash and cash equivalents at end of period                 $       684                  $      935
                                                          =======================     =====================
                              See accompanying notes to financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements include the accounts of International DisplayWorks, Inc., and its subsidiaries (collectively referred to as the "Company" or IDW"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the 2003 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

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

     The Company manufactures its products through its wholly owned subsidiaries MULCD Microelectronics (Shenzhen) Company Ltd. ("MULCD") and IDW Technology (Shenzhen) Company, Ltd. ("IDWT") collectively the "PRC Companies" which are owned by International DisplayWorks (Hong Kong) Ltd. ("IDWHK") a wholly owned subsidiary of IDW.

     Going Concern
     -------------

     In the three and nine months ended July 31, 2003, the Company generated losses of $314,000 and $918,000 respectively compared to losses of $347,000 and $824,000 respectively for the three and nine months ended July 31, 2002, which included an amortization charge for goodwill of $108,000 and $324,000 respectively. There are no amortization charges for the three and nine months ended July 31, 2003 as all remaining goodwill was written off at the end of fiscal 2002.

     In the quarter ended July 31, 2003 the Company began a program to raise additional working capital in the form of note and equity instruments. As of July 31, 2003 the Company has raised $500,000 through the issuance of long term notes due December 31, 2004 and warrants. Subsequent to the quarter ended July 31, 2003 the Company has raised an additional $315,000 through issuance of long term notes due December 31, 2004 and warrants and $500,000 through the issuance of equity in the form of the Company's common stock.

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

3.   INVENTORY

     Inventories consisted of the following (in thousands):

                                                               July 31, 2003         October 31, 2002
                                                             -------------------    --------------------
        Finished goods                                          $        531           $        165
        Work-in-progress                                                 425                    250
        Raw materials                                                  1,295                  1,414
        Less: reserve for obsolete inventory                            (393)                  (369)
                                                             -------------------    --------------------
        Total inventory                                         $      1,858           $      1,460
                                                             ===================    ====================

4.   PREPAID EXPENSES

     Prepaid expenses and other current assets consisted of the following (in thousands):

                                                               July 31, 2003         October 31, 2002
                                                             -------------------    --------------------

     Prepaid expenses                                           $        445           $        206
     Advances to suppliers                                                66                    172
     PRC - VAT tax refund                                                314                    135
     Other                                                                41                     25
                                                             -------------------    --------------------
     Total prepaid expenses                                     $        866           $        538
                                                             ===================    ====================

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):
                                                               July 31, 2003         October 31, 2002
                                                             -------------------    --------------------
     Land and buildings                                         $      1,185           $      1,185
     Furniture, fixtures and equipment                                 1,728                  1,837
     Machinery                                                         4,842                  4,720
     Leasehold improvements                                               83                     83
                                                             -------------------    --------------------
                                                                       7,838                  7,825

     Less accumulated depreciation                                    (3,013)                (2,628)
                                                             -------------------    --------------------
     Net property, plant and equipment                          $      4,825           $      5,197
                                                             ===================    ====================

6.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):
                                                              July 31, 2003         October 31, 2002
                                                            -------------------    --------------------
     Accrued payroll and related liabilities                   $         661          $        523
     Accrued staff hostel expenses                                       158                   247
     Accrued inventory purchases                                          50                   165
     Accrued PRC government management fees                               87                   115
     Accrued commissions                                                 106                   102
     Accrued royalty expenses                                            104                    19
     Accrued construction retention                                       67                    24
     Other accrued liabilities                                           159                   170
                                                            -------------------    --------------------
             Total accrued liabilities                         $       1,392          $      1,365

                                                            ===================    ====================

7.   LONG TERM DEBT

     Maturities of long-term debt are as follows:

    Year Ending
    October 31,                Related parties            Third parties               Total
---------------------    ------------------------    ---------------------    --------------------

        2003                 $          90               $        -               $       90
        2004                             -                      502                      502
        2005                           524                      804                    1,328
                         ------------------------    ---------------------    --------------------
       Totals                $         614               $    1,306               $    1,920
                         ========================    =====================    ====================

     On July 17, 2003, related parties agreed to extend the due date of $424,000 of notes payable falling due on June 30, 2004 to December 31, 2004. In addition, in July 2003 an additional $500,000 was borrowed, $400,000 from unrelated parties and $100,000 from a related party. The notes carry an interest rate of 12% per annum payable monthly in arrears and are due on December 31, 2004. In conjunction with issue of the notes, note holders received warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.35

     Certain liabilities of the Company's subsidiaries including, but not limited to, the accounts receivable based lines of credit, have been guaranteed by International DisplayWorks, Inc. as the parent.

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

     At July 31, 2003, the Company had one stock-based employee compensation plan and one non-employee and director stock-based compensation plan. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and the related interpretations. Stock-based employee compensation costs are not reflected in net income when options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

     During the nine months ended July 31, 2003, 217,000 options were granted at a price equal to market value at the date of grant, 205,000 options were cancelled or expired, and no options were exercised under the employee stock option plans.

     The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:


                                                           Nine Months Ended               Three Months Ended
                                                                July 31                          July 31
                                                         2003              2002          2003              2002
                                                     ----------------------------    ------------------------------
     Net income (loss) as reported                     $   (918)        $   (824)      $   (314)        $   (347)

     Add:  Stock-based employee compensation
     expense included in reported net income.                 -                -              -                -
     Deduct:  Total stock-based employee
     compensation expense determined under fair
     value based method for all awards.                     (36)             (97)           (12)             (32)
                                                     --------------    ----------    --------------    --------------
     Pro forma net income (loss)                       $   (954)        $   (921)      $   (326)        $   (379)
                                                     ==============    ==========    ==============    ==============

     Earnings per share:

     Basic and diluted - as reported                   $  (0.05)        $  (0.04)      $  (0.02)        $  (0.01)
                                                     ==============    ==========    ==============    ==============
     Basic and diluted - pro forma                     $  (0.05)        $  (0.05)     $   (0.02)        $  (0.02)
                                                     ==============    ==========    ==============    ==============

        Common Stock Shares Issued
        --------------------------

     During the nine months ended July 31, 2003, the Company issued 100,000 shares of common stock as compensation to an outside consultant. The shares were issued at $0.16, fair market value on the date of issue. The Company also issued 1,000 shares of common stock as a retirement gift to an employee. The shares were issued at $0.15, fair market value on the date of issue. The value of the shares was charged to expense in both cases. During the three months ended July 31, 2003, there was no stock issued.

9.   SEGMENT AND GEOGRAPHIC INFORMATION

     The Company produces displays and display modules for the end products of OEM manufacturers and hence operates in one segment. However, the Company has two major geographic territories where it sells and distributes essentially the same products. These are the United States, and Hong Kong (including China). The following represents geographical data for continuing operations (in thousands):

        Revenues for Nine Months Ended:

                                                              July 31,                  July 31,
                                                                2003                      2002
                                                             ----------------------------------------

        United States                                        $   7,853                 $   8,211
        Hong Kong (including China)                              4,486                     6,094
        Japan                                                      773                       161
        ASEAN (except Thailand)                                  1,109                        42
        Thailand                                                   473                       365
        Europe                                                     508                         -
        Other                                                      496                       637
                                                             ----------------------------------------

                                                             $  15,698                 $  15,510
                                                             ===================     ================



       Revenues for Three Months Ended:

                                                              July 31,                  July 31,
                                                                2003                      2002
                                                             ----------------------------------------

       United States                                         $   2,582                 $   2,294
       Hong Kong (including China)                               1,767                     2,401
       Japan                                                       301                       116
       ASEAN (except Thailand)                                     449                        39
       Thailand                                                     79                       169
       Europe                                                      442                         -
       Other                                                       269                       297
                                                             ----------------------------------------
                                                             $   5,889                 $   5,316
                                                             ===================     ================



        "Long Lived" Assets
                                                              July 31,                 October 31,
                                                                2003                      2002
                                                             ----------------------------------------

       United States                                         $     149                 $     162
       Hong Kong (including China)                               4,676                     5,035
                                                             ----------------------------------------
                                                             $   4,825                 $   5,197

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

Forward-Looking Statements

     This report contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management, including without limitation, the Company's subsidiaries, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers to consider the important factors, among others, that in some cases have affected and in the future could affect the Company's actual results and could cause actual consolidated results for fiscal year 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the Company's change in business lines, the ability to obtain capital and other financing in the amounts and times needed, realization of forecasted income and expenses by the PRC Companies (as defined herein), initiatives by competitors, price pressures, changes in the political climate for business in the People's Republic of China (see Item 3, Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Exchange Risk), the loss of one or more of our significant customers, and other risk factors listed from time to time in the Company's SEC reports including in particular, the factors and discussion in the Company's Form 10-K for the year ended October 31, 2002 and risk factors listed below:


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

     o    Competition and competitive pressure on prices;

     o IDW's ability to maintain costs on long-term contracts at a fixed selling price; and

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

     A wide variety of factors will affect the Company's future operating results and could adversely impact its net sales and profitability. Significant factors in IDW's success will be its ability to establish and maintain design and manufacturing relationships with key OEM customers that will generate sufficient orders at sufficient margins to increase revenues and profitability. Although the Company's products are incorporated in a wide variety of communications, consumer and appliance products, most of the Company's total sales in the nine and three months ending July 31, 2003 were for display modules used in the consumer appliance industry.

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

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2003 and 2002.

     Net Sales - Net sales were $5,889,000 and $5,316,000 for the quarters ended July 31, 2003 and 2002 respectively, an increase of 11%. The increase can be attributed primarily to the commencement of production for a new European customer. This customer accounted for 9% of the Company's sales for the quarter ended July 31, 2003. Net sales were $15,698,000 and $15,510,000 for the nine months ended July 31, 2003 and 2002 respectively, an increase of 1%. The increase can be attributed primarily to the commencement of production of products for a new European customer in the quarter ended July 31, 2003 offset by sales decreases in the second quarter of fiscal 2003 caused by the effects of SARS, the Iraq war and a general worldwide economic downturn.

     Cost of Goods Sold - Cost of sales was 78% and 75% of net sales for the quarters ended July 31, 2003 and 2002, respectively, an increase of 3%. This increase can be attributed to higher labor costs incurred in the quarter due to the commencement of production for the Company's new European customer. Cost of sales was 75% and 76% for the nine months ended July 31, 2003 and 2002 respectively. During the second quarter ended April 30, 2003 a release of a supplier accrual no longer owed by the Company accounted for 1% of total cost of goods sold. Without this adjustment cost of sales would have been 76% and 76% for the nine months ended July 31, 2003, respectively.

     General and Administrative - General and Administrative expenses decreased 2% to $1,017,000 from $1,036,000 for the quarters ended July 31, 2003 and 2002 respectively. This decrease can be attributed the elimination of amortization expense related to the goodwill which was written off at the end fiscal 2002 offset by increased costs in PRC pension expense, bad debt expense, insurance costs, unfavorable currency exchange losses and losses on disposal of fixed assets. Significant elements of this expense include employee related expenses of $454,000, professional fees of $92,000, rent, telephone and utilities of $48,000, insurance of $56,000, and local PRC government fees of $49,000 for the quarter ended July 31, 2003. General and Administrative expenses decreased 2% to $2,676,000 from $2,743,000 for the nine months ended July 31, 2003 and 2002 respectively. The decrease can be attributed to a decrease in professional fees and the elimination of amortization expense related to goodwill which was written off at the end of fiscal 2002, offset by increases in PRC pension costs, bad debt expense, increased insurance costs, losses on disposal of fixed assets and unfavorable currency exchange losses. Significant elements of this expense include employee related expenses of $1,255,000, professional fees of $220,000, rent, telephone and utilities of $135,000, insurance of $158,000, and local PRC government fees of $146,000 for the nine months ended July 31, 2003.

     Selling, Marketing and Customer Service - Selling, Marketing and Customer Service expenses increased to $382,000 from $374,000 for the quarters ended July 31, 2003 and 2002 respectively, a increase of 2%. The increase can be attributed to a decrease in commission expense caused by a decrease in commissionable sales offset by increases in travel and courier costs related to expansion into the European market. Significant elements of this expense consist of employee related expenses of $117,000, commission expense of $114,000, rent of $14,000, and travel related costs of $19,000 for the quarter ended July 31, 2003. Selling, Marketing and Customer Service expenses increased to $1,323,000 from $1,168,000 for the nine months ended July 31, 2003 and 2002 respectively, an increase of 13%. The increase can be attributed to increase in staff costs related to expansion into the European market, increases in travel related costs and trade show costs offset by a decrease in commission expense due to a decrease in commissionable sales. Significant elements of this expense consist of employee related expenses of $490,000, trade show expense of $48,000, commission expense of $366,000, rent of $45,000, and travel related costs of $75,000 for the nine months ended July 31, 2003.

     Engineering Advanced Design and Project Management - Engineering, advanced design and project management expenses were $144,000 and $181,000 for the quarters ended July 31, 2003 and 2002 respectively, a decrease of 20%. The decrease is attributable to the replacement of expatriate engineers with local PRC engineers. Significant elements of this expense include employee related expenses of $133,000 and travel and related costs of $10,000. Engineering, advanced design and project management expenses were $447,000 and $516,000 for the nine months ended July 31, 2003 and 2002 respectively, a decrease of 13%. The decrease is attributable to the replacement of expatriate engineers with local PRC engineers. Significant elements of this expense include employee related expenses of $414,000 and $21,000 for travel and related costs.

     Operating Expenses - Operating expenses consist of general and administrative, selling, marketing, customer service, and engineering. Operating expenses were $1,543,000 and $1,591,000 for the quarters ended July 31, 2003 and 2002 respectively. As a percentage of sales, operating expenses were 26% and 30% for the quarters ended July 31, 2003 and 2002 respectively, a decrease of 4%. Significant elements contributing to the decrease in operating expenses were decreases in general and administrative expenses and engineering expenses offset by an increase in selling expenses due to the additional sales staff and participation in trade shows, both domestically and in Europe to better position the company for growth in fiscal 2003 and 2004. Operating expenses were $4,446,000 and $4,427,000 for the nine months ended July 31, 2003 and 2002 respectively. As a percentage of sales, operating expenses were 28% and 29% for the nine months ended July 31, 2003 and 2002 respectively, a decrease of 1%. Significant elements contributing to the decrease in operating expenses were decreases in general and administrative expenses and engineering expenses offset by an increase in selling expenses due to the additional sales staff and participation in trade shows, both domestically and in Europe to better position the company for growth in fiscal 2003 and 2004.

     Interest Expense - Interest expense increased 1% to $95,000 from $94,000 for the quarters ended July 31, 2003 and 2002 respectively. The increase can be attributed to the increased utilization of the Company's lines of credit. Interest expense decreased 32% to $256,000 from $380,000 for the nine months ended July 31, 2003 and 2002 respectively. The decrease can be attributed to the reduction in amortization of warrant costs related to financing activities and debt retirement.

     Net Loss - The net loss was $314,000 ($0.02 per share) and $347,000 ($0.02 per share) for the quarters ended July 31, 2003 and 2002 respectively. The increase in sales offset by lower profit margins was the major contributing factors to the decreased loss. The net loss was $918,000 ($0.05 per share) and $824,000 ($0.04 per share) for the nine months ended July 31, 2003 and 2002, respectively. Decreased sales in the second quarter ended April 30, 2003 and lower profit margins were the major contributing factors the increased loss.

Liquidity and Capital Resources

     The Company requires capital to repay certain existing fixed obligations, and to provide for additional working capital and investment in capital equipment if it is to grow in accordance with its business plan. As discussed below, the Company intends to generate working capital to implement its current business plan, but will require additional debt and/or equity financing to finance its borrowing and implement its capital expenditure program.

     The Company generated net losses from continuing operations of $314,000 and $918,000 during the three and nine months ended July 31, 2003, respectively and had an accumulated deficit of $37,692,000, of which $23,773,000 is from discontinued operations. The Company has shown a negative cash flow from operations in the nine months ended July 31, 2003 and a positive cash flow from operations in the fiscal year ended October 31, 2002.

     Net cash used in operating activities was $180,000 for the nine months ended July 31, 2003. Cash used in operating activities for the nine months ended July 31, 2003 was $787,000 due to increases in accounts receivable of $1,098,000, increases in inventories of $398,000, increases in prepaid expenses of $328,000, increases in accounts payable of $1,190,000 and increases in accrued liabilities of $27,000.

     Net cash used in investing activities for the nine months ended July 31, 2003 was $295,000 in capital expenditures for property and equipment.

     Net cash used in financing activities for the quarter ended April 30, 2003 was $210,000 consisting primarily of fluctuations in short term borrowings.

     In the quarter ended July 31, 2003 the Company began a program to raise additional working capital in the form of note and equity instruments. As of July 31, 2003 the Company has raised $500,000 through the issuance of long term notes due December 31, 2004 and warrants. Subsequent to the quarter ended July 31, 2003 the Company has raised an additional $315,000 through issuance of long term notes due December 31, 2004 and warrants and $500,000 through the issuance of equity in the form of the Company's common stock.

     In the quarter ended April 30, 2003, the Company has successfully renegotiated the terms under which IDWT was granted its business license. The terms with respect to the satisfaction of the capital injection have been extended from April 30, 2003 to October 31, 2003. The terms have been further modified to allow the requirement to be satisfied by working capital injection rather than capital equipment procurement. The planned future expansion of IDW and its subsidiaries has $2,400,000 in planned capital expenditures, including the $1,779,000 required at IDWT, in fiscal 2003 and 2004 to enhance existing production capabilities, assure product quality and reduce costs. In addition, IDW will require additional working capital to fund revenue growth and opportunities in fiscal 2003.

     The Company believes that it has developed a viable plan to address these issues through general operations and sales, and that its plan will enable the Company to continue as a going concern for the next twelve months. The plan includes the realization of revenues from the sale of products, the consummation of debt or equity financing (as discussed above) and the reduction of certain operating expenses as required. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve its sales projections or obtain additional financing or that such events will be on terms favorable to the Company.

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

Interest Rate Risk

     The Company's principal exposure to interest rate changes is on the factoring lines which are based on prime rates in the U.S. and Hong Kong. Interest on other financial obligations is fixed for the duration of the obligation.

Foreign Currency Exchange Risk

     IDW derives the majority of its revenues in U.S. and Hong Kong dollars. The Hong Kong dollar remained "pegged" to the U.S. dollar in the quarter and nine months ended July 31, 2003.

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

     The Company has long-term debt, repayable in installments over two years, of RMB 6.7 million (approximately US$ .8 million at current exchange rates), designated in RMB. An increase in the value of the RMB against the US dollar would result in a translation loss in US dollar terms which would be realized as US dollars from sales revenues are utilized to meet the repayment obligation.

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

ITEM 2.  CHANGES IN SECURITIES

     During the quarter ended July 31, 2003, the Company issued in the warrants to purchase 100,000 shares of the Company's common stock at an exercise of 0.35 per share in conjunction with the issuance of long term notes payable. There were no broker or placement agents in this transaction. This issuance of the warrants to purchase common stock was made in a private placement in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and a comparable exemption for sales to "accredited" investors under state securities laws. The issuance was made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by the Company or any person acting on our behalf, the securities were subject to transfer restrictions and contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     -NONE-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on July 30, 2003 at the Company's corporate headquarters in Rocklin, California the shareholders elected the following directors of the Company:

-----------------------------------------------------------------------------------------------------
Name                                Votes For         Votes      Votes      Abstention       Broker
----                                ---------        -------    --------    ----------      ---------
                                                     Against    Withheld                    Non-Votes
-----------------------------------------------------------------------------------------------------
Stephen C. Kircher                  12,783,088          0        75,397          0              0
-----------------------------------------------------------------------------------------------------
Anthony G. Genovese                 12,782,988          0        75,497          0              0
-----------------------------------------------------------------------------------------------------
Ronald Cohan                        12,782,698          0        75,787          0              0
-----------------------------------------------------------------------------------------------------
Timothy Nyman                       12,782,988          0        75,497          0              0
-----------------------------------------------------------------------------------------------------
William Hedden                      12,783,088          0        75,397          0              0
-----------------------------------------------------------------------------------------------------

     The Shareholders approved the amendment to the Company's 2000 Employee Equity Incentive Plan increasing the number of shares under the plan by 750,000 shares.

--------------------------------------------------------------------------------
Votes For       Votes Against        Abstention          Broker Non-Votes
--------------------------------------------------------------------------------
12,570,675         262,605             25,205                  0
--------------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION

     On July 17, 2003, related parties agreed to extend the due date of $424,000 of notes payable, previously disclosed, falling due on June 30, 2004 to December 31, 2004. No additional consideration was given and there was no other changes to the terms of the notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits -
                31.1  Certification  of  Chief  Executive  Officer  pursuant  to
                Section 302 of the Sarbanes-Oxley Act
                31.2  Certification  of  Chief  Financial  Officer  pursuant  to
                Section 302 of the Sarbanes-Oxley Act
                32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

         (b) Reports on Form 8-K

             Date of Report     Date of Event    Item Reported
             --------------     -------------    -------------
               06/18/2003       06/17/2003       Press release announcing second
                                                 quarter results

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report, Form 10Q for the period ended July 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERNATIONAL DISPLAYWORKS, INC.



Date: September 15, 2003             /S/ Ian N. Bebbington
     --------------------            ------------------------------------------
                                     Ian N. Bebbington, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                     Financial Officer)