Form 10-K
period 2003-10-31
INTERNATIONAL DISPLAYWORKS INC
filed 2004-02-06
CIK 866415

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended: October 31, 2003

Commission File Number: 0-27002

INTERNATIONAL DISPLAYWORKS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3333649

(State or Incorporation)	(I.R.S. Employer Identification No.)

599 Menlo Drive, Suite 200, Rocklin, California	95765

(Address of principal executive offices)	(Zip Code)

(916) 415-0864

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by a checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (§229,405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [  ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

Aggregate Market Value of the voting stock held by non-affiliates of the registrant based on the closing sale price as reported by the OTCBB on January 21, 2004 was $41,942,711.30.

The number of shares of the registrant’s common stock, no par value, outstanding on January 21, 2004 was 24,610,508.

Documents incorporated by reference: Certain portions of Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of stockholders:

     Part III: Items 10, 11, 12, 13 and 14 of this report

PART I

ITEM 1. BUSINESS

     With the exception of historical facts stated herein, the matters discussed in this report on Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of International DisplayWorks, Inc. and its subsidiaries, (the “Company,” “we,” or “us”), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” Readers of this report are cautioned not to put undue reliance on “forward looking” statements, which, by their nature, are not reliable indicators of future performance. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

Overview

     We design and manufacture liquid crystal display, or LCD, products and are a supplier to several Fortune 500 companies, major Japanese and other Asian and European corporations and smaller companies operating in a variety of discrete markets. We work as an outsourced manufacturer or provider of design, manufacturing and assembly services. Our target OEM customers operate in the telecommunications, automotive, medical, computing, office equipment, home appliance and consumer electronics industries. Our components and modules are used in various electronic products, including cellular phones and other wireless communication devices. We are also targeting areas for new applications, including audio, point-of-sale systems, irrigation controls and personal digital assistants.

     We assist OEM customers in the design and development of their products and furnish full turnkey manufacturing services. Our services include design, component purchasing, assembly into finished products or electronic subassemblies and post-assembly testing. We provide custom design manufacturing services, for which we design and develop proprietary products that are sold by our OEM customers to their end customers using their brand names.

     Our corporate headquarters are located in Rocklin, California. The design and manufacture of our products is located at our facility in China, where we employ approximately 1,800 people. We were originally a private company that was acquired by Morrow Snowboards, Inc., a public company incorporated in Oregon in October 1989 that was engaged in manufacturing snowboard equipment and apparel. Through a series of transactions, we assumed the reporting obligations of Morrow Snowboards and its successor, Granite Bay Technologies, Inc. Our operations are concentrated primarily in our subsidiaries, MULCD Microelectronics (Shenzhen) Co., Ltd. and IDW Technology (Shenzhen) Co., Ltd., both of which are organized under the laws of China. We refer to International Display Works, Inc., a Delaware corporation, and these subsidiaries collectively as “we” or “us” throughout this report. Our operating structure is described graphically below:

     Our website is located at www.idwlcd.com. Through our website, we make available free of charge our annual report on Form 10-K, our proxy statement, our quarterly reports on Form 10-Q, our current reports on Form 8-K, amendments to reports filed under the Securities Exchange Act and earnings press releases.

Industry Overview

     Displays

     Display Technology

     Prior to the 1970s, most commonly used displays and indicators had substantial limitations as to their use, especially in terms of size, life and power consumption. LCDs were developed in the 1970s in response to these limitations, especially the demand for greater information content and less power consumption than was possible using light emitting diode, or LED, technology. LCDs provide high-information content displays at competitive prices. LCDs now appear in products throughout the communications, office automation, industrial, medical and consumer electronics industries. LCDs are one of the fastest growing of the established display industry segments.

     An LCD modifies light that passes through or is reflected by it, rather than emitting light like an LED. An LCD consists of a layer of liquid crystalline material suspended between two glass plates. The liquid crystals align themselves in a predictable manner when an electrical charge is applied in accordance with the graphical design and instructions from the associated integrated circuit chip (driver). LCDs display these images or characters in black and white or in a wide range of color combinations. The graphical image of an LCD is produced in rows and columns that can be selectively energized to form letters or pictures. A principal advantage of LCDs over other display technologies, such as LEDs, is the ability to include thousands or even millions of pixels in a single display, which allows for greater information content.

     There are two types of LCDs: passive matrix and active matrix. We manufacture passive matrix LCD displays, which are less complex and less expensive to manufacture. Currently, passive matrix LCDs are used in applications such as mobile handsets and PDAs, as well as in office equipment, data collection terminals, point-of-sale equipment, medical devices, transportation instrumentation and industrial instruments and controls and consumer electronics. Active matrix LCD, otherwise known as thin film transistor, or TFT, displays are relatively complex devices which we do not manufacture that require manufacturing operations involving very large capital investments. Other display technologies such as organic light-emitting diodes, or OLEDs, liquid-crystal-on-silicon, or LCOS, and plasma, along with other promising display technologies are also available or in development.

     Display Markets

     Displays are becoming a ubiquitous feature in many consumer, commercial and industrial products. OEMs increasingly believe that a display interface is important because it makes products more useful and easier to operate. In addition, the increasing complexity and functionality of handheld products, such as wireless computing and communication devices, require OEMs to increase the visual performance and information content of the displays incorporated into their products. At the same time, the market continues to demand that OEMs incorporate displays with reduced power requirements and lower costs. Custom LCDs address these requirements for high performance, increased information content, low power and low cost.

     OEMs often include in their products unique display modules and features as a means of differentiating their products from those of competitors. OEMs then make decisions about whether to use standard or custom display devices and whether to design and produce these devices in-house versus outsourcing design and/or production. OEMs often recognize that their greatest strengths are market recognition of their brand names, market research and product development expertise, as well as effective sales and distribution channels. OEMs also recognize that the time constraints and limitations of available resources often preclude them from maintaining the specialized in-house expertise and equipment necessary to design and manufacture custom devices. As a result, many OEMs outsource to us the design and production of display devices and components to focus their own resources on the areas where they have the greatest expertise and leverage of resources. Outsourcing allows them to gain access to specialized design and manufacturing technology and expertise, accelerate the design process, and reduce their own investment in equipment, facilities, and the personnel necessary for specialized design and production. These advantages allow OEM customers to maximize profitability and reduce risk and time to market, while capitalizing on economies of scale. In some cases, the outsourced functions include the original design of products.

     According to a November 2003 report by J.M. Dutton & Associates, the passive LCD market, where we currently focus our business, is estimated to be between $2 billion and $3 billion. The size of the LCD module market may be upwards of $100 billion annually and addresses growth areas such as cellular telephones, medical instruments and hand-held data collection devices, as well as benefits from the increased digitalization of data displays across many applications.

Our Strategy

     We are focused on expanding our position as a provider of LCD manufacturing services to major OEMs in two ways. We are dedicating significantly greater efforts to develop custom design and manufacture of LCD displays and display modules for our customers, areas in which profit margins are greater than standard LCDs and where we can exhibit our greatest strengths. We are also improving the range of technologies that we offer, such as the recent addition and subsequent expansion of Chip-on-Glass technologies. To achieve these objectives, we intend to continue to pursue the following strategies:

•	Target and establish close relationships with strong customers who have high-volume and multiple product needs. We target strong companies that we believe would benefit from our design and manufacturing services and seek to develop multiple programs for different product groups for those customers. Our sales and engineering staffs integrate their knowledge and expertise to demonstrate the benefits from working with us. We emphasize global account management to establish long-lasting customer relationships that emphasize complete product life-cycle solutions and to anticipate customer needs. To these ends, we have recently restructured our sales organization for greater efficiency and resource utilization.

•	Introduce new technologies that leverage our core competencies and result in near-term realizable revenue. We identify and utilize new technologies with near-term application by our customers. Our investments in new technologies are therefore customer-driven. We leverage our library of design, manufacturing and assembly processes. Our LCD capabilities include: twisted nematic, or TN, high performance twisted nematic, or HTN, supertwisted nematic, or STN, film compensated supertwisted nematic, or FSTN, and black mask color, in conjunction with assembly capabilities that include Surface Mount Technology, or SMT, Chip-on-Board, Chip-on-Flex and Chip-on-Glass, each of which assists in the production of complex components.

•	Maximize utilization of manufacturing capacity. We have been following a strategy of soliciting customers who respond to competitive pricing by placing large volume repeat orders with us, thus reducing our overhead absorption rates as we recover fixed capacity costs over a larger revenue base and incur fewer order setup costs. We are promoting shortened lead times and competitive pricing to win new business thereby optimizing our manufacturing capacity. Our larger and recurring orders lower our engineering, administrative and sales expenses.

•	Maintain low-cost manufacturing in China. All of our manufacturing facilities are located in China. China provides us with one of the lowest cost engineering and production work forces in the world, which in turn, allows us to pass on significant cost advantages to our customers and provides us the platform to compete with others manufacturing in China and other “low-cost” locations.

•	Produce high value-added electronic components and modules. We produce not only LCDs, but also LCD modules that are incorporated into different types of electronic products. As a result of our focus on high value-added subassemblies or modules that are integrated into complex products, we are able to achieve higher gross margins.

•	Produce high quality products at competitive prices. Given the intensely price sensitive nature of our industry, our goal is to manufacture high quality products at low cost for our customers. We believe that the quality of our manufacturing services is central to maintaining customer trust and loyalty, and we therefore strive to ensure that our design and production processes are of world-class standards. We have consistently met the stringent quality demands of our OEM customers. Our factories are certified under ISO 9001, the International Organization for Standardization’s highest quality standards. We are also QS9000 certified, which is the established standard for the automotive industry. Our principal manufacturing facilities located in Shenzhen are also certified under ISO 14001, the latest recognized quality standard, which provides a structured basis for environmental management and control.

•	Develop improved production techniques in collaboration with customers. We focus on collaborating with our customers to refine and improve the production methods employed for complex, yet proven production technologies rather than on the initial development of components or assemblies for which there is no established market. By doing this, we help our OEM customers enhance their product design, lower costs and improve yields. This strategy allows us to strengthen our relationships with our OEM customers. As a result, our customers allow us to use their proprietary production technologies in our assembly operations. These relationships allow us to focus our research and development efforts on process improvement and help limit our risks associated with new product introductions.

Our Customers

               OEM customers continue to adopt outsourcing strategies. We believe the main causes for this are:

•	Reduction of total production cost. OEMs continually need to reduce costs to remain competitive. Providers of components and modules manufacture products at reduced total costs to OEMs because higher volumes of manufacturing capacity lead to economies of scale, access to leading-edge procurement and inventory management capabilities, proficiency in purchasing materials and an emphasis on improvements to the entire supply chain. Contract manufacturing also enables OEMs to take advantage of producing in low-cost geographical regions.

•	Access to leading technologies. OEMs continually seek access to engineering expertise and manufacturing technologies necessary to build their increasingly complex products. OEMs are motivated to work with component manufacturers to gain access to their expertise in product design, assembly, manufacturing and testing technologies.

•	Acceleration of time-to-market. OEMs face the demands of increasingly shorter product life-cycles. OEMs can significantly improve product development cycles and shorten time-to-market by utilizing the expertise and manufacturing infrastructure of outsourced manufacturers, including capabilities relating to design and development.

•	Reduction of capital investment and shifting of fixed costs to variable costs. As electronics products have become more technologically advanced, the manufacturing process is requiring greater levels of investment in capital equipment. Outsourcing allows OEMs to lower their investment in inventory and manufacturing assets and shift more of their fixed costs to variable costs, thereby increasing their return on assets. As a result, OEMs can react more quickly to changing market conditions and allocate capital to other core activities such as sales and marketing and research and development.

     We derive approximately 92% of our business from 19 customers. Historically, we have had substantial recurring sales from one customer. Sales to that customer for the year ended October 31, 2003, year ended October 31, 2002 and the ten-months ended October 31, 2001, accounted for approximately 29%, 30%, and 35%, respectively, of total sales. Sales to our five largest customers accounted for 48%, 51%, and 57% of our net sales during the periods ended October 31, 2003, 2002 and 2001, respectively.

     Sales to our OEM customers are primarily based on purchase orders we receive from time to time rather than firm, long-term purchase commitments. Although it is our general practice to purchase raw materials only upon receiving a purchase order, for certain customers, we will occasionally purchase raw materials based on such customers’ rolling forecasts or anticipated orders. Uncertain economic conditions and our general lack of long-term purchase commitments from our customers make it difficult for us to accurately predict revenue over the longer term. Even in those cases where customers are contractually obligated to purchase products from us or repurchase unused inventory from us, we may elect not to enforce our contractual rights because of the long-term nature of our customer relationships and for other business reasons, and instead may negotiate with customers regarding particular situations.

Our Products and Services

     Our customers seek product differentiation. Custom-designed display modules provide them with the opportunity to differentiate their products on a cost-effective basis. We apply our design, manufacturing and assembly capabilities to develop custom displays and display modules, and together with our customers, create and implement engineering and product solutions with quick design turnaround and rapid prototyping. We are involved early with our customers’ product development cycles and continue with them through manufacturing, testing, logistics and distribution. We add value for our customers through our ability to integrate the design and production processes.

     Our products consist of TN, STN and FSTN LCDs and subassemblies, ranging from basic LCDs for calculators, watches and electronic games, to more complex products. These more complex devices are used in cellular telephones, electronic appliances, office equipment, hand held computers, automotive equipment and medical electronics and may be used in applications that require high multiplex rates and wide viewing angles. We are currently developing wide temperature LCD displays for automotive, appliance and outdoor utility meters; high density graphic displays for handheld computers, cellular phones and personal digital assistants; cold cathode and white LED backlighting for black and white, half tone and color displays; and custom Chip-on-Glass displays for consumer electronics and appliances. We design and manufacture value-added display modules with electronics, keypads, interface circuitry, back lighting and mounting hardware.

Our Design and Manufacturing Capabilities

     The typical cycle for a LCD product to be designed, manufactured and sold to an OEM customer varies substantially, ranging from a few days to several months, including the design, proof and production period. Initially, an OEM customer gathers data from its sales personnel for products in which there is market interest, including features and anticipated unit costs. The OEM customer then contacts us and possibly other prospective manufacturers, with forecasted total production quantities and design specifications or renderings. From that information, we then determine estimated component and materials costs. We then advise our OEM customer of the development costs, manufacturing charges (including molds and tooling, if applicable) and unit cost based on the forecasted production quantities desired during the expected production cycle.

     After we agree with the OEM customer on the quotation for the development and unit cost, we begin the LCD product development. The costs of LCD product development are either paid by the customer prior to development or built into the costs of manufacturing the product. Upon completion of the tooling, we produce samples of the product for the customer’s quality testing, and, once approved, commence mass production of the product. We expect to recover the development costs by the forging of a long-term customer relationship and through mass production, which allows us to amortize them over a period of time and over production quantity.

     We manufacture LCDs using glass, liquid crystal solution and polarizer. A TN type LCD is the most conventional and economical and is suitable for most common devices such as calculators and watches. TN type LCDs allow for clearer visibility and wider viewing angles than STN type LCDs. STN LCDs are suitable for use in devices such as pocket games and personal digital assistants. Our fully automated front-end processing line is capable of producing a monthly quantity of 35,000 panels measuring 14” by 16” each. Unit output varies depending on the size of the LCD and the quantity per panel. This usually is between 10 and 120 displays per panel. We also utilize the following production techniques:

•	Chip on Glass, or COG. COG is a process that connects integrated circuits directly to LCD panels without the need for wire bonding. We apply this technology to produce advanced LCD modules for high-end electronic products, such as cellular phones and PDAs. At October 31, 2003, we had three COG lines. These machines provide a total production capacity of up to 300,000 chip bonds per month.

•	Chip on Board, or COB. COB is a technology that utilizes wire bonding to connect large-scale integrated circuits directly to printed circuit boards. We use COB in the assembly of consumer products such as calculators, personal organizers and electronic appliances. At October 31, 2003, we had nine COB machines. These machines are fully automatic and use ultrasonic mounting technology and have a total production capacity of up to 400,000 chips per month.

•	Tape Automated Bonding with Anisotropic Conductive Film, or TAB with ACF. TAB with ACF is an advanced heat sealing technology that connects a liquid crystal display component with an integrated circuit in very small LCD modules, such as those used in cellular phones and pagers. At October 31, 2003, we had six systems of TAB with ACF machines. The machines provide a total production capacity of up to 500,000 seals per month.

•	Fine Pitch Heat Seal Technology, or FPHS. FPHS technology allows us to connect LCD displays to printed circuit boards produced by COB that enables very thin connections. This method is highly specialized and is used in the production of finished products such as PDAs. At October 31, 2003, we had 12 machines utilizing FPHS technology. The machines provide a total production capacity of up to 500,000 seals per month.

•	Surface Mount Technology, or SMT. SMT is a process by which electronic components are mounted directly on both sides of a printed circuit board, increasing board capacity, facilitating product miniaturization and enabling advanced automation of production. We use SMT for products such as electronic appliances. At October 31, 2003, we had three SMT production lines. Our total mounting capacity is 20,000,000 components per month.

Suppliers

     A substantial portion of our product costs stem from the purchase of components and raw materials. Raw materials are principally comprised of glass, liquid crystal solution and polarizer. Components include integrated circuits, printed circuit boards, resistors, capacitors, molded plastic parts and packaging materials. These are purchased from a variety of suppliers. We are dependent on certain key suppliers for sole source supplies of customer specified items. We generally base component orders on received purchase orders in an effort to minimize our inventory risk by ordering components and products only to the extent necessary. However, for certain customers and because of lead times, we may occasionally purchase components and/or raw materials based on such customer’s rolling forecasts or anticipated orders following a risk assessment.

     Certain components may be subject to limited allocation by certain of our suppliers. In our industry, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production of assemblies using scarce components. These supply shortages may contribute to an increase in our inventory levels and reduction in our margins. We expect that shortages and delays in deliveries of some components will continue to impact our industry, and we are striving to develop multiple sources of supply where possible.

Competition

     General competition in the outsourced manufacturing industry is intense and characterized by price erosion, rapid technological change and global competition from numerous companies. This highly competitive environment has resulted in pricing pressures that have reduced margins. We believe that the principal competitive factors in our targeted markets are product quality, pricing, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, technological sophistication and geographic location. The services we provide are available from many independent sources as well as from current and potential customers with in-house manufacturing capabilities or the resources to design and manufacture similar products themselves.

     We consider our primary competitors to be Three-Five Systems, Inc., Optrex America, Inc., Varitronix Ltd., Wintek Corporation, Truly Semiconductors Limited and other similar companies.

Quality Control

     We maintain strict quality control programs for our products, including the use of total quality management systems, or TQM, and advanced testing and calibration equipment. We audit our suppliers for quality and control, and our quality control personnel test incoming raw materials and components. During the production stage, our quality control personnel also test the quality of work-in-progress at several points in the production process. Finally, after the assembly stage, we conduct testing of finished products. We provide office space at our principal manufacturing facilities for representatives of some of our major customers to permit them to monitor production of their products, as well as to provide them access to our manufacturing personnel.

     All of our manufacturing facilities are certified under ISO 9001 quality standards, the International Organization for Standardization’s, or ISO’s, highest standards. The ISO is a Geneva-based organization dedicated to the development of worldwide standards for quality management guidelines and quality assurance. ISO 9001, which was the first quality system standard to gain worldwide recognition, requires an entity to gather, analyze, document and monitor its quality systems and make improvements where needed. Our certification under an ISO 9001 quality standard demonstrates that our manufacturing operations meet the most demanding of the established world standards. We are also certified with QS 9000 for automotive products, which qualify us to work with North American automakers. Our principal manufacturing facilities are also certified under ISO 14001 quality standards, which provide a structured basis for environmental management control. In addition, we sustain numerous customer qualification audits each year, many of which make additional recommendations and suggestions based on third-party experiences, which we evaluate and often subsequently adopt.

Sales and Marketing

     We focus on developing close relationships with our customers at the development and design phases and continuing throughout all stages of production. Sales and marketing operations are integrated processes involving a network of representatives, direct salespersons, sales engineers and senior executives covering North America, Asia and Europe. We direct our sales resources and activities at several management and staff levels within our customers and prospective customers. We receive inquiries resulting from our representatives, word of mouth, from public relations activities, our website and through referrals from current customers. We evaluate these opportunities against our customer selection criteria and assign either a representative or a direct salesperson.

Backlog

     As of December 31, 2003, we had a backlog of orders of approximately $13.3 million, as compared with a backlog of $3.5 million as of December 31, 2002. Our backlog consists of product orders for which confirmed purchase orders have been received and that are scheduled for shipment within 12 months. Orders are given with an average of twelve weeks lead time though there is considerable variation. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

Research and Development

     We currently invest in research and development for design, development, manufacturing and assembly technology when we can identify near-term market applications that stem directly from such investments. New, customer-driven technologies provide us with the potential to offer better and more technologically advanced services to our OEM customers while providing returns on the investments. We plan to continue acquiring advanced design equipment and to enhance our technological expertise through continued training of our engineers and further hiring of qualified system engineers. These improvements are intended to enhance the speed, efficiency and quality of our assembly processes.

Intellectual Property

     We rely upon a combination of trade secrets, industry expertise, confidential procedures and contractual provisions to protect our intellectual property. Our core business is not dependent on any material patents, licenses or trademarks.

Geographic Markets

     The approximate percentages of our net sales to customers by geographic area are based upon shipping destination of product and are set forth below for the periods indicated:

Revenues	Fiscal Period Ended October 31

	2003	2002	2001

United States	$10,824	$11,266	$7,642
Hong Kong (including China)	4,916	6,753	5,634
Asia (excluding Hong Kong and China)	4,538	2,183	490
Europe	1,690	566	407
Other	878	160	485

	$22,846	$20,928	$14,658

Employees

     As of October 31, 2003, we employed approximately 1,800 persons, 10 of whom are based in the U.S., one in the U.K. and the remainder in China and Hong Kong. We consider our relationships with employees to be good and believe that the compensation provided to our employees is comparable to similar employers in the same geographic market and industry. We are not a party to any material labor contracts. We have experienced no significant labor stoppages. This situation may not continue in the future and any labor difficulties could lead to increased costs and/or interruptions in our production. We are subject to labor laws in each location and have to expend certain resources in order to comply with local legislation and regulations. In China in particular, these laws may change or the interpretation may change over time and could have a material impact on our profitability.

ITEM 2. PROPERTIES.

     Our manufacturing facilities consist of three buildings totaling approximately 270,000 square feet situated on four acres of leased land in an industrial suburb of Shenzhen, Southern China known as Heng Gang. These facilities are located 30 minutes from the center of the city of Shenzhen and about one hour from Hong Kong. The buildings are approximately twelve years old, and the LCD production line is approximately five years old. Only the state may own land in China. Therefore, we lease the land under our facilities, and our lease agreement gives us the right to use the land for 50 years at an annual rent of $2,200, subject to certain periodic rent increases, and will expire in 2049. At the end of the lease term, all improvements we have made will revert to the lessor. We also lease dormitory facilities for our production employees on an adjacent property and ancillary accommodations in the area for senior staff at a current cost of $256,800 per year from the Heng Gang Village Commune.

     We also operate our own diesel power plant for generation of the power requirements of the manufacturing facilities and have environmental obligations with regard to the plant. Our operations generate small amounts of hazardous and/or toxic waste as manufacturing by-products, including various gases, epoxies, inks, solvents and other wastes. As our operations expand, the amount of such waste produced is likely to increase. We must expend resources to comply with all applicable environmental regulations. We believe that all hazardous and/or toxic waste is being stored, used and disposed of in accordance with applicable current laws.

     Our corporate headquarters are located in an industrial park in Rocklin, California in a space of 4,700 square feet. The lease expires in April 2005, and the rent is currently $73,000 per year for the remainder of the lease. We pay a proportionate share of operating expenses for the facilities of approximately $12,400 per year. We lease an office in Hong Kong. The rent and management fee is $22,000 per year and the lease expires in February 2005. We also lease office space on short term leases for our sales offices in Ann Arbor, Michigan and Woking, Surrey, United Kingdom.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any legal proceedings except as described below, and there are no material legal proceedings pending with respect to our property, though from time to time, we may be involved in routine litigation incidental to our business. The following matter pertains to our predecessor entities, Morrow Snowboards, Inc. and Granite Bay Technologies, Inc., with regard to our predecessor’s discontinued snowboard business:

     Nicolas Steenolsen vs. Squaw Valley Ski Corporation, Granite Bay Technologies, Inc., Morrow Snowboards, Inc., International DisplayWorks, Inc., et al., Superior Court of California, Los Angeles County, Case No. BC243817. The case is a complaint for personal injuries, which arose from plaintiff’s use of a snowboard allegedly manufactured by Morrow Snowboards, Inc. The complaint seeks unspecified general damages and unspecified past and future medical expenses. We are defending the action. The Court ordered the parties to mediation, with costs to be split by all parties. The Court set a trial date of April 6, 2004. On January 22, 2004, Squaw Valley Ski Corporation filed a cross-complaint against us for equitable contribution. There is no basis for determining the amount of damages or probability of outcome at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of our security holders during the fourth quarter ended October 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the OTC Bulletin Board under the symbol “IDWK.” As of October 31, 2003, there were approximately 2,500 registered holders of our common stock. As many of the shares of common stock are held in street name, there may be additional beneficial holders of our common stock. As of January 27, 2004, a total of 3,543,702 shares of our common stock underlie outstanding options and warrants.

     The following table shows the range of high and low bid as reported by the OTC Bulletin Board for the time periods indicated:

	Low	High

Fiscal 2003:
Fourth Quarter (to October 31)	$0.26	$0.51
Third Quarter (to July 31)	$0.24	$0.40
Second Quarter (to April 30)	$0.16	$0.51
First Quarter (to January 31)	$0.14	$0.35
Fiscal 2002:
Fourth Quarter (to October 31)	$0.17	$0.32
Third Quarter (to July 31)	$0.19	$0.48
Second Quarter (to April 30)	$0.30	$0.46
First Quarter (to January 31)	$0.21	$0.51

Dividends

     We have paid no dividends on our common stock since our inception and may not do so in the future. For the foreseeable future, we expect any earnings will be retained to finance the growth of the Company.

Recent Sales of Unregistered Securities

     During the fourth quarter ended October 31, 2003, we have sold and issued the following securities:

     1.     Between July 2003 and August 2003, the Company sold additional units with net proceeds totaling $1,000,000. Each unit offering consisting of debt instruments and warrants to purchase shares of common stock of the Company equal to 20% of the investment amount. Under the debt instruments, the Company will pay interest only payments each month at a rate of 12% per year and the total amount borrowed is due on December 31, 2004. The warrants are exercisable for $0.35 per share for a period of 3 years. There was no broker or placement agent in this transaction.

     2.     In September 2003, the Company closed a private placement of 1,666,667 shares of common stock at $0.30 per share. The Company’s net proceeds from the offering were $500,000.10. There was no broker or placement agent in this transaction.

     3.     In December 2003, the Company completed a private financing of 3,333,335 shares of common stock at $1.50 per share. The Company’s net proceeds from the offering were $5,000,002.50. Roth Capital Partners, LLC acted as the placement agent for the financing and received an eight percent (8%) fee based on gross proceeds and a five (5) year warrant to purchase 166,666 shares of common stock at $1.75 per share.

     The sales and issuances of common stock, debt instruments and warrants to purchase common stock in private placements listed above were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     We derived the consolidated statements of income and balance sheet data presented below as of and for the years ended October 31, 2003 and 2002, the ten months ended October 31, 2001 and the eleven months ended December 31, 2000, from our audited consolidated financial statements. We derived the consolidated statements of income and balance sheet data presented below as of January 1, 2000 from the audited consolidated financial statements of our predecessor, whose operations were discontinued in 1999. We began our current operations on February 1, 2000. You should read this summary of consolidated financial information with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation”

and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

(in thousands, except per share data)

	October	October	October	December	January 1,
	31, 2003	31, 2002	31, 2001	30, 2000	2000
	(twelve	(twelve	(ten	(eleven	(discontinued
	months)	months)	months)	months)	operations)

Net sales	$22,846	$20,928	$14,658	$17,804	$—
Gross profit	5,246	5,198	3,190	5,211	—

Loss from continuing operations	(808)	(6,942)	(2,571)	(3,499)	(374)
Loss from discontinued operations, net of income taxes	—	—	—	(581)	(3,276)
Net loss	$(808)	$(6,942)	$(2,571)	$(4,080)	$(3,650)

Net loss per share
Basic	$(0.04)	$(0.36)	$(0.14)	(0.23)	$(0.57)

Diluted	$(0.04)	$(0.36)	$(0.14)	$(0.23)	$(0.57)

Weighted average number of shares used in computing per share amounts
Basic	19,448,718	19,207,246	19,192,611	17,482,583	6,377,556

Diluted	19,448,718	19,207,246	19,192,611	17,482,583	6,377,556

	October	October	October	December	January 1,
	31, 2003	31, 2002	31, 2001	30, 2000	2000

Consolidated Balance Sheet Data
Cash and cash equivalents	$1,178	$1,556	$982	$885	$1,930
Net current assets from continuing operations	9,264	6,618	5,950	6,151	2,111
Property, plant and equipment, net	4,796	5,197	6,389	7,297	2,332
`Total assets from continuing operations	14,060	11,815	18,058	19,543	3,061
Current liabilities	7,959	6,093	5,861	5,631	6,172
Long-term debt and capital lease obligations, net of current portion	1,876	1,280	807	201	2,404
Stockholders’ equity	4,224	4,442	11,390	13,735	4,603

QUARTERLY FINANCIAL DATA
(In thousands)

				Diluted	Basic
			Net	Earnings	Earnings
			Earnings	(Loss) Per	(Loss) Per
	Sales	Gross Profit	(Loss)	Share	Share

October 31, 2003
First Quarter	$5,121	$1,492	$24	$0.00	$0.00
Second Quarter	4,688	931	(628)	(0.03)	(0.03)
Third Quarter	5,889	1,305	(314)	(0.02)	(0.02)
Fourth Quarter	7,148	1,518	110	0.01	0.01

Total (twelve months)	$22,846	$5,246	$(808)	$(0.04)	$(0.04)

October 31, 2002
First Quarter	$4,611	$1,155	$(299)	$(0.02)	$(0.02)
Second Quarter	5,584	1,383	(178)	(0.01)	(0.01)
Third Quarter	5,316	1,321	(347)	(0.02)	(0.02)
Fourth Quarter	5,417	1,339	(6,118)	(0.32)	(0.32)

Total (twelve months)	$20,928	$5,198	$(6,942)	$(0.36)	$(0.36)

October 31, 2001
First Quarter	4,109	960	(710)	(0.04)	(0.04)
Second Quarter	4,843	1,223	(540)	(0.03)	(0.03)
Third Quarter	4,579	975	(861)	(0.04)	(0.04)
Fourth Period	1,127	32	(460)	(0.02)	(0.02)

Total (ten months)	$14,658	$3,190	$(2,571)	$(0.14)	$(0.14)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,” “expects,” “may,” “will,” “should,” “forecast,” or “anticipates,” or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors.” This section should be read in conjunction with our consolidated financial statements.

     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the year ended October 31, 2003, the year ended October 31, 2002, and the ten-months ended October 31, 2001.

Overview

     We manufacture LCDs and LCD modules and assemblies for major OEMs, and offer design and engineering services related to those products. Our target OEM customers operate in the telecommunications, automotive, medical, computing, office equipment, home appliance and consumer electronics industries. Our components and modules are used in various electronic products, including cellular phones and other wireless communication devices. Developments in our industry over the past years has resulted in lower costs for displays. As a result of the decreased costs and thus prices for LCDs, new display designs and applications are being incorporated into products in new market segments.

     During the past several years, we have focused our efforts on decreasing costs and streamlining our corporate structure, while focusing on development of new key customers with high volume, multi-product needs for displays and display modules. We also strengthened our core engineering competencies and manufacturing processes, enabling us to improve our margins, predominantly through higher yields in the manufacturing process. We also began to engage our customers at the design phase and emphasized our engineering design capability and product quality to facilitate product changes and the effective rollout of new products for our customers. More recently, with our expanded base of strong customers, our focus has begun to shift to servicing those customers through continual product changes and development of new products. We believe that our emphasis on engineering and process manufacturing will allow us to continue to maintain high yields that will translate into competitive pricing and maximization of margins in our industry.

     Our production is typically based on purchase orders received from customers. However, for certain customers we may purchase raw materials based on non-binding forecasts or in anticipation of orders for products, consistent with our involvement with the customer. We generally do not obtain long-term commitments from our customers and economic changes in a customer’s industry could impact our revenue in any given period. One of our risks in manufacturing results from inventory that may become obsolete due to customer product changes and discontinuation of old products for next generation products. We manage this risk through customer forecasts and our involvement in product changes and engineering. Our design and engineering services also allow us to better understand and meet our customers’ needs and anticipate industry changes that might impact our inventory and purchasing decisions. Although increases in labor costs and other charges may impact cost of sales, our yield rate is one of the most significant factors affecting our manufacturing operations and results.

     We are ISO certified and emphasize our quality and manufacturing processes, and we are generally pre-qualified through quality inspections by our significant customers. We emphasize incoming quality inspection and in-process inspection to improve yield and reduce warranty claims and product returns. We believe that our quality and manufacturing processes are our core strengths. We do not anticipate any change in our practices and consider our investment in our engineering and quality departments as a continuing cost of doing business. We believe our current facilities and resources are adequate to sustain higher sales volume and growth.

     With the increase in key customers that we anticipate will result in high volume sales, we intend to emphasize our design engineering, process engineering and quality efforts to drive increased sales in conjunction with our sales and marketing efforts, often working with our customers in teams that will include engineering input and support at early phases.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition presented in this section are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the U.S. During the preparation of our financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pensions and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

     We recognize revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements.” SAB No. 101 requires that revenue be recognized when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	Price to the customer is fixed or determinable; and

•	Collectability is reasonably assured.

     We recognize revenue from the sale of our products when the products are shipped from our factories in China, provided collectability is reasonably assured from the customer. Sales revenue is recorded net of discounts and rebates except for prompt payment discounts, which are accounted for as an operating expense. Returns and adjustments are booked as soon as they have been assessed for validity.

Accounts Receivable

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on the weighted average-cost basis. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead. Provisions are made for obsolete or slow moving inventory based on management estimates.

Income Taxes

     Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At October 31, 2003, we had approximately $9,373,000 of net operating loss carry forward available for use resulting in approximately $3,700,000 of deferred tax assets. We have provided a valuation allowance of 100% of the $3,700,000 based primarily on our history of losses.

Results of Operations

Comparison of the year ended October 31, 2003 to the year ended October 31, 2002

     Net sales – Net sales for the fiscal year ended October 31, 2003 increased 9.2% to $22,846,000 from $20,928,000. Our new European customer accounted for the majority of the increase. We have restructured our sales operation to focus on specific multinational customers in expanded geographic markets. Our new European customer was derived as a direct result of our new focus.

     Cost of sales – Cost of sales increased 1.8% to 77.0% of net sales for the fiscal year ended October 31, 2003 from 75.2% of net sales for the fiscal year ended October 31, 2002. 1.5% of the increase can be attributed to increased material costs resulting from a change in product mix related to production for our new European customer, 1.2% of the increase to direct labor costs caused by the use of overtime to meet delivery schedules required in part due to a recruitment ban imposed by the Chinese government during the SARS crisis and 0.8% of the increase to transportation costs, offset by a 1.5% decrease in depreciation charges.

     General and administrative expenses – General and administrative expenses were $3,637,000 for the fiscal year ended October 31, 2003, and $4,036,000 for the fiscal year ended October 31, 2002, a decrease of 9.9%. The decrease is primarily attributed to a decrease in amortization expense related to our goodwill which was written off at the end of fiscal 2002. Significant elements of this expense include employee related expenses of $1,753,000, professional fees of $360,000, rent, telephone and utilities of $183,000, insurance of $222,000, and local Chinese government fees of $197,000.

     Selling, marketing, and customer service – Selling, marketing, and customer service expenses were $1,655,000 for the fiscal year ended October 31, 2003, and $1,562,000 for the fiscal year ended October 31, 2002, an increase of 6.0%. These increases can be attributed to the opening of the Ann Arbor, Michigan and Woking, Surrey, United Kingdom sales offices in June and July 2003, respectively. Significant elements of this expense consist of employee related expenses of $659,000, commission expense of $498,000 and rent of $71,000. We believe the increase in sales and marketing expense is consistent with the anticipated revenue growth through new customers; however, we will continue to monitor sales and marketing expenses as a percentage of revenue.

     Engineering, advanced design and project management expenses – Engineering, advanced design and project management expenses were $593,000 for the fiscal year ended October 31, 2003, and $691,000 for the fiscal year ended October 31, 2002, a decrease of 14.2%. The decrease is attributable to lower salary costs realized by replacement of expatriate engineering staff with Chinese based staff. We anticipate increases in engineering related costs associated with design and process engineering services to our clients, as well as our efforts to team engineers with our sales and marketing efforts to service our new and existing client base.

     Impairment of goodwill – In October 2001, we merged into our predecessor and were the surviving corporation. In accordance with the provisions of SFAS No. 121, we were required to periodically review the operating environment and our performance to determine if there are any grounds for reviewing the carrying value of goodwill and whether impairment may exist.

     In October 2002, we applied the provisions of SFAS No. 121 to goodwill and recorded an impairment charge of $5,287,000, which eliminated all of our remaining goodwill and included this charge as a component of operating expenses in fiscal 2002.

     Goodwill was being amortized on a straight-line basis over 15 years. Amortization expense charged to operations was $432,000 for the period ended October 31, 2002.

     Impairment of machinery – Pursuant to the provisions of SFAS No. 121, a review of the carrying value of long lived assets in the fourth quarter of fiscal 2002 concluded that we could not be certain to recommence the use of certain equipment that was decommissioned when it became more economical to outsource rather than manufacture in house, nor did we foresee significant proceeds from the sale of such equipment. Therefore, an impairment charge of $270,000 was recorded in fiscal 2002. Reviews in the fiscal 2003 did not reveal the need for further reductions in the carrying value of fixed assets, thus there was no fixed asset impairment charge recorded in the fiscal year ended October 31, 2003, pursuant to SFAS No. 144, which superseded SFAS No. 121.

     Interest expense – Interest expense decreased to $389,000 for the fiscal year ended October 31, 2003, from $464,000 for the year ended October 31, 2002 a decrease of 16.2%. Although there was an increase in debt in fiscal 2003 over 2002, the overall decrease in interest expense is primarily due to a reduction in the average outstanding debt during the year as new debt was added in the fourth quarter of 2003.

     Other income – Other income for the fiscal year ended October 31, 2003 was $220,000. The significant components included a write-back of $150,000 of accrued expenses related to previous operations and $63,000 received from a sublet of leased property. Other income for the fiscal year ended October 31, 2002 was $170,000.

     Net loss – The net loss for the year was $808,000. This was a 41.7% decrease compared to the net loss from the fiscal period ended October 31, 2002 of $1,385,000 before the write off of goodwill of $5,287,000 and the impairment of machinery of $270,000. The net loss for the year ended October 31, 2002 was $6,942,000, including impairment charges for the write off of all goodwill at the year end and the charge for the impairment of machinery. The 9.2% increase in sales and the 6.4% decrease in operating expenses were significant contributors to the reduction in the net loss.

Comparison of the Periods Ended October 31, 2002 and October 31, 2001

     Net sales - Net sales for the fiscal year ended October 31, 2002 were $20,928,000 and for the ten months ended October 31, 2001 were $14,658,000, an annualized increase of 19%. This increase can be attributed to our overall sales effort in all market areas.

     Cost of sales - Cost of sales decreased to 75.2% of net sales for the fiscal year ended October 31, 2002 from 78.2% for the ten months ended October 31, 2001. This decrease can be attributed to our overall cost containment programs implemented at the end of fiscal year 2001 and absorption of fixed overhead over increased production.

     General and administrative – General and administrative expenses were $4,036,000 for the fiscal year ended October 31, 2002 and $4,071,000 for the ten months ended October 31, 2001, an annualized decrease of 17.4%. The decrease can be attributed to the downsizing of the Rocklin and Hong Kong administrative offices at the end of fiscal 2001. Significant elements of this expense include employee related expenses of $1,600,000, professional fees of $406,000, amortization of goodwill of $432,000, rent and utilities of $172,000, insurance of $191,000, local Chinese government fees of $197,000 and bad debt expense of $77,000.

     Selling, marketing and customer service – Selling, marketing and customer service expenses were $1,562,000 for the fiscal year ended October 31, 2002 and $1,231,000 for the ten month fiscal period ended October 31, 2001, an annualized increase of 5.7%. Significant elements of this expense consist of employee related expenses of $580,000, commission expense of $575,000 and rent of $71,000. The increase is largely attributable to higher commission from the increased sales volume.

     Engineering, advanced design and project management – Engineering, advanced design and project management expenses were $691,000 for the fiscal year ended October 31, 2002 and $901,000 for the ten month fiscal period ended October 31, 2001, an annualized decrease of 36.1%. The significant decrease was due to the relocation of design and project management to China resulting in lower engineering salary costs. Significant elements of this expense include employee related expenses of $645,000 and travel and lodging of $40,000.

     Impairment of goodwill – In October 2001, we merged into our predecessor and were the surviving corporation. In accordance with the provisions of SFAS No. 121, we were required to periodically review the operating environment and our performance to determine if there are any grounds for reviewing the carrying value of goodwill to determine whether impairment may exist.

     In October 2002, we applied the provisions of SFAS No. 121 to goodwill and recorded an impairment charge of $5,287,000, which eliminated all of our remaining goodwill and included this charge as a component of operating expenses in fiscal 2002.

     Goodwill was being amortized on a straight-line basis over 15 years. Amortization expense charged to operations was $432,000 for the period ended October 31, 2002.

     Impairment of machinery – Pursuant to the provisions of SFAS No. 121 a review of the carrying value of long lived assets in the fourth quarter of fiscal 2002 concluded that we could not be certain to recommence the use of certain equipment that was decommissioned when it became more economical to outsource rather than manufacture in house, nor did we foresee significant proceeds from the sale of such equipment. Therefore, an impairment charge of $270,000 was recorded in fiscal 2002.

     Interest expense – Interest expense reduced to $464,000 for the fiscal year ended October 31, 2002, from $530,000 for the ten months ended October 31, 2001, a reduction of 27% on an annualized basis. The overall decrease in interest expense is primarily due to a reduction in outstanding loan notes in the year and a reduction in the fixed commitment fee on a factoring line.

     Other income – Other income for the fiscal year ended October 31, 2002 was $170,000. The significant element included in other income was rental received from a sublet of leased property of $63,000, duty drawback and bad debt recovery of $52,000. In the ten months ended October 31, 2001, other income was $972,000, which included a gain on the issue of common stock from the settlement of a put option, rental income from subleased property, duty draw back and insurance refunds.

     Net loss – The net loss for the year was $6,942,000, including impairment charges for the write off of all goodwill at the year end and the charge for the impairment of machinery. Without the write off of goodwill and impairment charge, the net operating loss would have been $1,385,000 compared to $2,571,000 for the ten months to October 31, 2001. This improvement is primarily due to a 3% increase in margin and a volume increase in sales of 17% on an annualized basis.

Liquidity and Capital Resources

     Since we acquired our Chinese manufacturing operations in 2000 and thereby entered the LCD business, our cash flow from operations has, taken as a whole, been negative. With the acquisition we were short of liquidity, had low utilization of our capacity and large fixed overhead expenses, a poor quality customer base and disaffected suppliers. We also faced a significant downturn in our industry subsequently compounded by the events of September 11, 2001, the Iraqi war and the impact of SARS. Our share price was negatively impacted rendering equity financing unattractive.

     In the year ended December 30, 2000, we sustained a loss of $4,080,000. In the ten months ended October 31, 2001, we sustained a loss of $2,571,000. In the fiscal year 2002, we considered it necessary, after evaluation, to write down our goodwill stemming from the acquisition and to write down certain assets incurring a total charge of $5,989,000, which contributed to a total loss of $6,942,000, including a loss of $953,000 from other activities. In the fiscal year ended October 31, 2003, we sustained a loss of $808,000. Our total loss since entering the LCD business has been $13,820,000, which when combined with losses from the snowboard and apparel businesses of our predecessor resulted in an accumulated deficit of $37,653,000.

     Adjusted for non-cash items, the above losses resulted in a cash outflows in the year ended December 31, 2000 of $1,742,000 and in the ten months ending October 31, 2001 of $1,252,000 and cash inflows in the year ended October 31, 2002 of $135,000 and in the year ended October 31, 2003 of $106,000. Thus, the net cash outflow from the total loss of $13,820,000 discussed above was $2,753,000. This was financed by the issue of promissory notes, the majority of which were to executives and related parties, and financing of our receivables from an asset based line for U.S. domestic customers and a factoring line for Hong Kong customers.

     At October 31, 2002, we had $602,000 of debt due within a year and a further $1,280,000 due thereafter. We met our repayment obligations as they fell due, and in the summer we successfully raised $1,000,000 in debt and $500,000 in equity. This has resulted in repayment obligations at October 31, 2003 of $502,000 within one year and $1,877,000 thereafter in addition to $1,051,000 on our credit line.

     Subsequent to the fiscal year ended October 31, 2003, on December 23, 2003, we successfully completed a $5,000,000 private placement through the sale of 3,333,335 shares of our common stock.

     We believe that we will achieve positive operating cash flows in the upcoming fiscal years based on current market conditions and our performance. We have commenced investment in Chip-on-Glass, a relatively new LCD technology for which we believe there is considerable customer demand and which commands a higher margin than our existing technologies. We are analyzing our market and our position with in it and considering what investments may be appropriate given the risks disclosed in the document and the opportunities that may be available. We have not commenced negotiations to extend or replace our obligations, and there can be no certainty that we would be successful should we seek to do so. However, we believe that, in the absence of new projects our resources as outlined above will be sufficient to meet our obligations as they fall due. We may conclude that opportunities exist such that we will wish to make investments in excess of existing resources and will do so if, taking into account the risk, these have the probability of providing positive returns.

RISK FACTORS

     Investment in our common stock involves risk. You should carefully consider the risks we describe below before deciding to invest. The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this report, including our consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the U.S. Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. This discussion contains forward-looking statements.

Risks Related to Our Business

Adverse trends in the electronics industry may adversely affect our operating results.

     Our business depends on the electronics industry, which is subject to rapid technological change, short product life cycles and margin pressures. In addition, the electronics industry historically has been cyclical and subject to significant downturns characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity. Economic conditions affecting the electronics industry in general or our major customers may adversely affect our operating results. If our customers’ products fail to gain widespread commercial acceptance, become obsolete, or otherwise suffer from low sales volume, our business and operating results would be negatively impacted.

A few customers and applications account for a significant portion of our sales.

     In fiscal 2003, five customers contributed 48% of total sales revenue, including one customer which contributed 29% of our revenue. This compares with fiscal 2002 when five customers contributed 51% of our total sales revenue and one customer contributed 30% of our revenue. Under present conditions, the loss of any one of these customers could have a material effect on our performance, liquidity and prospects. To reduce this risk, we continue to emphasize custom devices for which customer relationships are generally longer term with lower probability of cancellation.

We do not have long-term purchase commitments from our customers and may have to rely on customer forecasts.

     Custom manufacturers for OEMs must provide increasingly rapid product turnaround and respond to increasingly shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce or delay orders. Cancellations, reductions or delays by a significant customer or by a group of customers would result in reduced revenue and could result in excess and obsolete inventory and/or unabsorbed manufacturing capacity, which could adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. Although we have increased our manufacturing capacity, we may lack sufficient capacity at a given time to meet our customers’ demands if they exceed anticipated levels. We strive for rapid response to customer demand, which can lead to reduced purchasing efficiency and increased material costs.

     Our customers generally do not provide us with firm, long-term volume purchase commitments. In addition, the worldwide economic slowdown commencing in 2001 led to radically shortened lead times on purchase orders as rapid product cycles became the norm. Although we sometimes enter into manufacturing contracts with our customers, these contracts clarify order lead times, inventory risk allocation and similar matters rather than provide firm, long-term commitments. As a result, customers can generally cancel purchase commitments or reduce or delay orders at any time. The large percentage of our sales to customers in the electronics industry, which is subject to severe competitive pressures, rapid technological change and product obsolescence, increases our inventory and overhead risks.

     In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs, and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately the future requirements of those customers. Because many of our costs and operating expenses are fixed, a reduction in customer demand can harm our gross margins and operating results. In order to transact business, we assess the integrity and creditworthiness of our customer and may, based on this assessment, agree to amortize design, development and set up costs over time and enter into commitments with suppliers. Such assessments are not always accurate and expose us to potential costs, including the write off of costs incurred and inventory obsolescence. We may also occasionally place orders with suppliers based on a customer’s forecast or in anticipation of an order. Additionally, from time to time, we may purchase quantities greater than customer orders to secure more favorable pricing, delivery or credit terms. These purchases can expose us to losses from cancellation costs, inventory carrying costs or inventory obsolescence.

Failure to optimize our manufacturing potential and cost structure could materially and adversely affect our business and operating results.

     We strive to fully utilize the manufacturing capacity of our facilities but may not do so on a consistent basis. Our factory utilization is dependent on our success in accurately forecasting demand, predicting volatility, timing volume sales to our customers, balancing our productive resources with product mix, and planning manufacturing services for new or other products that we intend to produce. Demand for contract manufacturing of these products may not be as high as we expect, and we may fail to realize the expected benefit from our investment in our manufacturing facilities. Our profitability and operating results are also dependent upon a variety of other factors, including: utilization rates of our manufacturing lines, downtime due to product changeover, impurities in raw materials causing shutdowns, and maintenance of contaminant-free operations.

     Moreover, our cost structure is subject to fluctuations from inflationary pressures in China and other geographic regions where we conduct business. China is currently experiencing dramatic growth in its economy. This growth may lead to continued pressure on wages and salaries that may exceed increases in productivity. In addition, these may not be compensated for and may be exacerbated by currency movements. We are also exposed to movement in commodity prices, particularly diesel fuel, which is used to power our manufacturing facilities.

We face intense competition, and many of our competitors have substantially greater resources than we do.

     We operate in a competitive environment that is characterized by price deflation and technological change. We compete with major international and domestic companies. Our major competitors include Three-Five Systems, Inc., Optrex America, Inc., Varitronix, Ltd., Wintek Corporation, Truly Semiconductors Limited, and other similar companies primarily located in Japan, Taiwan, Korea, Hong Kong and China. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. Many competitors have production lines that allow them to produce more sophisticated and complex devices than we do and to offer a broader range of display devices to our target customers. Other emerging companies or companies in related industries may also increase their participation in the display and display module markets, which would intensify competition in our markets.

We depend on the market acceptance of the products of our customers.

     Currently, we do not sell products to end users. Instead, we design and manufacture various display product solutions that our customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers’ products. Any significant slowdown in the demand for their products would adversely affect our business. Therefore, we must identify industries that have significant growth potential and establish strong, long-term relationships with OEMs in those industries. Our failure to identify potential growth opportunities or establish these relationships would adversely affect our business.

We extend credit to our customers and may not be able to collect all receivables due to us.

     We extend credit to our customers based on assessments of their financial circumstances, generally without requiring collateral. Our overseas customers may be subject to economic cycles and conditions different from those of our U.S. customers. We may also be unable to obtain satisfactory credit information or adequately secure our credit risk for some of these overseas customers. The extension of credit presents an exposure to risk of uncollected receivables. Additionally, the collectable amounts may not realize the amounts anticipated in U.S. dollar terms when denominated in a foreign currency. Our inability to collect on these accounts may also have an effect on our immediate and long term liquidity as we borrow under an asset based credit line, under which uncollected receivables are a major asset and indicator of performance to our lender and our profitability.

We may need to produce higher-end products to remain competitive.

     Our future success may be partly dependent upon our ability to effectively offer higher-end products that we do not currently supply, including color super twisted neumatic, or CSTN, thin film transistor, or TFT, and organic liquid emissive displays, or OLED, as we believe the high volume markets are moving in these directions. If we fail to offer more complex higher-end products that are desired by the marketplace, our competitive position could decline.

The growth of our business depends on our ability to finance new products and services.

     We operate in a rapidly changing industry. Technological advances, the introduction of new products and new design and manufacturing techniques could adversely affect our business unless we are able to adapt to the changing conditions. To remain competitive, we must continue to incur significant costs in product development, equipment, facilities and invest in working capital. These costs may increase, resulting in greater fixed costs and operating expenses. As a result, we could be required to expend substantial funds for and commit significant resources to the following:

•	research and development activities on existing and potential product solutions;

•	additional engineering and other technical personnel;

•	advanced design, production and test equipment;

•	manufacturing services that meet changing customer needs;

•	technological changes in manufacturing processes; and

•	manufacturing capacity.

     Our future operating results will depend to a significant extent on our ability to continue to provide new product solutions and electronic manufacturing services that compare favorably on the basis of time to market, cost and performance with the design and manufacturing capabilities of OEMs and competitive third-party suppliers and technologies. Our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results.

We are subject to lengthy development periods and product acceptance cycles.

     We sell our products and services to OEMs, who then incorporate them into the products they sell. OEMs make the determination during their product development programs whether to incorporate our products and services or pursue other alternatives. This requires us to make significant investments of time and resources well before our customers introduce their products and before we can be sure that our efforts will generate any significant sales or that we will even recover our initial investment of time and resources.

     During a customer’s entire product development process, we face the risk that our products will fail to meet technical, performance or cost requirements or that they could be replaced by competing products. Even if we complete our design or production processes in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events could adversely affect our operating results. The lengthy development period also means that it is difficult to immediately replace unexpected losses of existing or expected business.

We are subject to lengthy sales cycles.

     Our focus on developing a customer base that requires custom displays and devices means that it may take longer to develop strong customer relationships or partnerships. Moreover, factors specific to certain industries also have an impact on our sales cycles. In particular, those customers who operate in or supply to the medical and automotive industries require longer sales cycles as qualification processes are longer and more rigorous, often requiring extensive field audits. These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue to us, if at all.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and customer claims.

     We manufacture products to our customers’ requirements, which can be highly complex and may at times contain design or manufacturing errors or failures. Any defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in returns, claims, delayed shipments to customers or reduced or cancelled customer orders. If these defects occur, we will incur additional costs, and if in large quantity or too frequent, we may sustain additional costs, loss of business reputation and may incur liability.

We could become involved in intellectual property disputes.

     We do not have any patents, licenses or trademarks material to our business. Instead, we rely on trade secrets, industry expertise and our customers’ sharing of intellectual property with us. We do not knowingly infringe patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of money to defend a claim, develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even without merit, could result in substantial costs and diversion of our resources and could materially and adversely affect our business and operating results.

Our customers may decide to design and/or manufacture the products that they currently purchase from us.

     Our competitive position could also be adversely affected if one or more of our customers decide to design and/or manufacture their own displays and display modules. We may not be able to compete successfully with these in-house developments by our customers.

We may develop new products that may not gain market acceptance.

     We operate in an industry characterized by frequent and rapid technological advances, the introduction of new products and new design and manufacturing technologies. As a result,

we may be required to expend funds and to commit resources to research and development activities, possibly requiring additional engineering and other technical personnel; new design, production, and test equipment; and continually enhancing design and manufacturing processes and techniques. We may invest in equipment employing new production techniques for existing products and new equipment in support of new technologies that fail to generate adequate returns on the investment due to insufficient productivity, functionality or market acceptance of the products for which the equipment may be used. We could therefore incur significant sums in design and manufacturing services for new product solutions that do not result in sufficient revenue, which would adversely affect our future operating results. Furthermore, customers may change or delay product introductions or terminate existing products without notice for any number of reasons unrelated to us, including lack of market acceptance for a product. Our future operating results will depend significantly on our ability to provide timely design and manufacturing services for new products that compete favorably with design and manufacturing capabilities of OEMs and third party suppliers.

Our component and materials suppliers may fail to meet our needs.

     We do not have long term supply contracts with the majority of our suppliers or for specific components. This generally serves to reduce our commitment risk but does expose us to supply risk and to price increases that we may not be able to pass on to our customers. In our industry, at times, there are shortages of some of the materials and components that we use. In some cases, supply shortages and delays in delivery have resulted in curtailed production or delays in production, which contribute to an increase in inventory levels and loss of profit. We expect that shortages and delays in deliveries of some components will continue to occur from time to time. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing delays, which could harm our relationships with current or prospective customers and reduce our sales. We also depend on a small number of suppliers for certain supplies that we use in our business. If we are unable to continue to purchase components from these limited source suppliers or identify alternative suppliers, our business and operating results would be materially and adversely affected. We may also not be able to obtain as competitive pricing for some of our supplies as our competitors. Moreover, some suppliers, for example, those who sell integrated circuits, could be preferential in their sales to our competitors, who may have greater buying power or leverage in negotiations.

Future outbreaks of severe acute respiratory syndrome or other communicable diseases may have a negative impact on our business and operating results.

     In 2003, several economies in Asia, including Hong Kong and southern China, where our operations are located, were affected by the outbreak of severe acute respiratory syndrome, or SARS. If there is a recurrence of an outbreak of SARS, or similar infectious or contagious diseases such as avian flu, it could adversely affect our business and operating results. For example, a future SARS outbreak could result in quarantines or closures to some of our factories, and our operations could be seriously disrupted as the majority of our work force is housed in a single dormitory. In addition, ongoing concerns regarding SARS, particularly its effect on travel, could negatively impact our customers and suppliers, in particular their willingness to travel to do business.

Our results could be harmed if compliance with new environmental regulations becomes too burdensome.

     Our manufacturing processes result in the creation of small amounts of hazardous and/or toxic wastes, including various gases, epoxies, inks, solvents and other organic wastes. We are subject to Chinese governmental regulations related to the use, storage and disposal of such hazardous wastes. We also have our own electrical power generation plant that operates on diesel fuel. The amounts of our hazardous waste are expected to increase in the future as our manufacturing operations increase, and therefore, our cost of compliance is likely to increase. Although we believe we are operating in compliance with applicable environmental laws, there is no assurance that we will be in compliance consistently as such laws and regulations or their interpretation and implementation change. Failure to comply with environmental regulation could result in the imposition of fines, suspension or halting of production or closure of manufacturing operations.

Our existing loans mature in 2004 and 2005, and we may not be able to secure alternative financing on acceptable terms.

     Our financing is currently comprised of loan notes, a mortgage on our properties in China and an asset based line of credit. We have no arrangements to extend the maturity of the loan notes beyond the due dates presented in our accounts, nor have we commenced negotiations to extend or replace the mortgage. Moreover, the asset based line of credit can be withdrawn by the lender.

     From time to time, we may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand our design and production facilities and equipment and/or working capital, as well as to repay loans if our cash flow from operations is insufficient. We cannot predict with certainty the timing or amount of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired, and our operating results may suffer.

We must effectively manage our growth.

     Failure to manage our growth effectively could adversely affect our operations. We have increased the number of our manufacturing and design programs and plan to expand further the number and diversity of our programs in the future and may increase the number of locations from which we manufacture and sell. Our ability to manage our planned growth effectively will require us to:

•	enhance our operational, financial and management systems;

•	expand our facilities and equipment; and

•	successfully hire, train and motivate additional employees, including the technical personnel necessary to operate our production facilities.

     An expansion and diversification of our product range, manufacturing and sales locations and customer base would result in increases in our overhead and selling expenses.

We may also be required to increase staffing and other expenses as well as our expenditures on plant, equipment and property in order to meet the anticipated demand of our customers. Customers, however, generally do not commit to firm production schedules for more than a short time in advance. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability. Customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources.

Potential strategic alliances may not achieve their objectives.

     We are currently exploring strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology, increase our manufacturing capacity, provide additional know-how, components or supplies and develop, introduce and distribute products and services utilizing our technology and know-how. Any strategic alliances entered into may not achieve their strategic objectives, and parties to our strategic alliances may not perform as contemplated.

We may not be able to retain, recruit and train adequate management and production personnel.

     Our continued operations are dependent upon our ability to identify, recruit and retain adequate management and production personnel in China. We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of our current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by Shenzhen and our operations. With the growth currently being experienced in China and competing opportunities for our personnel, there can be no guarantee that a favorable employment climate will continue and that wage rates in China will continue to be internationally competitive.

We are at risk of double taxation due to transfer pricing.

     None of the asset based finance or factoring lines we have established will accept receivables from our Chinese subsidiaries as collateral for advances; we therefore invoice our non-Chinese customers through our companies in Hong Kong and the U.S. As a result, we have intercompany invoicing whereby our Chinese subsidiaries invoice the Hong Kong and U.S. entities who then invoice our customers for sales rendered. As required by the tax authorities in each jurisdiction, we seek to apply arms length pricing to this process. Should a tax authority in any jurisdiction consider the pricing not to be arms length, it may deem the prices charged to be different from those we have applied. If this decision were to be applied unilaterally, it could lead to an increase in our overall tax expenses. In addition, we may have to expend resources in defending our positions, irrespective of the outcome determined.

Risks Related to International Operations

We are dependent on our Chinese manufacturing operations.

     Our current manufacturing operations are located in China, our sales offices are in the U.S., Europe, Hong Kong, Singapore and China, and our administrative offices are in the U.S. The geographical distances between these facilities create a number of logistical and communications challenges. In addition, because of the location of the manufacturing facilities in China, we could be affected by economic and political instability there, including problems related to labor unrest, lack of developed infrastructure, variances in payment cycles, currency fluctuations, overlapping taxes and multiple taxation issues, employment and severance taxes, compliance with local laws and regulatory requirements, greater difficulty in collecting accounts receivable, and the burdens of cost and compliance with a variety of foreign laws. Moreover, inadequate development or maintenance of infrastructure in China, including adequate power and water supplies, transportation, raw materials availability or the deterioration in the general political, economic or social environment could make it difficult, more expensive and possibly prohibitive to continue to operate our manufacturing facilities in China.

The Chinese government could change its policies toward, or even nationalize, private enterprise, which could harm our operations.

     Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time without notice. Changes in policies by the Chinese government resulting in changes in laws, regulations, their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion or imports and sources of supply could materially and adversely affect our business and operating results. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of our investment in China.

The Chinese legal system has inherent uncertainties that could materially and adversely impact our ability to enforce the agreements governing our operations.

     We lease the land on which our factories in China are located. The performance of the agreements and the operations of our factories are dependent on our relationship with the local government. Our operations and prospects would be materially and adversely affected by the failure of the local government to honor our agreements or an adverse change in the laws governing them. In the event of a dispute, enforcement of these agreements could be difficult in China. China tends to issue legislation which is subsequently followed by implementing regulations, interpretations and guidelines that can render immediate compliance difficult. Similarly, on occasion, conflicts are introduced between national legislation and implementation by the provinces that take time to reconcile. These factors can present difficulties in our compliance. Unlike the U.S., China has a civil law system based on written statutes in which judicial decisions have limited precedential value. The Chinese government has enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, its experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes in China is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination.

Because our operations are international, we are subject to significant worldwide political, economic, legal and other uncertainties.

     We are incorporated in the U.S. and have subsidiaries in China, Hong Kong, Singapore and the British Virgin Islands. Because we manufacture all of our products in China, substantially all of the net book value of our total fixed assets is located there. However, we sell our products to customers worldwide with concentrations in Hong Kong, North America, Europe, Japan, China and Southeast Asia and may thus have receivables in, and goods in transit to those locations. Protectionist trade legislation in the U.S. or foreign countries, such as a change in export or import legislation, tariff or duty structures, or other trade policies, could adversely affect our ability to sell products in these markets, or even to purchase raw materials or equipment from foreign suppliers. Moreover, we are subject to a variety of U.S. laws and regulations, changes to which may affect our ability to transact business with customers or in certain product categories.

     We are also subject to numerous national, state and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications. We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. We are subject to significant government regulation with regard to property ownership and use in connection with our leased facilities in China, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation, all of which impact our profits and operating results.

We face risks associated with international trade and currency exchange.

     We transact business in a variety of currencies including Hong Kong dollars, Japanese Yen, Singapore dollars, U.S. dollars and the Chinese Yuan Renminbi, or RMB. Increased sales to Europe may result in receivables by us in other currencies, such as the Euro. Although we transact business predominantly in U.S. and Hong Kong dollars, we collect a portion of our revenue and incur approximately 30% of our operating expenses, such as payroll, land rent and other costs associated with running our facilities in China, in RMB. Adverse movements between the selling currency and the RMB would have a material impact on our profitability. Changes in exchange rates would affect the value of deposits of currencies we hold. The RMB has been broadly stable against U.S. dollar in the past three years, but is not fully convertible and fully traded. It is not currently possible to hedge against movement in the RMB exchange rate through conventional means; we are thus not hedged and remain exposed to movement in the exchange rate. The exchange rate of the Hong Kong dollar has been pegged to the U.S. dollar and has not in the past presented a currency exchange risk, though this could change in the future. We also do not currently hedge against exposure to other currencies. We cannot predict with certainty future exchange rates and thus their impact on our operating results.

     We also had long term debt, denominated in RMB, repayable in equal installments over three years, of RMB 10 million (U.S. $1.2 million at current exchange rates). As of October 31, 2003, two installments of RMB 3.3 million each were outstanding and due for repayment in June 2004 and June 2005. An increase in the value of the RMB against the U.S. dollar would result in a translation loss in U.S. dollar terms that would be realized as U.S. dollars from sales revenues are utilized to meet the repayment obligation.

Changes to Chinese tax laws and heightened efforts by the Chinese tax authorities to increase revenues could subject us to greater taxes.

     Under applicable Chinese law, we have been afforded a number of profits tax concessions by, and tax refunds from, Chinese tax authorities on a substantial portion of our operations in China. However, the Chinese tax system is subject to substantial uncertainties with respect to interpretation and enforcement. Following the Chinese government’s program of privatizing many state owned enterprises, the Chinese government has attempted to augment its revenues through heightened tax collection efforts. Continued efforts by the Chinese government to increase tax revenues could result in revisions to tax laws or their interpretation, which could increase our future tax liabilities or deny us expected concessions or refunds.

     In October 2003, changes to the Chinese Value Added Tax system were announced affecting the recoverability of input VAT beginning January 1, 2004. The exact implementation is still being determined and disseminated. The expense to us will depend not only on the legislation, but also on the reaction of both our suppliers and customers. We estimate that, had the change been effective throughout fiscal 2003, the cost to us prior to certain mitigating actions we may have been able to take, would have been approximately $350,000.

Risks Related to Our Shares

The market price of our shares is subject to price and volume fluctuations.

     The markets for equity securities have been volatile. The price of our common shares has been and could continue to be subject to wide fluctuations in response to variations in operating results, news announcements, trading volume, general market trends both domestically and internationally, currency movements and interest rate fluctuations, or sales of common shares by our officers, directors and our principal shareholders, customers, suppliers or other publicly traded companies. Certain events, such as the issuance of common shares upon the exercise of our outstanding stock options could also materially and adversely affect the prevailing market price of our common shares. Further, the stock markets in general have recently experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that have been unrelated or disproportionate to the operating performance of such companies. These fluctuations may materially and adversely affect the market price of our common shares and your ability to resell your shares at or above the price you paid, or at any price.

The concentration of share ownership by our officers and directors allows them to control or substantially influence the outcome of matters requiring shareholder approval.

     As of January 27, 2004, our officers and directors as a group beneficially owned approximately 22% of our common shares. As a result, acting together, they may be able to control or substantially influence the outcome of matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

We do not pay cash dividends.

     We have never paid any cash dividends on our common stock and may not pay cash dividends in the future. Instead, we intend to apply earnings to the expansion and development of our business. Thus, the liquidity of your investment is dependent upon your ability to sell stock at an acceptable price. The price can go down as well as up and may limit your ability to realize any value from your investment, including the initial purchase price.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Fluctuations

     We sell a majority of our products in U.S. dollars and pay for our material components in U.S. dollars, Hong Kong dollars, Chinese RMB and Japanese yen. We pay labor costs and overhead expenses in U.S. dollars, RMB and Hong Kong dollars.

     The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at approximately HK$7.80 to US$1.00 through the currency issuing banks in Hong Kong and accordingly has not in the past presented a currency exchange risk. This could change in the future as there is discussion in some circles concerning the advantages of the fixed rate.

     Effective January 1, 1994, China adopted a floating currency system whereby the official exchange rate equaled the market rate. Since the market and official RMB rates were unified, the value of the RMB against the U.S. dollar has been stable. There is currently pressure being exerted by the U.S. for the RMB to be permitted to float more freely but it is unclear whether this would lead to an upward movement in the exchange rate between the RMB and the U.S. dollar. It is not currently possible to hedge against movement in the RMB exchange rate through conventional means. We are thus not hedged and remain exposed to movement in the exchange rate. We incur approximately 30% of our expenses in RMB and have negligible RMB revenue, an increase in the value of the RMB would thus have an adverse affect on our operating margins.

     In addition, we had long term debt, repayable in installments over three years, of RMB 10 million (U.S. $1.2 million at current exchange rates), of which two installments were outstanding at the fiscal year ended October 31, 2003. An increase in the value of the RMB against the U.S. dollar would result in a translation loss in U.S. dollar terms which would be realized as U.S. dollars from sales revenues were utilized to meet the repayment obligation.

     We hold comparatively small amounts of cash in RMB, largely that required for approximately two weeks of disbursements. An increase in the value of the RMB would thus result in small translation gain; however, this would be more than offset by our accounts payable balances in RMB as these tend to be larger than the cash holding.

     We also incur liabilities in Japanese Yen from the purchase of raw materials. We do not currently hedge against this exposure and thus exposed to exchange rate movement at present.

Interest Rate Risk

     Our principal exposure to interest rate changes is on the asset based lending line which is based on prime rates in the U.S.

Inflation Risk

     Although inflation has remained low in recent years in the markets in which we currently sell and expect to do so for the foreseeable future, the general inflation rate in China is higher with wage expectation running at 5-10% annually. Such inflation represents a risk to our profitability if sustained and not compensated for by a movement in exchange rates or productivity improvements.

ITEM 8. FINANCIAL STATES AND SUPPLEMENTARY DATA.

Page

Reports of Independent Auditors and Certified Public Accountants	F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of October 31, 2003 and 2002	F-4

Consolidated Statements of Operations for the year ended October 31, 2003, the year ended October 31, 2002 and the ten-months ended October 31, 2001	F-5

Consolidated Statements of Stockholders’ Equity for the year ended October 31, 2003, the year ended October 31, 2002 and the ten-months ended October 31, 2001	F-6

Consolidated Statements of Cash Flows for the year ended October 31, 2003, the year ended October 31, 2002 and the ten-months ended October 31, 2001	F-7

Notes to Consolidated Financial Statements	F-8

Supplementary Information	F-30

REPORT OF INDEPENDENT AUDITORS

Board of Directors
International DisplayWorks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of International DisplayWorks, Inc. and subsidiaries (the “Company”), as of October 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the two years in the period ended October 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the ten-months ended October 31, 2001 were audited by other auditors whose report, dated January 23, 2002 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International DisplayWorks, Inc. and subsidiaries as of October 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we have audited Schedule II - Valuation and Qualifying Accounts, for each of the two years in the period ended October 31, 2003. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.

/S/ GRANT THORNTON

Hong Kong
December 5, 2003 (except for note 2,
          as to which the date is December 23, 2003)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
International DisplayWorks, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of International DisplayWorks, Inc. and subsidiaries (the “Company”) for the ten months ended October 31, 2001. These consolidated financial statements and the schedules referred to on the following pages are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of International DisplayWorks, Inc. and subsidiaries for the ten months ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Supplemental Schedule of Valuation and Qualifying Accounts is presented for purpose of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/S/ PERRY-SMITH LLP

Sacramento, California
January 23, 2002

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
October 31

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,178	$1,556
Accounts receivable, net of allowance for doubtful accounts of $40 and $341, respectively	4,260	3,064
Inventories	2,465	1,460
Prepaid expense and other current assets	1,361	538

Total current assets	9,264	6,618
Property, plant and equipment	4,796	5,197

Total assets	$14,060	$11,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,770	$3,070
Accrued liabilities	1,636	1,365
Line of credit	1,051	1,004
Current portion of long term debt - related parties	50	150
Current portion of long term debt	452	504

Total current liabilities	7,959	6,093
Long-term debt, net of current portion - related parties	624	424
Long-term debt, net of current portion	1,253	856

Total liabilities	9,836	7,373
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 40,000,000 shares authorized 20,984,913 and 19,217,246 shares issued and outstanding at October 31, 2003 and 2002, respectively	41,806	41,216
Accumulated deficit	(37,653)	(36,845)
Cumulative translation adjustment	71	71

Total stockholders’ equity	4,224	4,442

Total liabilities and stockholders’ equity	$14,060	$11,815

The accompanying footnotes are an integral part of these financial statements.

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

For the Year Ended October 31, 2003, the Year Ended October 31, 2002
and the Ten-Months Ended October 31, 2001

	October 31, 2003	October 31, 2002	October 31, 2001
	(twelve months)	(twelve months)	(ten months)
Net sales	$22,846	$20,928	$14,658
Cost of goods sold	17,600	15,730	11,468

Gross profit	5,246	5,198	3,190

Operating expenses:
General and administrative	3,637	4,036	4,071
Sales, marketing and customer service	1,655	1,562	1,231
Engineering, advanced design and product management	593	691	901
Impairment of machinery	—	270	—
Impairment of goodwill	—	5,287	—

Total operating expenses	5,885	11,846	6,203

Loss from operations	(639)	(6,648)	(3,013)

Other income (expense):
Interest expense	(389)	(464)	(530)
Other income	220	170	972

Total other income (expense)	(169)	(294)	442

Loss before income taxes	(808)	(6,942)	(2,571)
Provision for income taxes	—	—	—

Net loss	(808)	(6,942)	(2,571)

Net loss per common share:
Net loss - basic	$(0.04)	$(0.36)	$(0.14)

Net loss - diluted	$(0.04)	$(0.36)	$(0.14)

Weighted average number of shares used in computing share amounts:
Basic	19,448,718	19,207,246	19,192,611

Diluted	19,448,718	19,207,246	19,192,611

The accompanying footnotes are an integral part of these financial statements.

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Data)

For the Year Ended October 31, 2003, the Year Ended October 31, 2002
and the Ten-Months Ended October 31, 2001

	Common Stock			Cumulative
			Accumulated	Translation
	Shares	Amount	Deficit	Adjustment	Total

Balance, December 31, 2000	19,150,540	$40,997	$(27,332)	$70	$13,735

Comprehensive Income (Loss)
Net loss			(2,571)		(2,571)
Translation adjustment				18	18

Total comprehensive loss					(2,553)
Stock issued in private placement	170,706	59			59
Warrants issued	—	149			149

Balance, October 31, 2001	19,321,246	41,205	(29,903)	88	11,390

Comprehensive loss
Net loss			(6,942)		(6,942)
Translation adjustment				(17)	(17)

Total comprehensive loss					(6,959)
Stock retired	(134,000)
Common stock options exercised	30,000	7			7
Warrants issued	—	4			4

Balance, October 31, 2002	19,217,246	41,216	(36,845)	71	4,442

Comprehensive income (loss)
Net loss			(808)		(808)
Translation adjustment				—	—

Total comprehensive loss					(808)
Warrants issued	—	74			74
Stock issued	1,767,667	516			516

Balance, October 31, 2003	20,984,913	$41,806	$(37,653)	$71	$4,224

The accompanying footnotes are an integral part of these financial statements.

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

For the Year Ended October 31, 2003, the Year Ended October 31, 2002
and the Ten-Months Ended October 31, 2001

	October 31,	October 31,	October 31,
	2003	2002	2001

Cash flows from operating activities:
Net loss	$(808)	$(6,942)	$(2,571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	811	1,096	941
Impairment of goodwill	—	5,287	—
Amortization of goodwill	—	432	360
Stock issued for services	16	—	—
Warrants issued for extension of debt terms	29	—	—
Impairment of machinery	—	270	—
Loss on disposal of fixed assets	58	9	—
Loss (income) on foreign currency translation	—	(17)	18

	106	135	(1,252)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(1,196)	167	(292)
(Increase) decrease in inventories	(1,005)	(138)	747
(Increase) decrease in prepaid expenses and other current assets	(823)	(123)	(129)
Increase (decrease) in accounts payable	1,700	1,120	(910)
Increase (decrease) in accrued liabilities	271	107	(382)

Net cash provided by (used in) operating activities	947	1,268	(2,218)
Cash flows from investing activities:
Acquisitions of property, plant & equipment	(491)	(183)	(33)
Proceeds from disposal of property, plant & equipment	23	—	—

Net cash provided by (used in) investing activities	(468)	(183)	(33)
Cash flows from financing activities:
Proceeds from issuance of common stock	500	7	59
Issuance of warrants	45	4	149
Proceeds (payment) on lines of credit, net	46	(447)	—
Proceeds from debt – related parties	100	—	325
Proceeds from debt	848	—	2,636
Payment on debt – related parties	(100)	(75)	—
Payment on debt	(402)	—	(821)

Net cash provided by (used in) financing activities	1,037	(511)	2,348

Increase (decrease) in cash and cash equivalents	(378)	574	97
Cash and cash equivalents at beginning of period	1,556	982	885

Cash and cash equivalents at end of period	$1,178	$1,556	$982

Supplemental disclosure:
Cash paid for interest	$389	$464	$530

Cash paid for income taxes	$—	$—	$—

Non-cash financing Activities:
Stock issued for services	$16	$—	$—

Warrants issued for extension of debt terms	$29	$—	$—

     The accompanying footnotes are an integral part of these financial statements.

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS

Description of Business

International DisplayWorks, Inc. (the “Company”), headquartered in Rocklin, California, was incorporated in the state of Delaware in July of 1999. On October 31, 2001, the Company merged with its parent, Granite Bay Technologies, Inc., a California corporation.

The Company, together with its subsidiaries, all of which are wholly owned, is engaged in the design, manufacture and worldwide distribution of liquid crystal displays (LCDs), modules, and assemblies for major original equipment manufacturers (OEMs) with applications in telecommunications, automotive, industrial, medical, and consumer products.

The Company’s manufacturing operations are in Shenzhen, People’s Republic of China (PRC). The display company MULCD Microelectronics (Shenzhen) Co., Ltd. (“MULCD”) and the module company IDW Technologies (Shenzhen) Co., Ltd. (“IDWT”) manufacture Liquid Crystal Displays (LCDs) and LCD modules using various display technologies such as chip-on-glass (“COG”), chip-on-board (“COB”), chip-on-flex (“COF”), surface mount technology (“SMT”), and tape automated bonding (“TAB”). IDWT also provides additional module enhanced services by adding other components such as back lighting, and keypads to module assemblies as well as having the capabilities to produce complete turn-key products.

2.	LIQUIDITY & SUBSEQUENT EVENTS

The Company and its subsidiaries generated net losses from continuing operations of $808,000, $6,942,000 ($953,000 before charges for amortization and write-off of goodwill of $5,719,000 and equipment impairment charges of $270,000) and $2,571,000 during the periods ended October 31, 2003, 2002, and 2001, respectively. The Company and its subsidiaries also have an accumulated deficit of $37,653,000, of which $23,833,000 is from discontinued operations and $13,820,000 is from continued operations.

The Company requires capital to repay certain existing fixed obligations, and to provide for additional working capital and investment in capital equipment if it is to grow in accordance with its business plan. To this end the Company has completed the following transactions:

•	A $1,500,000 private placement during the fiscal year ended October 31, 2003 consisting of $1,000,000 of debt instruments (which included the issuance of 200,000 warrants to purchase 200,000 shares at $0.35 a share for a period of 3 years) and $500,000 through the sale of 1,666,667 shares of the Company’s common stock (see notes 9 and 12(a)).

•	On December 23, 2003, the Company successfully completed a $5,000,000 private placement through the sale of 3,333,335 shares of the Company’s common stock at $1.50 a share. Proceeds, net of expenses of $426,000 were $4,574,002. The placement agent received a five-year warrant to purchase 166,666 shares at $1.75 a share.

Management believes that the aforementioned debt and equity transactions, the asset based lines of credit, and cash flows from operations will provide the Company sufficient working capital to fund operations for the foreseeable future.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation

The consolidated financial statements include the financial statements of International DisplayWorks, Inc., and all of the following wholly-owned subsidiaries:

•	International DisplayWorks (Hong Kong) Limited, (a Hong Kong company)

•	MULCD Microelectronics (Shenzhen) Co., Ltd., (a PRC company)

•	IDW Technology (Shenzhen) Co., Ltd. (a PRC company)

•	International DisplayWorks Ltd., (a BVI company)

•	International DisplayWorks Pte., Ltd., (a Singapore company)

All significant intercompany accounts and transactions have been eliminated on consolidation.

b.	Fiscal Year

The Company changed its fiscal year end to October 31 for fiscal period 2001. Accordingly, the financial information presented for the fiscal year ended October 31, 2001 is a short ten-month period.

c.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity, at date of purchase, of three months or less to be cash equivalents.

d.	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable, lines of credit, accounts payable, and amounts due to related parties approximate fair value due to the short-term maturity of these instruments. The carrying amount of the mortgage debt also approximates fair value as the exchange rate of the RMB to the U.S. dollar that has been applied has remained relatively stable. Because of the length of the mortgage contract movements in the RMB could affect this carrying value.

e.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the weighted average-cost basis. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead. Provisions are made for obsolete or slow moving inventory based on management estimates.

f.	Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and any provision for impairment. The cost of major improvements is capitalized whereas the cost of maintenance and repairs is expensed in the period incurred. Gains and losses from the disposal of property, plant and equipment are included in income/loss from operations.

All land in the PRC is owned by the PRC government. According to PRC law the government may sell the right to use the land for a specified period of time. Thus all of the Company’s land holdings in the PRC are considered to be leasehold land and are amortized on the straight-line basis over the respective term of the right to use the land. The buildings on the land are also depreciated over the same period.

Amortization of leasehold improvements is provided using the straight-line method over the shorter of the expected useful life of the asset or the remaining lease term.

Depreciation rates computed using the straight-line method are as follows:

Land and Buildings	30 years
Machinery	10 years
Furniture, fixtures, and equipment	5 years

g.	Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that was applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and portions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results for Operations”. The statement requires a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. The statement also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. On November 1, 2002, the Company adopted SFAS No. 144. The adoption of SFAS No. 144 did not have any significant impact on the financial position and results of operations of the Company.

h.	Warranty Costs

The Company warrants its products against defects for fifteen days after delivery to customers. As the Company manufactures custom products to customer specifications and has not experienced significant returns, the Company does not anticipate it will incur a material amount of warranty expense and therefore no provision has been made.

i.	Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in selling, marketing and customer service expenses. Advertising expenses were approximately $44,000, $2,200 and $17,000 for the periods ending October 31, 2003, 2002, and 2001, respectively.

j.	Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements”. SAB No. 101 requires that revenue be recognized when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	Price to the customer is fixed or determinable, and

•	Collectability is reasonably assured.

The Company recognizes revenue from the sale of its products when the products are shipped from its factory in the PRC, provided collectability is reasonably assured from the customer. Sales revenue is recorded net of discounts and rebates except for prompt payment discounts, which are accounted for as an operating expense. Returns and adjustments are booked as soon as they have been assessed for validity.

k.	Shipping and Handling Costs

Shipping and handling costs are expensed to cost of sales for material purchases; and cost of sales or selling expenses for delivery for finished products. During the periods ended October 31, 2003, 2002, and 2001, shipping and handling costs expensed to cost of sales were $535,000, $356,000, and $301,000, respectively. During the periods ended October 31, 2003, 2002, and 2001 shipping and handling costs expensed to selling expenses were nil, $50,337 and $17,061, respectively.

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

SFAS No. 123, “Accounting for Stock-Based Compensation”, allows companies which have stock-based compensation arrangements with employees to adopt a new fair value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but with additional financial statement disclosure. The Company continues to account for stock-based compensation arrangements under APB Opinion No. 25. See also the adoption of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” at note 3(r).

n.	Product Development Costs

Expenditures associated with the development of new products and improvements to existing products are expensed as incurred. Product development costs were approximately $13,000, $28,000 and $636,000 for the periods ended October 31, 2003, 2002 and 2001, respectively.

o.	Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the periods ended October 31, 2003, 2002, and 2001 the weighted-average number of common shares outstanding excludes common stock equivalents of 3,936,481, 2,889,709, and 2,457,709 shares, respectively.

p.	Foreign Currency

All transactions in currencies other than functional currencies during the year are translated at the exchange rates prevailing on the respective transaction dates. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than functional currencies are translated at the exchange rates existing on that date. Exchange differences are recorded in the consolidated statement of operations. For the periods ended October 31, 2003, 2002, and 2001, the exchange differences resulted in expense of $67,000, $48,900 and $14,000, respectively.

The Company and its subsidiaries have adopted the U.S. dollar, Hong Kong dollar and the PRC Renminbi as their functional currencies. The financial statements of all subsidiaries with functional currencies other than the U.S. dollar are translated in accordance with SFAS No. 52, “Foreign Currency Translation”. All assets and liabilities are translated at the rates of exchange ruling at the balance sheet date and all income and expense items are translated at the average rates of exchange over the year. All exchange differences arising from the translation of subsidiaries’ financial statements are recorded as a component of comprehensive income.

The exchange rate between the Hong Kong dollar and the U.S. dollar has been pegged (HK$7.80 to US$1.00) since October 1983. The exchange rate between the Renminbi and the U.S. dollar is based on the prevailing market rate, which was approximately Renminbi 8.3 to US$1.00 at October 31, 2003, 2002, and 2001.

q.	Segment Reporting

The Company accounts for its segments pursuant to SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in only one segment.

r.	New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002 (November 1, 2003 for the Company). The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002 (October 31, 2003 for the Company). Management does not expect the adoption of SFAS No. 148 to have a material effect on the Company’s financial position, results of operations, or cash flows.

At October 31, 2003, the Company has three stock-based employee compensation plans, as more fully described in note 10(b). The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based employee compensation costs are not reflected in net income when options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. During the periods ending October 31, 2003, 2002 and 2001, the Company recorded no compensation expense related to its stock-based employee compensation plans.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Period ended October 31,		2003	2002	2001

Net loss, as reported		$(808)	$(6,942)	$(2,571)
Less: Stock based compensation costs under fair value based Method for all awards		(65)	(130)	(65)

Net loss, pro forma		$(873)	$(7,072)	$(2,636)

Basic loss per share	As reported	$(0.04)	$(0.36)	$(0.14)
	Pro forma	$(0.04)	$(0.37)	$(0.14)

Diluted loss per share	As reported	$(0.04)	$(0.36)	$(0.14)
	Pro forma	$(0.04)	$(0.37)	$(0.14)

The Company has computed the value of all options granted during the periods ending October 31, 2003, 2002 and 2001 using the Black-Scholes option-pricing model, and the following weighted average assumptions for grants for the periods ended:

	October 31,	October 31,	October 31,
	2003	2002	2001

Risk-free interest rate	3.7%	3.7%	6.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (years)	5	5	5
Expected volatility	92.4%	100.1%	82.8%

Using the Black-Scholes methodology, the total value of options granted during the periods ending October 31, 2003, 2002, and 2001 was $90,955, $94,025, and $76,826, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value per share of options granted during the periods ending October 31, 2003, 2002, and 2001 was $0.29, $0.42, and $0.49 respectively.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 (January 31, 2003 for the Company). The adoption of FIN No. 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R for the Company’s consolidated financial statements are as follows:

1.	Special purpose entities (“SPEs”) created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. The Company has determined that it has no SPE’s.

2.	Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. While not required, the Company could elect to adopt FIN 46 or FIN 46-R for these non-SPEs as of the end of the first interim or annual reporting period ending after December 15, 2003. Management does not believe that the adoption of this provision will have a material effect on the Company’s financial position, results of operations or cash flows.

3.	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The Company is required to apply the provisions of FIN 46 unless management elects to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If the Company does not elect to early adopt FIN 46-R, then the Company is required to apply FIN 46-R to these entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The Company has not entered into any material joint venture or partnership agreements subsequent to January 31, 2003 and the Company does not expect to enter into any such material agreements during the first interim period ended January 31, 2004. If the Company enters into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on the Company’s future consolidated financial statements.

In April 2003, FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. SFAS No. 149 amends SFAS No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. SFAS No. 149 also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company’s fourth quarter of 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

s.	Reclassifications

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current year presentation.

t.	Use of Estimates

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

4.	INVENTORIES

Inventories consisted of the following at October 31 (in thousands):

	2003	2002

Finished goods	$687	$165
Work-in-progress	752	250
Raw materials	1,537	1,414
Less: reserve for obsolete inventory	(511)	(369)

	$2,465	$1,460

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at October 31 (in thousands):

	2003	2002

Prepaid expenses	$377	$206
Advances to suppliers	303	172
PRC - VAT tax refund	354	135
Other	327	25

	$1,361	$538

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at October 31 (in thousands):

	2003	2002

Land and buildings	$1,185	$1,185
Furniture, fixtures and equipment	1,798	1,837
Machinery	4,865	4,720
Leasehold improvements	83	83

	7,931	7,825
Less accumulated depreciation	(3,135)	(2,628)

	$4,796	$5,197

Depreciation expense totaled $811,000, $1,096,000 and $941,000 for the periods ended October 31, 2003, 2002, and 2001, respectively.

In October 2002, the Company assessed the recoverability of the carrying value of a certain machine. The assessment resulted in an impairment loss of the machine’s entire net book value of $270,000. This loss reflects the amount by which the carrying value of the machine exceeded its estimated fair value. The impairment loss is recorded as a component of operating expenses in the statement of operations for fiscal 2002.

As of October 31, 2003 the Company had, issued and outstanding, purchase commitments for $166,000 of capital equipment.

7.	GOODWILL

Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. The Company had no goodwill on its balance sheet during the fiscal period ended October 31, 2003.

In accordance with the provisions of SFAS No. 121, management was required to periodically review the operating environment and performance of the Company to determine if there are any grounds for reviewing the carrying value of goodwill to determine whether impairment may exist.

In October 2002, the Company applied the provisions of SFAS No. 121 to its goodwill and recorded an impairment charge of $5,287,000, which eliminated all remaining goodwill of the Company and included this charge as a component of operating expenses in fiscal 2002.

Goodwill was being amortized on a straight-line basis over 15 years. Amortization expense charged to operations was $432,000 and $360,000 for the periods ended October 31, 2002, and 2001, respectively.

8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at October 31 (in thousands):

	2003	2002

Accrued payroll and related liabilities	$747	$523
Accrued staff hostel expenses	219	247
Accrued inventory purchases	68	165
Accrued royalties	129	19
Accrued PRC government management fees	102	115
Other accrued liabilities	371	296

Total accrued liabilities	$1,636	$1,365

9.	LONG-TERM DEBT

Loans and notes payable consisted of the following at October 31 (in thousands, except interest payments):

	October 31,	October 31,
	2003	2002

Notes payable to directors, stockholders and immediate family members thereof , interest only payments due in monthly installments ranging from approximately $2,400 to $3,700 at a yearly interest rates ranging from 12.00% to 12.68%; principal balance due and payable in full December 31, 2004, collateralized by the accounts receivable, inventory, equipment and other tangible assets of the Company.	$624	$424
Note payable to a director of the Company, interest and principal payments due in monthly installments of $10,000 at a yearly interest rate of 12.68%; principal balance due in full March 1, 2004, collateralized by the accounts receivable, inventory, equipment and other tangible assets of the Company.	50	150

	October 31,	October 31,
	2003	2002

Notes payable to third-parties, interest only payments due in monthly installments ranging from $500 to $3,850 at a yearly interest rate of 12.00%; principal balance due and payable in full on June 30, 2004 or December 31, 2004, collateralized by the accounts receivable, inventory, equipment and other tangible assets of the Company.	900	100
Mortgage loan, at a variable yearly interest rate that ranged from 7.9% to 8.3%, to be repaid in three annual installments, collateralized by the three factory buildings in Shenzhen, PRC. There are two equal additional installments due in June 2004 and June 2005.	805	1,208

	2,379	1,882
Less: current portion	(502)	(602)

	$1,877	$1,280

Maturities of long-term debt are as follows:

Year Ending
October 31,	Related parties	Third parties	Total

2004	$50	$452	$502
2005	624	1,253	1,877

	$674	$1,705	$2,379

In the quarter ended December 30, 2000, the Company issued approximately $349,000 of collateralized notes payable due December 15, 2001 to a key employee, board members and other individual investors. In February and June of 2003 the due dates were extended to December 31, 2004. In exchange for the extension of the due dates the note holders received warrants to purchase 228,437 shares of the Company’s common stock at between $0.16 and $0.21 per share.

During the year ended October 31, 2003, the Company extended the due dates on $524,000 of the unpaid notes payable due to related parties and others to March 1, 2004 or December 31, 2004.

From July 2003 through September 2003, the Company, in conjunction with a private placement of stock (see note 12(a)), issued $1,000,000 of collateralized notes payable due December 31, 2004 to individual investors. The notes carry an interest rate of 12% and warrants to purchase common shares of the Company’s stock equal to 20% of the face value of the notes. The Company issued 200,000 warrants to purchase 200,000 shares of the Company’s common stock at $0.35 per share for a period of three years. The notes are collateralized by the accounts receivable, inventory, equipment and intangible assets of the Company. These notes do not contain any covenants. The notes were issued to third parties and a related party. The related party subscribed to $100,000 of the debt and received 20,000 warrants to purchase 20,000 shares of the Company’s common stock. The related party is an immediate family member of a director of the Company. Interest is payable monthly with principal due December 31, 2004. The proceeds were used for general working capital of the Company.

In June of 2001 and as amended in June 2002 the Company, through its wholly owned subsidiary, IDWT, entered into a mortgage on the three buildings located at its manufacturing facility in Shenzhen, PRC. The amount borrowed was RMB 10,000,000, approximately $1,200,000 at prevailing exchange rates, for three years at a variable interest rate that ranged from 7.9% to 8.3% during the year, scheduled to be repaid in three annual installments, the first was due in June 2003. As of October 31, 2003 approximately $805,000 remains outstanding. If the exchange rate between the RMB and the USD should change the remaining outstanding amount will vary in USD terms.

10.	LINES OF CREDIT

On March 23, 2001, as subsequently amended and renewed, the Company entered into an asset based lending program for a $2,000,000 line of credit secured by the IDW’s accounts receivable, inventory, equipment, and intangibles. The agreement was for twelve months at an interest rate of 3% above the “prime rate” (7.75% at October 31, 2003) with a minimum monthly charge of $7,800. In March 2003 the agreement was once again extended for twelve months to March 2004. As of October 31, 2003 the Company has approximately $492,000 currently due on the facility and has available approximately $137,000 for use under this facility, based on eligible receivables. In June 2003 a separate note in the amount of $50,000 was executed to secure a letter of credit in the amount of $90,000 to a supplier of the Company. The remaining $40,000 was secured against the availability under the line.

In August of 2001 and as amended in July 2002, the Company, through its wholly owned subsidiary, IDWHK, entered into a factoring agreement collateralized by accounts receivable and inventory of IDWHK. The agreement is guaranteed by the Company. The facility provides for a maximum borrowing of $1,282,000 with an interest rate of 2.25% above the prime-lending rate (7.5% at October 31, 2003). As of October 31, 2003 the Company has approximately US$559,000 currently due on the facility and has no availability under this facility based on eligible receivables.

11.	COMMITMENTS AND CONTINGENCIES

a.	Lease Obligations

The Company leases premises under various operating leases. The Company is currently obligated under the following significant operating leases:

i.	In March 2000, and as amended, the Company entered into a 5-year lease for office space in Rocklin, California. The payment terms are $73,000 per year.

ii.	In February 2003 the Company entered into a 2-year lease for office space in Hong Kong. The payment terms are $15,000 per year.

iii.	The Company has entered into a lease agreement for a workers’ dormitory in Shenzhen, PRC. The lease on the workers’ dormitory expires on August 3, 2020 and costs $233,700 per year. The expense recorded in fiscal years ended October 31, 2003 and October 31, 2002 was offset by rental income of $43,000 and $67,000, respectively.

iv.	The Company has entered into various lease agreements for individual employee quarters in Shenzhen, PRC. The lease terms of these quarters range from six to sixty months. The yearly lease payments range from $1,800 to $23,100. During the fiscal year ended October 31, 2003, the Company entered into fourteen of the aforementioned leases with terms of between six and sixty months and yearly lease payments of between $1,800 and $13,000.

v.	In November 2002 the Company entered into a one-year lease at an annual cost of $40,600 for housing accommodation for an officer of the Company. In November 2003 the lease term was extended to expire in July 2004.

The following is a schedule of future minimum lease payments under non-cancelable operating leases as of October 31, 2003 (in thousands):

	Minimum Lease		Net Lease
	Commitments	Sublease Income	Commitments

2004	$375	$(43)	$332
2005	338	—	338
2006	300	—	300
2007	264	—	264
2008	241	—	241
Thereafter	2,688	—	2,688

	$4,206	$(43)	$4,163

For the periods ended October 31, 2003, 2002, 2001 rental expense was $365,000, $117,000 and $241,000, respectively.

b.	Legal Matters

From time to time, the Company is involved in routine litigation in the normal course of business. Management believes that none of the outstanding litigation will have a material adverse effect on the Company’s financial condition or results of operations.

c.	Purchase Commitment:

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

12.	STOCKHOLDERS’ EQUITY

a.	Issuance of Common Stock

In September 2003, the Company issued 1,666,667 shares of the Company’s common stock at $0.30 per share in a private placement. The proceeds of $500,000 were used for working capital and operating expenses. The securities issued in this private placement were not registered under the Securities Act of 1933, as amended, and therefore fall under the restrictions of Rule 144 of the Securities Act of 1933, as amended.

b.	Stock Option Plans

The Company maintains the 1990 Employee Equity Incentive Plan for selected executives, employees and directors for which 1,102,500 shares of common stock have been reserved for issuance under the plan. The plan permits the granting of options for terms not to exceed ten years from the date of grant. The options generally vest ratably over a four-year period and are exercisable subject to terms established in the plan document. The exercise price of the options granted under the plan must be equal to or greater than the fair market value of the shares on the date of grant for incentive stock options and not less than 85 percent of the fair market value for nonqualified stock options. The exercise price of the options granted by the Company has generally been equal to or greater than fair market value at the date of grant. There were 25,000 options cancelled in the plan in the year ended October 31, 2003, there was no activity in the plan in the year ended October 31, 2002 and there were 240,000 options cancelled in the ten months ended October 31, 2001. This Plan has now expired and no new options are available for grant.

In September 2000, the Company established the 2000 Employee Equity Incentive Plan for certain key employees of the Company. The plan also permits the granting of stock options, restricted stock awards, stock appreciation rights, stock units and other stock grants to certain persons with a relationship with the Company, including agents, consultants, advisors, independent contractors, sales representatives, distributors, principals and retail distribution outlets for the Company’s products. The plan provides for up to 1,632,800 shares of stock that are authorized for issuance. The price of each share of stock covered by an option shall not be less than 100% of the fair value of the Company’s common stock on the date of grant. Each option certificate shall have an exercise period of six months to ten years. There were 536,006 options granted and 205,000 options cancelled during the year ended October 31, 2003; 515,000 options granted and 68,000 options cancelled during the year ended October 31, 2002; and there were 255,000 options granted and 62,500 cancelled during the ten months ended October 31, 2001. At October 31, 2003 approximately 531,294 options are available for grant under the plan.

In October 1999, the Company established the 1999 Stock Option Plan for Non-Employee Directors. This plan provides for the issuance of up to 300,000 shares of the Company’s common stock to existing directors and, in the case of extra services or duties, past directors. Unless otherwise provided in the option grant, the options vest over the year following the date of grant and expire after the later of five years after the date of grant or five years after termination as a director. During the year ended October 31, 2003 there were 6,000 options granted under the plan and 12,250 options were cancelled; during the year ended October 30, 2002 there were 30,000 options exercised under the plan; and there was no activity in this plan for the ten months ended October 31, 2001.

From fiscal 1999 to 2001 the board had granted 235,000 options to various current and former directors at exercise prices ranging from $0.50 to $0.78 that are not part of compensation plans that are not part of compensation plans. No compensation expense was recorded for these options for the periods ended October 31, 2003, 2002, and 2001.

The following is a summary of the status of all of the Company’s stock option plans as of October 31, 2003, 2002 and 2001 and changes during the periods ended on those dates:

		Weighted
	Number	Average
	Of Shares	Exercise Price

Options outstanding at December 31, 2000	1,135,348	$1.36
Granted	405,000	0.58
Exercised	—	—

		Weighted
	Number	Average
	Of Shares	Exercise Price

Cancelled	(302,500)	0.95

Options outstanding at October 31, 2001	1,237,848	$1.21
Granted	515,000	0.42
Exercised	(30,000)	0.25
Cancelled	(68,000)	0.76

Options outstanding at October 31, 2002	1,654,848	$1.00
Granted	542,006	0.26
Exercised	—	—
Cancelled	(242,250)	0.70

Options outstanding at October 31, 2003	1,954,604	$0.78

Options exercisable at :
October 31, 2003	1,157,098	$1.18

October 31, 2002	1,038,332	$0.93

October 31, 2001	806,852	$0.87

The following table summarizes information about stock options outstanding and exercisable at October 31, 2003:

	Number of	Weighted		Number of
	Shares	Average	Weighted	Shares	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	October 31,	Contractual	Exercise price	October 31,	Exercise Price
Exercise price	2003	Life (Years)	per Share	2003	per Share
$ .01 - $ 5.00	1,899,604	2.96	$0.62	1,157,098	$1.18
$5.01 - $10.00	55,000	1.82	6.25	—	—

	1,954,604	2.92	$0.78	1,157,098	$1.18

c.	Stock Warrants

The Company, from time to time has issued stock warrants as payment for fees, interest, and services rendered. For the periods ended October 31, 2003, 2002, and 2001, the Company had outstanding warrants to purchase 2,066,887, 1,234,861, and 1,291,861 shares of common stock, respectively. All warrants are exercisable at a weighted average price per share of $1.18, have a term of five years and are exercisable immediately or over the term of the related note if any. For the periods ended October 31, 2003, 2002 and 2001, no warrants to purchase common stock were exercised and none lapsed. For the periods ended October 31, 2003, 2002, and 2001, 458,437, 15,000, and 460,000 warrants were granted, respectively.

13.	INCOME TAXES

The Company has not recorded an income tax expense or benefit for the periods ended October 31, 2003 and 2002.

The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal and State, PRC and Hong Kong income tax rates to earnings before provision for income taxes for the periods ended October 31, 2003, 2002 and 2001 is as follows (amounts in thousands):

	October 31,	October 31,	October 31,
	2003	2002	2001
Pre-tax loss	$(808)	$(6,942)	$(2,571)

Computed Federal income tax benefit at 34.0%	(275)	(2,360)	(874)
Computed state income tax benefit at 8.4%, net of federal income benefit	(47)	(202)	(75)
Effect of difference between Hong Kong and PRC tax rates and U.S. Federal and state tax rates	161	207	267
Impairment of goodwill	—	1,937	—
Other permanent differences	(234)	561	(393)
Elimination of net operating Loss carry forwards due to Section 382 limitation	—	—	8,692
Change in valuation allowance	395	(143)	(7,617)

	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at October 31, 2003 and 2002 are presented below (amounts in thousands):

	2003	2002

Deferred tax assets:
Net operating loss (NOL) carry forwards	$3,564	$3,255
Depreciation and amortization	(4)	(4)
Allowance for doubtful accounts receivable	7	38
Inventory obsolescence	77	—
Write-off of machinery	41	41
Accrued expenses	19	(23)

Total gross deferred tax assets	3,704	3,307
Less valuation allowance	(3,704)	(3,307)

Net deferred tax asset	$—	$—

The Company has provided a valuation allowance for 100% of its deferred tax assets at October 31, 2003, 2002 and 2001 as the Company could not conclude that it was more likely than not that it would realize these assets due principally to the Company’s history of losses.

At October 31, 2003 and 2002 the Company had an estimated federal net operating loss carry forward of approximately $9,373,000 and $8,598,000 respectively, expiring through 2020.

PRC Taxation:

The fiscal year end of the PRC subsidiaries is December 31. The tax rate for both companies is 15%. At December 31, 2002 IDWT and MULCD had a tax loss carry forward of $522,000 and $761,000, respectively. Management expects both companies to have incurred tax losses in the year ended December 31, 2003. A 100% valuation allowance for the deferred tax assets has been provided as it could not be concluded that it was more likely than not that these assets would be realized given the history of trading losses.

Hong Kong Taxation:

The rate of taxation in Hong Kong is 17.5%. The Company has incurred losses since its inception. A 100% valuation allowance for the deferred tax assets has been provided as it could not be concluded that it was more likely than not that these assets would be realized given the history of trading losses.

14.	RETIREMENT PLANS

The Company maintains the “IDW 401(k) Plan” (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time U.S. employees. At its option, the Company can make discretionary matching contributions. To date the Company has not made such a contribution.

For its Hong Kong employees, the Company currently contributes approximately $9,000 per year to a “Mandatory Provident Fund” (MPF) under the laws of the Hong Kong Special Administrative Region of the PRC.

15.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company produces displays or display modules for end products of OEMs manufacturers and hence operates in one segment. However, the Company has four major geographic territories where it sells and distributes essentially the same products. The geographic territories are the United States, Hong Kong (including China), Asia (excluding Hong Kong and China), and Europe. The following represents geographical data for continuing operations (in thousands).

Revenues	Fiscal Period Ended October 31

	2003	2002	2001

United States	$10,824	$11,266	$7,642
Hong Kong (including China)	4,916	6,753	5,634
Asia (excluding Hong Kong and China)	4,538	2,183	490
Europe	1,690	566	407
Other	878	160	485

	$22,846	$20,928	$14,658

“Long-lived Assets”

	2003	2002

United States	$109	$162
Hong Kong (including China)	4,687	5,035
Asia (excluding Hong Kong and China)	—	—
Europe	—	—
Other	—	—

	$4,796	$5,197

Major Customer

Sales to one customer for the periods ended October 31, 2003, 2002, 2001, accounted for approximately 29%, 30%, and 35%, respectively of total sales.

16.	QUARTERLY FINANCIAL DATA (UN-AUDITED)

          The following financial information reflects all normal recurring adjustments that are, in opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the periods ending October 31, 2003, 2002, and 2001 are set forth in the following table:

				Diluted	Basic
			Net	Earnings	Earnings
			Earnings	(Loss) Per	(Loss) Per
	Sales	Gross Profit	(Loss)	Share	Share

2003
First Quarter	$5,121	$1,492	$24	$0.00	$0.00
Second Quarter	4,688	931	(628)	(0.03)	(0.03)
Third Quarter	5,889	1,305	(314)	(0.02)	(0.02)
Fourth Quarter	7,148	1,518	110	0.01	0.01

Total	$22,846	$5,246	$(808)	$(0.04)	$(0.04)

2002
First Quarter	$4,611	$1,155	$(299)	$(0.02)	$(0.02)
Second Quarter	5,584	1,383	(178)	(0.01)	(0.01)
Third Quarter	5,316	1,321	(347)	(0.02)	(0.02)
Fourth Quarter	5,417	1,339	(6,118)	(0.32)	(0.32)

Total	$20,928	$5,198	$(6,942)	$(0.36)	$(0.36)

2001
First Quarter	4,109	960	(710)	(0.04)	(0.04)
Second Quarter	4,843	1,223	(540)	(0.03)	(0.03)
Third Quarter	4,579	975	(861)	(0.04)	(0.04)
Fourth Period	1,127	32	(460)	(0.02)	(0.02)

Total (ten months)	$14,658	$3,190	$(2,571)	$(0.14)	$(0.14)

*     The Company changed its fiscal year end to October 31st in October 2001. Previously the fiscal year end was a manufacturing calendar year ending on the last Saturday in December. Therefore, the fourth period of fiscal 2001 is only one month.

SUPPLEMENTARY INFORMATION

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

For the year Ended October 31, 2003, the year Ended October 31, 2002 and the ten-months Ended October 31, 2001

	Balance at	Charged to		Balance
	beginning	costs and	Deductions	at End
Description	of Period	Expenses	(write-offs)	of Period

October 31, 2001
Allowance for doubtful accounts	$127	$69	$—	$196
Allowance for obsolete inventory	$482	$103	$—	$585

October 31, 2002
Allowance for doubtful accounts	$196	$237	$(92)	$341
Allowance for obsolete inventory	$585	$(216)	$—	$369

October 31, 2003
Allowance for doubtful accounts	$341	$6	$(307)	$40
Allowance for obsolete inventory	$369	$142	—	$511

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, about the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-K are effective in timely alerting them to material information required to be included in this Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for in Item 10 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for in Item 11 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for in Item 12 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for in Item 13 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for in Item 14 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements (see Item 8.)

•	Report of Independent Auditors (Grant Thornton)

•	Report of Independent Certified Public Accountants (Perry-Smith, LLP)

•	Consolidated Balance Sheets - October 31, 2003 and October 31, 2002

•	Consolidated Statements of Operations - Years Ended October 31, 2003, October 31, 2002 and ten months ended October 31, 2001

•	Consolidated Statements of Stockholders’ Equity - Years Ended October 31, 2003, October 31, 2002 and ten months ended October 31, 2001

•	Consolidated Statements of Cash Flows - Years Ended October 31, 2003, October 31, 2002 and ten months ended October 31, 2001

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

•	Schedule II - Valuation and Qualifying Accounts (accounts not required or not material have been omitted)

(3)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger merging Morrow Snowboards, Inc. into Granite Bay Technologies, Inc. (1)

2.2	Agreement and Plan of Merger merging Granite Bay Technologies, Inc. into International DisplayWorks, Inc.(2)

3.1	Certificate of Incorporation (2)

3.2	Bylaws(22)

4.2	Securities Purchase Agreement dated October 31, 1997 among the Registrant, Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and the security holders of Westbeach Snowboard Canada Ltd. listed therein (6)

Exhibit No.	Description

4.3	Forms of Warrant (26)

4.4	Forms of Placement Agent Warrant (27)

10.1	Forms of Warrant (3)

10.2	Morrow Snowboards, Inc. Employee Equity Incentive Plan as amended and restated February 13, 1997 (4)

10.3	Form of Nonqualified Stock Option Agreement (3-4)

10.4	Form of Incentive Stock Option Agreement (3-4)

10.5	Form of Indemnification Agreement (3-4)

10.6	Stock Option Plan for Non-Employee Directors (3-4)

10.7	Securities Purchase Agreement dated October 31, 1997 among the Registrant, Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and the Security holders of Westbeach Snowboard Canada Ltd. listed therein (6)

10.8	Guarantee and Postponement of Claim by Morrow Westbeach Canada ULC in favor of Foothill Capital Corporation dated as of May 7, 1998 (as assigned to Capitol Bay Management, Inc.) (19)

10.9	Intellectual Property and Security Agreement dated as of May 7, 1998, between Morrow Snowboards, Inc. and Foothill Capital Corporation (as assigned to Capitol Bay Management, Inc.)(19)

10.10	General Security Agreement dated as of May 7, 1998, between Morrow Westbeach Canada ULC and Foothill Capital Corporation (as assigned to Capitol Bay Management, Inc.)(19)

10.11	Security Agreement-Stock Pledge dated as of May 7, 1998, between Morrow Snowboards, Inc. and Foothill Capital Corporation (as assigned to Capitol Management, Inc.)(19)

10.12	Assignment and Acknowledgment Agreement dated May 7, 1999, between Capitol Bay Management, Inc. and Foothill Capital Corporation, the Registrant and Westbeach Snowboard U.S.A. Inc.(19)

10.13	Acquisition Agreement dated as of March 26, 1999, by and between K2 Acquisitions, Inc. and the Registrant (10)

10.14	Memorandum of Understanding between Capitol Bay Management, Inc. and the Company (11)

10.15	Payment Agreement effective June 17, 1999 among Morrow Snowboards, Inc., certain Petitioning Creditors named therein and Robert K. Morrow, Inc., a Disbursing Agent for the Petitioning Creditors (12)

10.16	Promissory Note dated August 25, 1999, given by Morrow Snowboards, Inc. to Dennis and Carol Pekkola (12)

10.17	Trust Deed dated August 25, 1999, given by Morrow Snowboards, Inc. to Robert Smejkel, as Trustee, with Dennis and Carol Pekkola as beneficiaries (13)

10.18	Subordination Agreement dated August 25, 1999, among Morrow Snowboards, Inc., Robert K. Morrow, as Escrow Agent for certain creditors of the Company and the Pekkolas (13)

10.19	Morrow Snowboards, Inc. 1999 Stock Option Plan for Non-Employee Directors (14)

10.20	Asset Purchase Agreement dated as of November 12, 1999, among Westbeach Canada ULC and Westbeach Sports Inc.(15)

10.21	General Assignment dated as of November 12, 1999, among Westbeach Canada ULC

Exhibit No.	Description

and Westbeach Sports Inc.(15)

10.22	Assignment of Lease and Consent among Westbeach Canada ULC, Westbeach Sports Inc. and Western Immo Holdings, Inc. dated as of November 12, 1999 (15)

10.23	Assignment of Lease and Consent among Westbeach Canada ULC, Westbeach Sports Inc. and Welf Arne Von Dehn dated as of November 12, 1999 (15)

10.24	Bill of Sale between Westbeach Canada ULC and Westbeach Sports Inc. dated as of November 12, 1999 (15)

10.25	Letter from Arthur Andersen, LLP dated January 24, 2000 (16)

10.26	Placement Agent Agreement dated January 13, 2000, between Morrow Snowboards, Inc. and Capitol Bay Securities, Inc (17)

10.27	Securities Purchase Agreement effective as of January 31, 2000, among Morrow Snowboards, Inc. and the Sellers (18)

10.28	Sale and Purchase Agreement February 1, 2000 among Vikay Industrial (Hong Kong) Ltd. and International DisplayWorks, Inc. (19)

10.29	Supplemental Deed and Charge dated February 1, 2000, between International DisplayWorks (Hong Kong) Ltd. and International DisplayWorks, Inc., as Chargors, and Vikay Industrial Ltd. (in Judicial Management) and Vikay Industrial (Hong Kong) Ltd. as Chargees (18)

10.30	2000 Equity Incentive Plan for Non-Employee Directors (21)

10.31	Stock Option Agreements [Form of] (23)

10.32	Equity Incentive Plan (21)

10.33	Employment Contract with Ian Bebbington (24)

10.34	Manufacturing Agreement (25)

10.35	Form of Common Stock Purchase Agreement (26)

10.36	Form of Promissory Note (26)

10.37	Form of Securities Purchase Agreement (27)

10.38	Form of Registration Rights Agreement (27)

23.1	Consent of Grant Thornton

23.2	Consent of Perry Smith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated herein by reference from the Company’s Current Report on Form 8-K dated November 6, 2000 (File No. 0-753683).

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 31, 2001 (File No. 0-27002).

(3)	Incorporated herein by reference from the Company’s registration statement on Form S-1 (File No. 33-97800).

(4)	Incorporated by reference from the Company’s Proxy Statement for the meeting held on May 22, 1997 (File No. 000-27002).

(5)	Incorporated herein by reference from the Company’s 1995 Annual Report on Form 10-K (File No. 0-27002).

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 31, 1997 (File No. 0-27002).

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 11, 1997 (File No. 0-27002).

(8)	Incorporated by reference from the Company’s 1997 Annual Report on Form 10-K (File No. 0-27002).

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 8, 1998 (File No. 0-27002).

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 26, 1999 (File No. 0-27002).

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 1999 (File No. 0-27002).

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 28, 1999 (File No. 0-27002).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 25, 1999 (File No. 0-27002).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 30, 1999 (File No. 0-27002).

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 12, 1999 (File No. 0-27002).

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 14, 2000 (File No. 0-27002).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 31, 2000 (File No. 0-27002).

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 31, 2000 (File No. 0-27002).

(19)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 1, 2000 (File No.0-27002).

(20)	Incorporated by reference from the Company’s Proxy Statement for the meeting held on September 28, 2000 (File No. 707647).

(21)	Incorporated by reference from the Company’s current report on Form 8-K filed October 15, 1999 (File No. 000-27002).

(22)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended October 31, 2001 (File No 000-27002).

(23)	Incorporated by reference from the Company’s registration statement on Form S-8 effective May 1, 2002 (File No. 333-87296).

(24)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended October 31, 2002 (File No 000-27002).

(25)	Incorporated by reference from the Company’s current report on Form 8-K filed on April 24, 2003 (File No. 000-27002).

(26)	Incorporated by reference from the Company’s current report on Form 8-K filed on October 10, 2003 (File No. 000-27002).

(27)	Incorporated by reference from the Company’s current report on Form 8-K filed on December 30, 2003 (File No 000-27002).

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Date of Event Reported	Item Reported

January 9, 2004	Signing of the Commitment letter for $5 Million Asset Based Credit Line with Wells Fargo Business Credit, Inc.

December 23, 2003	Announcing $5 Million Dollar Private Placement

December 2, 2003	Announcing the Company’s presentation at Friedland Capital’s Undervalued Equities Conference

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL DISPLAYWORKS, INC., A Delaware corporation

Dated: February 3, 2004	By:	/s/ Stephen C. Kircher

Stephen C. Kircher,
Chairman and Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTERNATIONAL DISPLAYWORKS, INC., A Delaware corporation

Dated: February 3, 2004	By	/s/ Stephen C. Kircher

Stephen C. Kircher,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: February 3, 2004	By:	/s/ Anthony Genovese

Anthony Genovese,
Vice-Chairman and Chief Technology Officer

Dated: February 3, 2004	By:	/s/ William H. Hedden

William H. Hedden, Director

Dated: February 3, 2004	By:	/s/ Ronald Cohan

Ronald Cohan, Director

Dated: February 3, 2004	By:	/s/ Timothy Nyman

Timothy Nyman, Director

Dated: February 3. 2004	By:	/s/ Ian Bebbington

Ian Bebbington,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger merging Morrow Snowboards, Inc. into Granite Bay Technologies, Inc. (1)

2.2	Agreement and Plan of Merger merging Granite Bay Technologies, Inc. into International DisplayWorks, Inc.(2)

3.1	Certificate of Incorporation (2)

3.2	Bylaws(22)

4.2	Securities Purchase Agreement dated October 31, 1997 among the Registrant, Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and the security holders of Westbeach Snowboard Canada Ltd. listed therein (6)

Exhibit No.	Description

4.3	Forms of Warrant (26)

4.4	Forms of Placement Agent Warrant (27)

10.1	Forms of Warrant (3)

10.2	Morrow Snowboards, Inc. Employee Equity Incentive Plan as amended and restated February 13, 1997 (4)

10.3	Form of Nonqualified Stock Option Agreement (3-4)

10.4	Form of Incentive Stock Option Agreement (3-4)

10.5	Form of Indemnification Agreement (3-4)

10.6	Stock Option Plan for Non-Employee Directors (3-4)

10.7	Securities Purchase Agreement dated October 31, 1997 among the Registrant, Morrow, LLC, Morrow Snowboards ULC, Westbeach Snowboard Canada Ltd. and the Security holders of Westbeach Snowboard Canada Ltd. listed therein (6)

10.8	Guarantee and Postponement of Claim by Morrow Westbeach Canada ULC in favor of Foothill Capital Corporation dated as of May 7, 1998 (as assigned to Capitol Bay Management, Inc.) (19)

10.9	Intellectual Property and Security Agreement dated as of May 7, 1998, between Morrow Snowboards, Inc. and Foothill Capital Corporation (as assigned to Capitol Bay Management, Inc.)(19)

10.10	General Security Agreement dated as of May 7, 1998, between Morrow Westbeach Canada ULC and Foothill Capital Corporation (as assigned to Capitol Bay Management, Inc.)(19)

10.11	Security Agreement-Stock Pledge dated as of May 7, 1998, between Morrow Snowboards, Inc. and Foothill Capital Corporation (as assigned to Capitol Management, Inc.)(19)

10.12	Assignment and Acknowledgment Agreement dated May 7, 1999, between Capitol Bay Management, Inc. and Foothill Capital Corporation, the Registrant and Westbeach Snowboard U.S.A. Inc.(19)

10.13	Acquisition Agreement dated as of March 26, 1999, by and between K2 Acquisitions, Inc. and the Registrant (10)

10.14	Memorandum of Understanding between Capitol Bay Management, Inc. and the Company (11)

10.15	Payment Agreement effective June 17, 1999 among Morrow Snowboards, Inc., certain Petitioning Creditors named therein and Robert K. Morrow, Inc., a Disbursing Agent for the Petitioning Creditors (12)

10.16	Promissory Note dated August 25, 1999, given by Morrow Snowboards, Inc. to Dennis and Carol Pekkola (12)

10.17	Trust Deed dated August 25, 1999, given by Morrow Snowboards, Inc. to Robert Smejkel, as Trustee, with Dennis and Carol Pekkola as beneficiaries (13)

10.18	Subordination Agreement dated August 25, 1999, among Morrow Snowboards, Inc., Robert K. Morrow, as Escrow Agent for certain creditors of the Company and the Pekkolas (13)

10.19	Morrow Snowboards, Inc. 1999 Stock Option Plan for Non-Employee Directors (14)

10.20	Asset Purchase Agreement dated as of November 12, 1999, among Westbeach Canada ULC and Westbeach Sports Inc.(15)

10.21	General Assignment dated as of November 12, 1999, among Westbeach Canada ULC

Exhibit No.	Description

and Westbeach Sports Inc.(15)

10.22	Assignment of Lease and Consent among Westbeach Canada ULC, Westbeach Sports Inc. and Western Immo Holdings, Inc. dated as of November 12, 1999 (15)

10.23	Assignment of Lease and Consent among Westbeach Canada ULC, Westbeach Sports Inc. and Welf Arne Von Dehn dated as of November 12, 1999 (15)

10.24	Bill of Sale between Westbeach Canada ULC and Westbeach Sports Inc. dated as of November 12, 1999 (15)

10.25	Letter from Arthur Andersen, LLP dated January 24, 2000 (16)

10.26	Placement Agent Agreement dated January 13, 2000, between Morrow Snowboards, Inc. and Capitol Bay Securities, Inc (17)

10.27	Securities Purchase Agreement effective as of January 31, 2000, among Morrow Snowboards, Inc. and the Sellers (18)

10.28	Sale and Purchase Agreement February 1, 2000 among Vikay Industrial (Hong Kong) Ltd. and International DisplayWorks, Inc. (19)

10.29	Supplemental Deed and Charge dated February 1, 2000, between International DisplayWorks (Hong Kong) Ltd. and International DisplayWorks, Inc., as Chargors, and Vikay Industrial Ltd. (in Judicial Management) and Vikay Industrial (Hong Kong) Ltd. as Chargees (18)

10.30	2000 Equity Incentive Plan for Non-Employee Directors (21)

10.31	Stock Option Agreements [Form of] (23)

10.32	Equity Incentive Plan (21)

10.33	Employment Contract with Ian Bebbington (24)

10.34	Manufacturing Agreement (25)

10.35	Form of Common Stock Purchase Agreement (26)

10.36	Form of Promissory Note (26)

10.37	Form of Securities Purchase Agreement (27)

10.38	Form of Registration Rights Agreement (27)

23.1	Consent of Grant Thornton

23.2	Consent of Perry Smith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated herein by reference from the Company’s Current Report on Form 8-K dated November 6, 2000 (File No. 0-753683).

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 31, 2001 (File No. 0-27002).

(3)	Incorporated herein by reference from the Company’s registration statement on Form S-1 (File No. 33-97800).

(4)	Incorporated by reference from the Company’s Proxy Statement for the meeting held on May 22, 1997 (File No. 000-27002).

(5)	Incorporated herein by reference from the Company’s 1995 Annual Report on Form 10-K (File No. 0-27002).

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 31, 1997 (File No. 0-27002).

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 11,1997 (File No. 0-27002).

(8)	Incorporated by reference from the Company’s 1997 Annual Report on Form 10-K (File No. 0-27002).

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 8, 1998 (File No. 0-27002).

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 26, 1999 (File No. 0-27002).

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 1999 (File No. 0-27002).

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 28, 1999 (File No. 0-27002).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 25, 1999 (File No. 0-27002).

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 30, 1999 (File No. 0-27002).

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 12, 1999 (File No. 0-27002).

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 14, 2000 (File No. 0-27002).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 31, 2000 (File No. 0-27002).

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 31, 2000 (File No. 0-27002).

(19)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 1, 2000 (File No.0-27002).

(20)	Incorporated by reference from the Company’s Proxy Statement for the meeting held on September 28, 2000 (File No. 707647).

(21)	Incorporated by reference from the Company’s current report on Form 8-K filed October 15, 1999 (File No. 000-27002).

(22)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended October 31, 2001 (File No 000-27002).

(23)	Incorporated by reference from the Company’s registration statement on Form S-8 effective May 1, 2002 (File No. 333-87296).

(24)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended October 31, 2002 (File No 000-27002).

(25)	Incorporated by reference from the Company’s current report on Form 8-K filed on April 24, 2003 (File No. 000-27002).

(26)	Incorporated by reference from the Company’s current report on Form 8-K filed on October 10, 2003 (File No. 000-27002).

(27)	Incorporated by reference from the Company’s current report on Form 8-K filed on December 30, 2003 (File No 000-27002).