Form 10-K/A
period 2003-10-31
INTERNATIONAL DISPLAYWORKS INC
filed 2004-02-27
CIK 866415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended: October 31, 2003

                         Commission File Number: 0-27002

                        INTERNATIONAL DISPLAYWORKS, INC.
             (Exact name of Registrant as specified in its charter)

       Delaware                                        94-3333649
       --------                                        ----------
  (State or Incorporation)                  (I.R.S. Employer Identification No.)
599 Menlo Drive, Suite 200,
   Rocklin, California                                    95765
---------------------------                               -----
  (Address of principal                                 (Zip Code)
    executive offices)

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

Indicate by a checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (ss.229,405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
Form 10-K or any amendment of this Form 10-K.   [ ]

Indicate by a check mark  whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). ___ Yes   X No

Aggregate Market Value of the voting stock held by non-affiliates of the registrant based on the closing sale price as reported by the OTCBB on January 21, 2004 was $41,942,711.30.

The number of shares of the registrant's common stock, no par value, outstanding on January 21, 2004 was 24,610,508.

Documents incorporated by reference: Certain portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of stockholders: None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     Stephen C. Kircher, age 50, has served as Chairman of the Board of Directors of the Company since February 2000 and as a director since October 1999. Mr. Kircher was appointed as our Chief Executive Officer in July 2001. Since 1993, he served as Chairman and majority owner of Capitol Bay Group, Inc. and as Chairman of Capitol Bay Securities, Inc., a securities and investment banking firm and Capitol Bay Management, Inc., an investment company. Both Capitol Bay Securities, Inc. and Capitol Bay Management, Inc. were wholly owned subsidiaries of Capitol Bay Group, Inc. Mr. Kircher closed Capital Bay Securities, Inc. in February of 2001. Mr. Kircher was also a founding Director of Burlingame Bancorp and served on its Board from 1984 to 1991. Mr. Kircher has a Bachelor of Arts degree from the University of California, San Diego.

     Anthony  G.  Genoves,  age 61,  has been a director  of our  company  since
September 2000, Chief Technology Officer since 2000 and Assistant Secretary since July 2001. He founded IDW in June 1999 to purchase the shares of MULCD and Vikay Industrial (Shenzhen) Limited ("IDWT"). IDW operated MULCD and IDWT under a management contract with Vikay Industrial (Singapore) Limited ("Vikay"), MULCD's and IDWT's parent company, from August 1, 1999. From 1997 to 1999, Mr. Genovese was President, joint member of the Office of the Chief Executive and Director of Vikay. Vikay entered Judicial Management, a form of bankruptcy proceeding in Singapore, in December 1997, though the Judicial Managers of Vikay selected Mr. Genovese to oversee continuing operations. In 1986, Mr. Genovese founded VGI, Inc., a joint venture company with Vikay to market Vikay LCD's and enter the LCD module business in the U.S. In 1992, VGI became a subsidiary of Vikay and was renamed Vikay America, Inc. Mr. Genovese continued as President and CEO of Vikay America from 1992 to 1997. Mr. Genovese received a Bachelor of Science in Physics from Manhattan College, a Master of Science in Physics & Mathematics from NYU & Courant Institute of Mathematical Sciences and studied Systems Management at USC for 18 graduate credits towards a Master Degree.

     William H. Hedden, age 49, has served as a director of our company since 1999. Mr. Hedden has served as President and Chief Executive Officer of Consolidated Adjusting, Inc., a construction insurance adjusting firm since 1992. From 1985 to 1992, Mr. Hedden served as a Director of Burlingame Bancorp and its subsidiary, Burlingame Bank & Trust Co. In 1984, Mr. Hedden served as Chairman of the Board of Bayhill Service Corporation, a mortgage-banking subsidiary of Delta Federal Savings & Loan. From 1983 to 1987, Mr. Hedden served as Chairman of the Board of Delta Federal Savings & Loan. Mr. Hedden received his Juris Doctor degree from Hastings College of the Law and a Bachelor of Arts degree from Stanford University.

     Timothy B. Nyman, age 53, has served as a director of our company since October 2000. Mr. Nyman is the Senior Vice President of Global Services at GTECH Corporation, the world's leading operator of online lottery transaction processing systems. In 1979, Mr. Nyman went to work with the predecessor company of GTECH Corporation, which was the gaming division of Datatrol, Inc. In his twenty-three years with GTECH and its predecessors, Mr. Nyman has held various positions in operations and marketing. He has directed a full range of corporate marketing activities and participated in the planning and installation of new online lottery systems domestically and internationally. Mr. Nyman received a Bachelor of Science degree in Marketing, Accounting and Finance from Michigan State University.

     Ronald A. Cohan, age 63, has served as a director of our company since October 2000. Since 1995, Mr. Cohan has served as a consultant to High Integrity Systems, Inc., a subsidiary of Equifax Inc. Prior to that, Mr. Cohan joined the San Francisco law firm of Pettit & Martin as an Associate in 1968 and was admitted as a Partner in 1972. He opened the Los Angeles office of Pettit & Martin in October of 1972 and was partner in charge until March of 1983. Mr. Cohan left Pettit & Martin in February of 1992 and became principal of his own law firm. Mr. Cohan has specialized in government procurement matters for various institutional clients such as Honeywell, 3M, Mitsui, Centex and Equifax. Mr. Cohan received a Bachelor of Arts degree from Occidental College in 1963 and a Juris Doctor degree from the School of Law (Boalt Hall), University of California, Berkeley.

EXECUTIVE OFFICERS

     For information regarding Mr. Kircher & Mr. Genovese see "Directors" above.

     Ian Bebbington, age 48, is a chartered accountant and has been our Chief Financial Officer since July 2001. Mr. Bebbington founded Findatsys Worldwide Ltd., an internet start-up company where he worked from 1995 to 2001. He was the Chief Financial Officer from 1991 to 1993 and the Chief Executive Officer from 1993 to 1995 of Contimach Ltd., and its Chinese subsidiaries, a subsidiary of Fenner PLC, a U.K. public company. He held various financial positions in eight countries with subsidiaries of Inchcape PLC, a UK "FTSE 100" quoted company from 1980 to 1991. Mr. Bebbington earned a Bachelor of Science degree in Economics and Commerce from the University of Southampton. He is a member of the Institute of Chartered Accountants of England and Wales qualifying whilst with KPMG London.

     Philip Gregory, age 66, now is the Senior Vice President Far East Operations since June 2002, had been the Vice President of Manufacturing of IDW since November 1999. Mr. Gregory has over 30 years' experience in the electronics industry in areas of product and process development, equipment design, equipment maintenance, installation and automation, in both high and low volume, manufacturing environments. From 1996 to 1999, Mr. Gregory served as a manufacturing consultant to Three-Five Systems, Micro Display Corp., Accudyne and Villa Precision International. From 1994 to 1995, he was Product Development Manager for Villa Precision International, responsible for product development, customer process improvements and sales support. Mr. Gregory's experience also includes CEO of Dove Communications, General Manager of the telecom division of Elec & Elteck, VP of Operations for Printed Circuit International, Operations Manager of National Semiconductor, and various positions with Texas Instruments. Mr. Gregory attended North Texas State University, majoring in business.

     Alan M. Lefko, age 56, was promoted to our Vice President of Finance in 2004. Previously, he was our Corporate Controller since July 2001. Mr. Lefko was appointed as the Corporate Secretary in 2004. Prior to our merger with Granite Bay Technologies, Inc., Mr. Lefko was the Chief Financial Officer of IDW from February 2000 to July 2001. From July 1999 to January 2000, Mr. Lefko was the Chief Financial Officer of The Original Bungee Company ("Bungee") in Oxnard, California, a manufacturer and distributor of stretch cord and webbing products. Mr. Lefko was responsible for the reorganization of Bungee's financing structure, establishment of an asset based lending program and implementation of cost accounting systems and controls. From 1989 to 1999, Mr. Lefko served as Chief Financial Officer and Controller of Micrologic, a manufacturer and distributor of Global Positioning Systems and Vikay America, Inc., a subsidiary of Vikay Industrial (Singapore) Limited, based in Chatsworth, California. Mr. Lefko has a BA degree in Business Administration and Accounting from California State University, Northridge, California.

     There are no family relationships between any of the directors or executive officers.

Key Employee

     Bradley J. Ferrell, age 26, joined our company as a financial analyst in 2000 after graduating from Southern Methodist University with a BS in Economics and a year working as an analyst in the tech sector of a brokerage company. After a year with our Company, he was appointed to the position of Production Coordinator with much of his time spent in Hong Kong and China. In 2002, he was appointed Domestic Sales Manager under our Vice President of Sales, an officer of the Society of Information Displays and worked closely with members of independent network of sales representatives. He then assisted the CEO with restructuring the sales and marketing function and was subsequently appointed Vice President of Sales and Marketing handling worldwide sales.

Audit Committee Financial Expert

     The Board of Directors determined that all of the members of the Audit Committee, Ronald Cohan, William Hedden and Timothy Nyman are qualified as Audit Committee Financial Experts. All of the members of the Audit Committee are independent as determined by the NASD listing standards.

Compliance with Section 16 of the Securities Exchange Act of 1934

     Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission ("Commission"), directors and officers of the Company and persons who own more than 10% of the Company's common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. A copy of our code of ethics can
be            found            on           our            website            at
http://www.idwlcd.com/InvestorRelations/doc/THE%20IDW%20CODE%20OF%20CONDUCT.doc.
The Company will report any amendment or wavier to the code of ethics on our website within five (5) days.

ITEM. 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

                                                                                               Securities
                Name and                                                           Other       Underlying
           Principal Position               Period                   Bonus     Compensation      Options
           ------------------               ------                   -----     ------------      -------
                                                          $            $             $
                                                          -            -             -

Stephen C. Kircher,                          2003      $150,000        -             -             2,000
Chief Executive Officer & Chairman           2002      $138,542        -             -              -
                                             2001      $ 61,417        -             -           100,000


Anthony Genovese,                            2003      $175,000        -         $9,000(1)         2,000
Chief Technology Officer                     2002      $214,850        -         $9,000(1)          -
& Vice Chairman                              2001      $145,833        -         $7,500(1)        30,000


Ian Bebbington,                              2003      $116,785        -        $42,465(3)         2,000
Chief Financial Officer                      2002      $102,194     $30,967     $54,065(3)       50,000
                                             2001      $  33,848       -        $17,436(3)       50,000


Philip Gregory,                              2003      $150,000        -        $20,236(2)       102,000
Vice President of Manufacturing              2002      $150,000        -        $20,580(2)       10,000
                                             2001      $141,583        -        $11,772(2)       30,000

Bradley J. Ferrell,                          2003      $80,000      $22,000          -           52,000
V.P. Sales and Marketing                     2002      $57,000         -             -           22,500
                                             2001      $39,909         -             -              -

--------------------------
Footnotes:

(1) Represents vehicle allowance.

(2) Represents housing & subsistence allowance for the PRC in 2001, 2002 and 2003.
(3) Housing allowance in 2001, $17,436; 2002, housing allowance $52,645, pension $1,420; 2003, housing allowance $42,465.

Option Grants in 2003

The following table provides information relating to stock options granted by us during the year ended October 31, 2003.

                                              Option Grants in Last Fiscal Year
                                                                                                      Potential Realizable
                               Number of         Percent of Total                                   Value at Assumed Annual
                              Securities        Options Granted to                                    Rates of Stock Price
                              Underlying            Employees          Exercise                           Appreciation
                            Options Granted       in Fiscal Year        Price        Expiration        For Option Terms
                            ---------------       --------------                                       ----------------
          Name                                                        Per Share        Date          5%            10%
          ----                                                        ---------        -----       ------        -------
Ian Bebbington                   2,000                  *               $0.15         12/14/07     $   85        $   184
Stephen C. Kircher               2,000                  *               $0.15         12/14/07         85            184
Anthony Genovese                 2,000                  *               $0.15         12/14/07         85            184
Philip Gregory                   2,000                  *               $0.15         12/14/07         85            184
Philip Gregory                 100,000                22.9%             $0.33         08/26/08      9,100         20,100
Bradley J. Ferrell               2,000                  *               $0.15         12/14/07         85            184
Bradley J. Ferrell              50,000                11.5%             $0.33         08/26/08      4,550         10,050
*  Less than 1%

     The exercise price of each option was equal to or more than the fair market value of our common stock on the date of the grant. Percentages shown under "Percent of Total Options Granted to Employees in the Last Fiscal Year" are based on an aggregate of 536,006 options granted to our employees under the 2000 Equity Incentive Plan during the year ended October 31, 2003.

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

Fiscal Year End Option Values

     The following table sets forth for each of our executive officers named in the Summary Compensation Table the number and value of exercisable and un-exercisable options for the year ended October 31, 2003.

                                                               Number of Securities
                            Shares                             Underlying Unsecured                Value of Unexercised
                           Acquired                                  Options                       In-The-Money Options
                              on            Value               at October 31, 2003                 at October 31, 2003
         Name              Exercise      Realized ($)     Exercisable     Un-exercisable      Exercisable      Un-exercisable
         ----              --------      ------------     -----------     --------------      -----------      --------------
Ian Bebbington                 -              -             64,500           37,500                -                 -
Stephen C. Kircher             -              -             87,000             -                   -                 -
Anthony Genovese               -              -            202,000           60,000                -                 -
Philip Gregory                 -              -            122,000           80,000                -                 -
Bradley J. Ferrell             -              -             28,250           48,750                -                 -

Compensation of Directors

     During the fiscal year ended October 31, 2003, non-employee directors were granted options to purchase 2,000 shares of common stock at $0.15. After the fiscal year ended October 31, 2003, all non-employee directors were granted 15,000 shares of common stock, and in addition, the audit committee chairman was granted an additional 10,000 shares of common stock. In January 2000 and December 2000, non-employee directors were granted options to purchase 25,000 shares at $0.78 per share and options to purchase 10,000 shares at $0.85 per share, respectively. All directors are reimbursed expenses incurred for attending Board and Committee meetings.

Employment Agreement

     In November 2002, we entered into an employment agreement with our Chief Financial Officer, Ian Bebbington. The agreement has a term of two years expiring on October 31, 2004. Annual compensation is approximately $163,000, inclusive of the annual cost of $40,600 for leasehold accommodation. In the event of earlier termination by us, we will be required to pay the balance of salary due until expiration and continue accommodation and schooling of Mr. Bebbington's children until the end of the current school year. In October 2003, we elected not to renew this agreement in accordance with the provisions of the agreement. The purpose of the notice was to renegotiate some of the terms of the agreement. These negotiations have not been concluded.

Aggregated Option Exercises in Last Fiscal Year and Ten-Year Options/SAR Repricings

     There was no re-pricing of options for the fiscal year ended October 31, 2003.

Compensation Committee Interlocks and Insider Participation

     Directors William H. Hedden, Ronald Cohan and Timothy Nyman serve on the Compensation Committee. There are no compensation committee interlocks or insider participation on our compensation committee.

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

Annual Incentives

     On an annual  basis,  the  Compensation  Committee  considers  the grant of annual incentive bonuses to each executive officer. Incentive bonuses are discretionary and are determined subjectively, with the Compensation Committee taking into consideration the individual's performance, contribution and accomplishments during the past fiscal year and the Company's financial performance. Neither the decision to award a bonus, nor the specific size of the incentive bonus, is based on any specific measure of corporate performance. In fiscal 2003, an incentive bonus was awarded to the V.P. of Sales and Marketing.

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

     Effective October 12, 1999, the Board adopted the 1999 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Plan provides for the issuance of up to 300,000 shares of the Company's common stock (as presently constituted) to existing directors and, in the case of extra service or duties, to prior directors. Options may be awarded in such amounts, at such times, at such exercise prices and on such other terms as the Board determines, subject to any limitations in the Plan. Unless otherwise designated, options vest uniformly over the year following the date of grant. The options, subject to earlier termination under the Plan or option grant, expire after the later of (i) five years after the date of grant or (ii) five years after termination as a director. In 2003, the Board granted 6,000 options to directors at an average price of $0.15.

     Effective September 28, 2000, the Board and the stockholders of the Company approved the 2000 Employee Equity Incentive Plan ("Equity Incentive Plan"). On July 30, 2003, the Board and stockholders approved an amendment to increase the number of shares under the Equity Incentive Plan to 1,632,800. The purpose of the Equity Incentive Plan is to attract and retain the services of key employees, directors, officers and consultants and to help such individuals realize a direct proprietary interest in the Company. In 2003, the Board issued options to purchase 536,006 shares at an average exercise price of $0.29.

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

                                            Respectfully Submitted,
                                            Compensation Committee of
                                            International DisplayWorks, Inc.

                                            William H. Hedden
                                            Ronald Cohan
                                            Timothy Nyman

Comparison of Cumulative Total Return on Investment

     There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph below. The market price of our common stock in recent years has fluctuated significantly and it is likely that the price of the stock will fluctuate in the future. We do not endorse any predictions of future stock performance. Furthermore, the stock performance chart is not considered by us to be (i) soliciting material, (ii) deemed filed with the Securities and Exchange Commission, or (iii) to be incorporated by reference in any filings by us under the Securities Act, or the Exchange Act.

                               [GRAPHIC OMITTED]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan Information

          Compensation Plan Table

     The following table provides aggregate information as of the end of the fiscal year ended October 31, 2003 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

-----------------------------------------------------------------------------------------------------------
       Plan category         Number of securities to       Weighted-average         Number of securities
                             be issued upon exercise       exercise price of      remaining available for
                             of outstanding options,     outstanding options,      future issuance under
                               warrants and rights        warrants and rights    equity compensation plans
                                                                                   (excluding securities
                                                                                  reflected in column (a))
                                       (a)                       (b)                        (c)
-----------------------------------------------------------------------------------------------------------
 Equity compensation plans
   approved by security
          holders                   1,719,604                    $0.85                    631,612
-----------------------------------------------------------------------------------------------------------
 Equity compensation plans
 not approved by security             235,000                    $0.48                       -
          holders
-----------------------------------------------------------------------------------------------------------
           Total                    1,954,604                    $0.80                    631,612
-----------------------------------------------------------------------------------------------------------

     Equity Compensation Plans Not Approved by Security Holders

     The Board has granted options to purchase 235,000 shares of common stock that are not part of compensation plans approved by the security holders. There are options to purchase 150,000 shares granted in the fiscal 2001 to our former President and director at an exercise price of $0.50, options to purchase 50,000 shares granted to a director in fiscal 1999 at an exercise price of $0.25, and options to purchase 35,000 shares granted to a director in fiscal 2000 at an exercise price of $0.75.

Principal Stockholders

     The following table sets forth certain information as of January 21, 2004, with respect to the beneficial ownership of our common stock for (i) each director, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock.

     The  address  for each  listed  stockholder  unless  otherwise  listed  is:
International DisplayWorks, Inc., 599 Menlo Drive, Suite 200, Rocklin, California 95765. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

                                                                 Number of
         Name of Beneficial Owner                                Shares(1)            Percent(2)
         ------------------------                                ---------            ----------
         Stephen C. Kircher                                       2,950,923(3)          11.7%
         The Pinnacle Fund, L.P.                                  2,966,667             12.1%
            4965 Preston Park Blvd., Suite 240
            Plano, Texas 75093
         William H. Hedden                                           82,000(4)             *
         Anthony Genovese                                                  (5)           7.1%
         Ronald Cohan                                               181,000(6)             *
         Timothy Nyman                                              453,664(7)           1.8%
         All directors and executive officers as a group          5,731,290(8)          22.2%
         (seven persons)
-------------------
Footnotes:

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

(2) Based on 24,610,508 shares of the Company's common stock outstanding at January 21, 2004, plus that number of shares subject to options exercisable within 60 days of January 21, 2004 owned by each individual or group of individuals.

(3) Includes 2,274,000 shares and warrants to purchase 589,923 shares of common stock owned by the Kircher Family Trust of which Mr. Kircher and his wife are the trustees and options to purchase 87,000 shares held in the name of Stephen C. Kircher.

(4)      Includes 45,000 shares and options to purchase 37,000 shares.

(5) Includes 812,000 shares held in joint tenancy with Mr. Genovese's wife, Mrs. Sharon Genovese, 694,353 shares held by an individual retirement account for Mr. Genovese, 2,000 shares held by an individual retirement account for Mrs. Genovese, options to purchase 200,000 shares and warrants to purchase 60,000 shares.

(6)      Includes 159,000 shares and options to purchase 22,000 shares.

(7)      Includes 431,664 shares and options to purchase 22,000 shares.

(8) Includes 4,403,017 shares, options to purchase 368,000 shares and warrants to purchase 649,923 shares exercisable owned by our directors, 100,000 shares and options to purchase 64,500 shares owned by Mr. Bebbington and 21,350 shares and options to purchase 124,500 shares owned by Mr. Gregory.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Relationships and Related Transactions

     On July 15, 2003, a party related to a member of our Chief Executive Officer purchased $100,000 of units in our private placement of units. Each unit offering consisting of debt instruments and warrants to purchase 20,000 shares of common stock for each $100,000 loaned to us. Under the debt instruments, we will pay interest only payments each month at a rate of 12% per year and the total amount borrowed is due on December 31, 2004. The warrants are exercisable for $0.35 per share for a period of three years.

     Subsequent to the year end, our Chief Executive Officer and his spouse inherited from a relative promissory notes issued by us for $75,000 at an interest rate of 12.68% and $100,000 at an interest rate of 12% and warrants to purchase 5,625 shares at $0.21, 11,250 shares at $0.16, 10,000 shares at $0.35,
2,500 shares at $0.51 and 5,000 shares at $0.75 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Relationship with Independent Auditors

     The Company retained the firm of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending October 31, 2003.

Audit Fees

     The aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements on Form 10-K and the review of the financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal year ended October 31, 2002 was $129,610 and October 31, 2003 was $135,000.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the year ended October 31, 2002 was $27,903 and October 31, 2003 was $0.

Tax Fees

     The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended October 31, 2002 was $6,500 and October 31, 2003 was $0. The services comprising these fees include preparation of tax returns.

All Other Fees

     The aggregate fees billed for all other professional services rendered by the Company's independent auditors for the fiscal year ended October 31, 2002 was $0 and October 31, 2003 was $0.

     The Audit Committee approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be performed by the auditor in accordance with the Audit Committee Charter. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0% to the best of the Company's knowledge.

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

                                            INTERNATIONAL DISPLAYWORKS, INC.,
                                            A Delaware corporation


Dated:   February 26, 2004             By: /s/ Stephen C. Kircher
                                           -------------------------------------
                                           Stephen C. Kircher,
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)