Form 10-Q
period 2004-01-31
INTERNATIONAL DISPLAYWORKS INC
filed 2004-03-16
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2004

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

The number of shares outstanding of the registrant's Common Stock, no par value, as of March 4, 2004 was 24,810,508.

                        INTERNATIONAL DISPLAYWORKS, INC.



INDEX


Part 1 Financial Information                                         Page Number
                                                                     -----------

Item 1.  Financial Statements (Unaudited):

           Balance Sheets at January 31, 2004 and October 31, 2003............3

           Statements of Operations for the
           Three months ended January 31, 2004 and 2003.......................4

           Statements of Cash Flows for the
           Three months ended January 31, 2004 and 2003.......................5

           Notes to Financial Statements......................................6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation......................10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........14

Item 4.  Controls and Procedures.............................................14


Part II  Other Information

Item 1.  Legal Proceedings...................................................15

Item 2.  Changes in Securities...............................................15

Item 3.  Default Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders.................15

Item 5.  Other Information...................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................15

Signatures...................................................................17

Certifications...............................................................18

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               -----------------    ----------------
                                       ASSETS                                    January 31,          October 31,
                                       ------
                                                                                     2004                2003
                                                                               -----------------    ----------------
Current assets:
     Cash and cash equivalents                                                        $   3,744           $   1,178
     Accounts receivable,

        net of allowance for doubtful accounts of $39 and $40                             6,788               4,260

     Inventories                                                                          3,103               2,465

     Prepaid expense                                                                        950               1,361
                                                                               -----------------    ----------------
        Total current assets
                                                                                         14,585               9,264
                                                                               -----------------    ----------------


Property and equipment at cost, net                                                       5,422               4,796
                                                                               -----------------    ----------------
        Total assets                                                                 $   20,007           $  14,060
                                                                               =================    ================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $   5,995           $   4,770

     Accrued liabilities                                                                  1,896               1,636

     Line of credit                                                                         402               1,051

     Current portion of long term debt - related parties                                    534                  50

     Current portion of long term debt                                                    1,402                 452
                                                                               -----------------    ----------------
        Total current liabilities
                                                                                         10,229               7,959


Long-term debt, net of current portion - related parties                                      -                 624

Long-term debt, net of current portion                                                      403               1,253
                                                                               -----------------    ----------------


        Total liabilities                                                                10,632               9,836
                                                                               -----------------    ----------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par, 10,000,000 shares authorized, none issued Common
     Stock, no par, 40,000,000 shares authorized
        24,688,508 and 20,984,913  shares issued and outstanding
        at January 31, 2004 and October 31, 2003 respectively
                                                                                         46,335              41,806
     Accumulated deficit                                                               (37,032)            (37,653)

     Cumulative translation adjustment                                                       72                  71
                                                                               -----------------    ----------------
        Total shareholders' equity
                                                                                          9,375               4,224
                                                                               -----------------    ----------------
        Total liabilities and shareholders' equity                                   $   20,007           $  14,060
                                                                               =================    ================

                     The accompanying notes are an integral part of these financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except Share and per share data)

                                                        ---------------------------------------------------------
                                                                           Three Months Ended
                                                        ---------------------------------------------------------
                                                            January 31, 2004               January 31, 2003

Net sales                                                $              9,796           $              5,121
Cost of goods sold                                                      7,418                          3,689
                                                        --------------------------    ---------------------------
     Gross profit                                                       2,378                          1,432
                                                        --------------------------    ---------------------------

Operating expenses:
     General and administrative                                          1,106                           754
     Sales, marketing and customer service                                 394                           443
     Engineering, advanced design and
        product management                                                 142                           146
                                                        --------------------------    ---------------------------
        Total operating expenses                                         1,642                         1,343
                                                        --------------------------    ---------------------------

Operating income                                                           736                            89
                                                        --------------------------    ---------------------------

Other income (expense):
     Interest expense                                                     (138)                          (82)
     Other income                                                           23                            18
                                                        --------------------------
                                                                                      ---------------------------
        Total other income (expense)                                      (115)                          (64)
                                                        --------------------------    ---------------------------

Income before income taxes                                                 621                            25

     Provision for income taxes                                              -                             -
                                                        --------------------------    ---------------------------

Net income                                                                 621                            25
                                                        ==========================    ===========================


Net income per common share:
     Basic                                               $                0.03          $               0.00
                                                        ==========================    ===========================
     Diluted                                             $                0.02          $               0.00
                                                        ==========================    ===========================

Weighted average number of shares used in
  computing share amounts:
     Basic                                                          22,819,624                    19,246,253
                                                        ==========================    ===========================

     Diluted                                                        25,523,436                    19,246,253
                                                        ==========================    ===========================

                   The accompanying notes are an integral part of these financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Three Months Ended
                                                                                 -------------------------------------
                                                                                   January 31,        January 31,
                                                                                       2004               2003
                                                                                 -------------------------------------
Cash flows from operating activities:
     Net income                                                                          $    621            $     25
     Adjustments to reconcile net income to net cash provided
          by (used in) operating activities:
              Depreciation                                                                    218                 206
              Stock issued for services                                                        58                   -
              Foreign currency translation                                                      1                   -
                                                                                 -------------------------------------
                                                                                              898                 231

              Changes in operating assets and liabilities, net
                   of business combinations

                        (Increase) decrease in accounts receivable                        (2,528)                 228

                        Increase in Inventories                                             (638)               (231)

                        Decrease in prepaid expenses and other current assets                 411                  69

                        Increase (decrease) in accounts payable                             1,225                 (7)

                        Increase (decrease) in accrued liabilities                            260               (525)
                                                                                 -------------------------------------

                                      Net cash used in operating activities                 (372)               (235)

Cash flows from investing activities:

     Acquisitions of property, plant and equipment                                          (844)               (140)

                                                                                 -------------------------------------
                      Net cash used in investing activities
                                                                                            (844)               (140)

Cash flows from financing activities:

     Proceeds from issuance of common stock                                                 4,407                  16

     Proceeds from issuance of warrants                                                        64                   -

     Payment on lines of credit, net                                                        (649)               (363)

     Payment on debt - related parties                                                       (40)                (10)
                                                                                 -------------------------------------


          Net cash provided by (used in) financing activities                               3,782               (357)


Increase (decrease) in cash and cash equivalents                                            2,566               (732)


Cash and cash equivalents at beginning of period                                            1,178               1,556
                                                                                 -------------------------------------

Cash and cash equivalents at end of period                                              $   3,744            $    824
                                                                                 =====================================
                      The accompanying notes are an integral part of these financial statements

                  INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

          The  accompanying   consolidated   financial  statements  include  the
     accounts of International DisplayWorks, Inc., and its subsidiaries (collectively referred to as the "Company" or IDW"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the 2004 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

          The accompanying consolidated balance sheet at October 31, 2003, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.


2.   ORGANIZATION

     Description of Business
     -----------------------

          International DisplayWorks, Inc. (the "Company"), headquartered in Rocklin, California, was incorporated in the state of Delaware in July of 1999. On October 31, 2001, the Company merged with its parent, Granite Bay Technologies, Inc., a California corporation.

          The Company, together with its subsidiaries, all of which are wholly owned, is engaged in the design, manufacture and worldwide distribution of liquid crystal displays (LCDs), modules, and assemblies for major original equipment manufacturers (OEMs) with applications in telecommunications, automotive, industrial, medical, and consumer products.

          The  Company's  manufacturing  operations  are in  Shenzhen,  People's
     Republic of China (PRC). The display company MULCD Microelectronics (Shenzhen) Co., Ltd. ("MULCD") and the module company IDW Technologies (Shenzhen) Co., Ltd. ("IDWT") manufacture Liquid Crystal Displays (LCDs) and LCD modules using various display technologies such as chip-on-glass ("COG"), chip-on-board ("COB"), chip-on-flex ("COF"), surface mount technology ("SMT"), and tape automated bonding ("TAB"). IDWT also provides additional module enhanced services by adding other components such as back lighting, and keypads to module assemblies as well as having the capabilities to produce complete turn-key products.

     Liquidity
     ---------

          In the three months ended January 31, 2004 and January 31, 2003, the Company generated income of $621,000 and $25,000 respectively.

          The Company requires capital to repay certain existing fixed obligations, and to provide for additional working capital and investment in capital equipment if it is to grow in accordance with its business plan. To this end the Company has completed the following transactions:


                o On December 23, 2003, the Company successfully completed a $5,000,002 private placement through the sale of 3,333,335 shares of the Company's common stock at $1.50 a share. Proceeds, net of expenses of $668,000 were $4,332,002. The placement agent received a five-year warrant to purchase 166,666 shares at $1.75 a share.

                o On March 9, 2004 the Company signed an agreement for a new $5,000,000 asset based credit line with Wells Fargo Business Credit, Inc. The new line replaces an existing domestic only receivable line and creates up to $3,000,000 in additional working capital with more favorable terms. The credit line, which expires on March 9, 2006, is subject to a minimum monthly interest payment of $10,000, includes certain financial covenants, and is guaranteed by an officer of the Company.

     Management believes that the aforementioned equity transaction, the asset based lines of credit, and cash flows from operations will provide the Company sufficient working capital to fund operations for the foreseeable future.

3.   INVENTORY

     Inventories consisted of the following (in thousands):

                                                                January 31,             October 31,
                                                                    2004                   2003
                                                             -------------------    --------------------
        Finished goods                                       $             199      $             687
        Work-in-progress                                                 1,484                    752
        Raw materials                                                    1,907                  1,537
        Less: reserve for obsolete inventory                              (487)                  (511)
                                                             -------------------    --------------------
        Total inventory                                      $           3,103      $           2,465

                                                             ===================    ====================

4.       PREPAID EXPENSES

         Prepaid expenses and other current assets consisted of the following (in thousands):

                                                                January 31,             October 31,
                                                                    2004                   2003
                                                             -------------------    --------------------

        Prepaid expenses                                     $             352      $             377
        Advances to suppliers                                               54                    303
        PRC - VAT tax refund                                               326                    354
        Other                                                              218                    327
                                                             -------------------    --------------------
        Total prepaid expenses                               $             950      $           1,361
                                                             ===================    ====================

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following (in thousands):

                                                                January 31,             October 31,
                                                                    2004                   2003
                                                             -------------------    --------------------
        Land and buildings                                           $    1,185              $    1,185
        Construction in progress                                            415                      56
        Furniture, fixtures and equipment                                 1,812                   1,742
        Machinery                                                         5,180                   4,865


        Leasehold improvements                                              183                      83
                                                             -------------------    --------------------
                                                                          8,775                   7,931
        Less accumulated depreciation                                   (3,353)                 (3,135)
                                                             -------------------    --------------------

        Net property, plant and equipment                    $           5,422               $    4,796

                                                             ===================    ====================


6.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                               January 31,             October 31,
                                                                   2004                   2003
                                                            -------------------    --------------------
     Accrued payroll and related liabilities                $             837      $             747
     Accrued staff hostel expenses                                        139                    219
     Accrued inventory purchases                                           57                     68
     Accrued royalties                                                    156                    129
     Accrued PRC government management fees                                58                    102
     Accrued private placement expenses                                   188                      -
     Accrued commissions                                                  136                      -
     Other accrued liabilities                                            325                    371
                                                            -------------------    --------------------
                 Total accrued liabilities                  $            1,896     $           1,636

                                                            ===================    ====================

7.   STOCKHOLDERS' EQUITY

     Stock Option Plans
     ------------------

          During the three months ended January 31, 2004, there were no options granted, there were no options that were cancelled or expired, and 124,500 options were exercised under the employee stock option plans at a price that ranged from $0.15 to $0.50 per share.

          The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:



                                                                                     Three Months Ended
                                                                                         January 31
                                                                                2004                    2003
                                                                         -------------------------------------------
     Net income as reported                                                      $  621               $      25
     Deduct:  Total stock-based employee
     compensation expense determined under fair
     value based method for all awards.                                            (18)                    (12)
                                                                         -------------------     -------------------
     Pro forma net income                                                        $  603               $      13
                                                                         ===================     ===================

     Earnings per share:
     Basic - as reported                                                        $  0.03                  $ 0.00
                                                                                =======                  ======
     Diluted - as reported                                                      $  0.02                  $ 0.00
                                                                                =======                  ======
     Basic - pro forma                                                          $  0.03                  $ 0.00
                                                                                =======                  ======
     Diluted - pro forma                                                        $  0.02                  $ 0.00
                                                                         ===================     ===================

Common Stock Shares Issued
--------------------------

          During the three months ended January 31, 2004, the Company issued 3,703,595 shares of common stock. 3,333,335 shares of common stock were issued in conjunction with a private placement as reported on Form S-1 filed with the Securities and Exchange Commission on February 6, 2004. The shares were issued at $1.50 per share with proceeds of $5,000,002 less costs of approximately $668,000. 55,000 shares of the Company's common stock were issued as compensation to the Company's three independent directors at a price of $0.85 per share, fair market value on the date of the grant. 13,000 shares of the Company's common stock were issued in payment of consulting fees at a price of $0.85, fair market value on the date of the grant. 177,760 shares of the Company's common stock were issued through exercise of warrants to purchase the company's stock ranging in exercise price from $0.16 to $0.78 per share. 124,500 shares of the Company's common stock was issued through exercise of stock options issued under the Company's stock option and incentive plans at exercise prices ranging form $0.15 to $0.50 per share.

8.   SEGMENT AND GEOGRAPHIC INFORMATION

          The Company produces displays and display modules for the end products of OEM manufacturers and hence operates in one segment. However, the Company has four major geographic territories where it sells and distributes essentially the same products. These are the United States, Hong Kong (including China), Asia (excluding Hong Kong and China) and Europe. The following represents geographical data for continuing operations (in thousands):

     Revenues for Three Months Ended:

                                                           --------------------------------------------
                                                                January 31,            January 31,
                                                                    2004                  2003
                                                           --------------------------------------------

     United States                                         $              3,643     $          1,991
     Hong Kong (including China)                                          3,400                2,453
     Asia (excluding Hong Kong and China)                                 1,095                    -
     Europe                                                               1,267                    -
     Other                                                                  391                  677
                                                           --------------------------------------------
                                                           $              9,796     $          5,121
                                                           ====================     ================


     "Long Lived" Assets
                                                           --------------------------------------------
                                                               January 31 ,            October 31,
                                                                   2004                   2003
                                                           --------------------------------------------
     United States                                         $                123     $           109
     Hong Kong (including China)                                          5,299               4,687
                                                           --------------------------------------------
                                                           $              5,422     $         4,796

                                                           ====================     ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including "believes," "considers," "intends," "expects," "may," "will," "should," "forecast," or "anticipates," or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors." This section should be read in conjunction with our consolidated financial statements.

     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three month period ended January 31, 2004 and January 31, 2003.

Overview

     We manufacture LCDs and LCD modules and assemblies for major OEMs, and offer design and engineering services related to those products. Our target OEM customers operate in the telecommunications, automotive, medical, computing, office equipment, home appliance and consumer electronics industries. Our components and modules are used in various electronic products, including cellular phones and other wireless communication devices. Developments in our industry over the past years have resulted in lower costs for displays. As a result of the decreased costs and thus prices for LCDs, new display designs and applications are being incorporated into products in new market segments.

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

     Our production is typically based on purchase orders received from customers. However, for certain customers we may purchase components based on non-binding forecasts or in anticipation of orders for products, consistent with our involvement with the customer. We generally do not obtain long-term commitments from our customers and economic changes in a customer's industry could impact our revenue in any given period. One of our risks in manufacturing results from inventory that may become obsolete due to customer product changes and discontinuation of old products for next generation products. We manage this risk through customer forecasts and our involvement in product changes and engineering. Our design and engineering services also allow us to better understand and meet our customers' needs and anticipate industry changes that might impact our inventory and purchasing decisions. Although increases in labor costs and other charges may impact cost of sales, our yield rate is one of the most significant factors affecting our manufacturing operations and results.

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

Revenue Recognition

     We recognize revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 requires that revenue be recognized when all of the following conditions are met:

o    Persuasive  evidence of an arrangement  exists;
o    Delivery has occurred or services  have  been  rendered;
o    Price  to  the  customer  is  fixed  or determinable; and
o    Collectability is reasonably assured.

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

Accounts Receivable

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on the weighted average-cost basis. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead. Provisions are made for obsolete or slow moving inventory based on management estimates.

Income Taxes

     Pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes," income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At January 31, 2004, we had approximately $8,752,000 of net operating loss carry available for use in 2004 resulting in approximately $3,455,000 of deferred tax assets.

Results of Operations

Comparison of the Three Months Ended January 31, 2004 and 2003.

     Net Sales - Net sales were $9,796,000 and $5,121,000 for the quarters ended January 31, 2004 and 2003 respectively, an increase of 91%. The increase can be attributed to the maturity of the Company's marketing plan which realigned the Company's customer base to eliminate low volume customers and replace them with high volume customers.

     Cost of Goods Sold - Cost of sales was 76% and 72% of net sales for the quarters ended January 31, 2004 and 2003, respectively, an increase of 4%. The increase was due to higher raw material costs caused by unfavorable currency exchange rates offset by absorption of overhead over greater utilization of capacity.

     General and Administrative - General and Administrative expenses increased 47% to $1,106,000 from $754,000 for the quarters ended January 31, 2004 and 2003 respectively. This increase can be attributed to increased number of employees and employee related expenses, increased professional fees, increased insurance costs and increased currency exchange losses. Significant elements of this expense include employee related expenses of $519,000, professional fees of $157,000, rent, telephone and utilities of $39,000, insurance of $80,000, and local PRC government fees of $49,000 for the quarter ended January 31, 2004.

     Selling, Marketing and Customer Service - Selling, Marketing and Customer Service expenses decreased to $394,000 from $443,000 for the quarters ended January 31, 2004 and 2003 respectively, a decrease of 11%. The decrease can be attributed to a decrease in salary and related costs due to the maturity of the Company's marketing plan which caused a reduction in the actual number of customers to be serviced. Significant elements of this expense consist of employee related expenses of $157,000, commission expense of $165,000, rent of $23,000 for sales offices, and travel related costs of $22,000 for the quarter ended January 31, 2004.

     Engineering Advanced Design and Project Management - Engineering, advanced design and project management expenses were $142,000 and $146,000 for the quarters ended January 31, 2004 and 2003 respectively, a decrease of 3%. The decrease is attributable to decreased travel costs. Significant element of this expense includes employee related expenses of $138,000.

     Interest Expense - Interest expense increased 68% to $138,000 from $82,000 for the quarters ended January 31, 2004 and 2003 respectively. The increase can be attributed to the issuance of an additional 1,000,000 notes for working capital.

     Net Income - The net income was $621,000 ($0.03 per share) and $25,000 ($0.00 per share) for the quarters ended January 31, 2004 and 2003 respectively. The increase in sales was the major contributing factors to the increased net income.

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

     Adjusted for non-cash items, net income for the three months ended January 31, 2004 and 2003 resulted in net cash inflows from operations of $898,000 and $231,000, respectively. Cash outflows as a result in changes in operating assets and liabilities were $1,270,000 and $466,000 for the three months ended January 31, 2004 and 2003, respectively. The increase in cash outflows as a result of changes is operating assets and liabilities from fiscal 2003 to 2004 was caused primarily by increased accounts receivable as the Company paid down its receivable lines of credit in preparation for the transition to the Company's new line with Wells Fargo Business Credit, Inc. Cash used in investing activities was $844,000 and $140,000 for the three months ended January 31, 2004 and 2003, respectively. Cash provided from financing activities for the three months ended January 31, 2004 was $3,782,000, primarily from the issuance of common stock. The Company used $357,000 in financing activities for the comparative period ended January 31, 2003. Cash and cash equivalents were $3,744,000 and $824,000 at January 31, 2004 and 2003, respectively.

     At January 31, 2004, we had $1,936,000 of debt due within a year and a further $403,000 due thereafter in addition to $402,000 due on our credit lines. We have met our repayment obligations as they fell due, and on December 23, 2003, we successfully completed a $5,000,000 private placement through the sale of 3,333,335 shares of our common stock.

     On March 9, 2004, the Company executed a new $5,000,000 asset based credit line with Wells Fargo Business Credit, Inc. The new line replaces an existing domestic only receivable line and creates up to $3,000,000 in additional working capital with more favorable terms.

     We believe that we will achieve positive operating cash flows in the upcoming fiscal years based on current market conditions and our performance. We have commenced investment in Chip-on-Glass, a relatively new LCD technology for which we believe there is considerable customer demand and which commands a higher margin than our existing technologies. We are analyzing our market and our position within it and considering what investments may be appropriate given the risks disclosed in the document and the opportunities that may be available. We have not commenced negotiations to extend or replace our obligations, and there can be no certainty that we would be successful should we seek to do so. However, we believe that, in the absence of new projects, our resources as outlined above will be sufficient to meet our obligations as they fall due. Although we may conclude that opportunities exist such that we will wish to make investments in excess of existing resources and will do so if, taking into account the risk, these have the probability of providing positive returns, and how the need to raise additional capital will impact stockholder value.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Effective January 1, 1994, China adopted a floating currency system whereby the official exchange rate equaled the market rate. Since the market and official RMB rates were unified, the value of the RMB against the U.S. dollar has been stable. There is currently pressure being exerted by the U.S. for the RMB to be permitted to float more freely but it is unclear whether this would lead to an upward movement in the exchange rate between the RMB and the U.S. dollar. It is not currently possible to hedge against movement in the RMB exchange rate through conventional means. We are thus not hedged and remain exposed to movement in the exchange rate. We incur approximately 30% of our expenses in RMB and have negligible RMB revenue; an increase in the value of the RMB would thus have an adverse affect on our operating margins.

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

     We hold comparatively small amounts of cash in RMB, of the amount required for approximately two weeks of disbursements. An increase in the value of the RMB would thus result in small translation gain; however, this would be more than offset by our accounts payable balances in RMB as these tend to be larger than the cash holding.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     From time to time the Company is subject to exposure to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, based on facts known at this time, the amount of ultimate liability with respect to any such current actions will not materially affect the financial position or results of operations of the Company.

ITEM 2.   CHANGES IN SECURITIES

     In December 2003, the Company completed a private financing of 3,333,335 shares of common stock at $1.50 per share. The Company's net proceeds from the offering were $4,332,002. Roth Capital Partners, LLC acted as the placement agent for the financing and received an eight percent (8%) fee based on gross proceeds and a five (5) year warrant to purchase 166,666 shares of common stock at $1.75 per share.

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

          -NONE-

ITEM 5.   OTHER INFORMATION

          -NONE-

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits -
                31.1  Certification  of  Chief  Executive  Officer  pursuant  to
                Section 302 of the Sarbanes-Oxley Act
                31.2  Certification  of  Chief  Financial  Officer  pursuant  to
                Section 302 of the Sarbanes-Oxley Act
                32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
                99.   Wells Fargo Credit Agreement

          (b)   Reports on Form 8-K

                Date of Report       Date of Event      Item Reported
                --------------       -------------      ------------

                12/30/2003           12/23/2003         Press release announcing
                                                        private stock placement

                01/15/2004           01/09/2004         Press release announcing
                                                        Wells   Fargo   Business
                                                        Credit commitment

                02/13/2004           02/06/2004         Press release announcing
                                                        for   fiscal   2003  and
                                                        revenues for Q1 2004

                                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERNATIONAL DISPLAYWORKS, INC.



Date:  March 15, 2004                /s/ Ian N. Bebbington
     -----------------------         -------------------------------------------
                                     Ian N. Bebbington, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                     Financial Officer)