Form 10-Q
period 2004-04-30
INTERNATIONAL DISPLAYWORKS INC
filed 2004-06-14
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2004

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

The number of shares outstanding of the registrant's Common Stock, no par value, as of June 2, 2004 was 29,892,133.

                        INTERNATIONAL DISPLAYWORKS, INC.



INDEX


Part 1 Consolidated Financial Information                            Page Number
                                                                     -----------

Item 1.  Consolidated Financial Statements (Unaudited):

           Balance Sheets at April 30, 2004 and October 31, 2003..............3

           Statements of Operations for the
           Three and six months ended April 30, 2004 and 2003.................4

           Statements of Cash Flows for the
           Six months ended April 30, 2004 and 2003...........................5

           Notes to Financial Statements......................................6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation......................11

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

Item 2.  Changes in Securities...............................................18

Item 3.  Default Upon Senior Securities......................................18

Item 4.  Submission of Matters to a Vote of Security Holders.................18

Item 5.  Other Information...................................................18

Item 6.  Exhibits and Reports on Form 8-K....................................19

Signatures...................................................................20

Certifications...............................................................21

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                               -------------------   -----------------
                                       ASSETS                                      April 30,           October 31,
                                       ------                                        2004                 2003
                                                                               -------------------   -----------------
Current assets:

     Cash and cash equivalents                                                        $ 4,789             $ 1,178
     Accounts receivable,

         net of allowance for doubtful accounts of $79 and $39                          7,589               4,260

     Inventories                                                                        2,988               2,465

     Prepaid expense                                                                      984               1,361
                                                                               -------------------   -----------------
        Total current assets                                                           16,350               9,264
                                                                               -------------------   -----------------

Property and equipment at cost, net                                                     5,330               4,796
                                                                               -------------------   -----------------
        Total assets                                                                  $21,680             $14,060
                                                                               ===================   =================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:

     Accounts payable                                                                 $ 6,060             $ 4,770

     Accrued liabilities                                                                2,365               1,636
     Line of credit                                                                     1,657               1,051

     Current portion of long term debt - related parties                                  524                  50

     Current portion of long term debt                                                  1,404                 452
                                                                               -------------------   -----------------
        Total current liabilities                                                      12,010               7,959


Long-term debt, net of current portion - related parties                                 -                    624

Long-term debt, net of current portion                                                    407               1,253
                                                                               -------------------   -----------------


        Total liabilities                                                              12,417               9,836
                                                                               -------------------   -----------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par, 10,000,000 shares authorized,
        none issued
     Common stock, no par, 40,000,000 shares authorized
        25,317,508 and 20,984,913  shares issued and outstanding
        at April 30, 2004 and October 31, 2003 respectively                            46,671              41,806

     Accumulated deficit                                                              (37,481)            (37,653)

     Cumulative translation adjustment                                                     73                  71
                                                                               -------------------   -----------------
        Total shareholders' equity                                                      9,263               4,224
                                                                               -------------------   -----------------
        Total liabilities and shareholders' equity                                    $21,680             $14,060
                                                                               ===================   =================

    The accompanying notes are an integral part of these financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except Share and per share data)


                                                                       For Six Months Ended    For Three Months Ended
                                                                   ---------------------------------------------------
                                                                      April 30,    April 30,    April 30,    April 30,
                                                                        2004         2003         2004         2003
                                                                   ---------------------------------------------------

     Sales                                                            $20,420      $ 9,809      $10,624      $ 4,688

Cost of goods sold                                                     15,875        7,386        8,456        3,757
                                                                   ---------------------------------------------------

     Gross profit                                                       4,545        2,423        2,168          931
                                                                   ---------------------------------------------------

Operating expenses:

     General and administrative                                         2,345        1,658        1,239          904

     Selling, Marketing and customer service                              875          942          481          439
     Engineering, advanced design and management
                    product management                                    331          302          190          156
                                                                   ---------------------------------------------------
                                   Total operating expenses             3,551        2,902        1,910        1,499
                                                                   ---------------------------------------------------


                                   Operating income (loss)                994         (479)         258         (568)
                                                                   ---------------------------------------------------

Other income (expense):
     Interest expense                                                    (249)        (160)        (111)         (78)
     Other income (expense)                                              (573)          36         (596)          18
                                                                   ---------------------------------------------------
                                   Total other income (expense)          (822)        (124)        (707)         (60)
                                                                   ---------------------------------------------------

                                   Income (loss) from operations
                                      before income taxes                 172         (603)        (449)         (628)
                                                                   ---------------------------------------------------


                                   Provision for income taxes              -            -            -             -
                                                                   ---------------------------------------------------

                                   Net income (loss)                  $   172      $  (603)     $  (449)     $   (628)
                                                                   ===================================================


Basic and diluted earnings (loss) per common share

                    Basic                                             $  0.01      $ (0.03)     $ (0.02)     $  (0.03)
                                                                   ===================================================


                    Diluted                                           $  0.01      $ (0.03)     $ (0.02)     $  (0.03)
                                                                   ===================================================

Weighted average common shares outstanding

                    Basic                                          23,675,562   19,282,741   24,906,508    19,318,246


                    Diluted                                        26,117,449   19,282,741   27,348,39     19,318,246
                                                                   ===================================================

    The accompanying notes are an integral part of these financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              Six Months Ended
                                                                                    ---------------------------------------
                                                                                        April 30,            April 30,
                                                                                           2004                2003
                                                                                    ---------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                                  $    172             $   (603)
     Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
           Depreciation                                                                      444                  415
           Stock issued for services                                                          58                   -
           Loss on disposal of fixed assets                                                    -                   27
           Loss (income) on foreign currency translation                                       2                   -
                                                                                    ---------------------------------------
                                                                                             676                 (161)
           Changes in operating assets and liabilities, net
              of business combinations
                 (Increase) decrease in accounts receivable                               (3,329)                 299
                 Increase in Inventories                                                    (523)                 (62)
                 Decrease (increase)  in prepaid expenses and other current assets           377                 (160)
                 Increase  in accounts payable                                             1,290                  258
                 Increase (decrease) in accrued liabilities                                  729                 (244)
                                                                                    ---------------------------------------
                                  Net cash provided by (used in)
                                                  operating activities                      (780)                 (70)

Cash flows from investing activities:
     Acquisitions of property, plant and equipment                                          (978)                (218)

                                                                                    ---------------------------------------
                                  Net cash used in investing activities                     (978)                (218)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                4,743                   16
     Proceeds from issuance of warrants                                                       64                   20
     Proceeds (Payment) on lines of credit, net                                              606                 (566)
     Proceeds from debt                                                                        6                   -
     Payment on debt - related parties                                                       (50)                 (40)
                                                                                    ---------------------------------------
        Net cash provided by (used in) financing activities                                5,369                 (570)

Increase (decrease) in cash and cash equivalents                                           3,611                 (858)

Cash and cash equivalents at beginning of period                                           1,178                1,556
                                                                                    ---------------------------------------

Cash and cash equivalents at end of period                                             $   4,789             $    698
                                                                                    =======================================

    The accompanying notes are an integral part of these financial statements

                  INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

               The accompanying consolidated financial statements include the accounts of International DisplayWorks, Inc., and its subsidiaries (collectively referred to as the "Company" or IDW"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the 2004 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

               The accompanying consolidated balance sheet at October 31, 2003, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.


      2.  ORGANIZATION

          Description of Business

               International DisplayWorks, Inc. (the "Company"), headquartered in Rocklin, California, was incorporated in the state of Delaware in June of 1999. On October 31, 2001, the Company merged with its parent, Granite Bay Technologies, Inc., a California corporation.

               The Company, together with its subsidiaries, all of which are wholly owned, is engaged in the design, manufacture and worldwide distribution of liquid crystal displays (LCDs), modules, and assemblies for major original equipment manufacturers (OEMs) with applications in telecommunications, utilities, automotive, industrial, medical, and consumer products.

               The Company's manufacturing operations are in Shenzhen, People's Republic of China (PRC) where we manufacture Liquid Crystal Displays
          (LCDs) and LCD modules using various display technologies such as chip-on-glass ("COG"), chip-on-board ("COB"), chip-on-flex ("COF"), surface mount technology ("SMT"), and tape automated bonding ("TAB"). The Company also provides enhanced services by adding other components such as back lighting, and keypads to module assemblies as well as having the capabilities to produce complete turn-key products.


3.       INVENTORY

         Inventories consisted of the following (in thousands):

                                                                 April 30,           October 31,
                                                                    2004                2003
                                                             -------------------    ----------------
        Finished goods                                       $       331            $     687


        Work-in-progress                                           1,031                  752
        Raw materials                                              2,113                1,537
        Less: reserve for obsolete inventory                        (487)                (511)
                                                             -------------------    ----------------
        Total inventory                                      $     2,988            $   2,465
                                                             ===================    ================

4.      PREPAYMENTS

               Prepaid expenses and other current assets consisted of the following (in thousands):

                                                                 April 30,           October 31,
                                                                    2004                2003
                                                             -------------------    ----------------

        Prepaid expenses                                     $       417            $     377
        Advances to suppliers                                         97                  303
        PRC - VAT  recoverable                                       231                  354
        Other                                                        239                  327
                                                             -------------------    --------------------
        Total prepaid expenses                               $      984             $   1,361
                                                             ===================    ====================


5.       PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment consisted of the following (in thousands):

                                                                 April 30,           October 31,
                                                                    2004                2003
                                                             -------------------    ---------------
        Land and buildings                                   $    1,185             $   1,185
        Construction in progress                                    -                      56
        Furniture, fixtures and equipment                         1,868                 1,742
        Machinery                                                 5,673                 4,865
        Leasehold improvements                                      183                    83
                                                             -------------------    ---------------
                                                                  8,909                 7,931
        Less accumulated depreciation                            (3,579)               (3,135)
                                                             -------------------    ---------------

        Net property, plant and equipment                    $    5,330             $   4,796
                                                             ===================    ===============

6.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following (in thousands):
                                                                April 30,           October 31,
                                                                   2004                2003
                                                            -------------------    ---------------
        Accrued payroll and related liabilities             $      664             $      747
        Accrued staff hostel expenses                              184                    219
        Accrued inventory purchases                                 20                     68
        Accrued royalties                                          188                    129
        Accrued PRC government management fees                      87                    102
        Customer deposits                                          131                      -
        Accrued commissions                                        160                      -
        Accrued VAT expense                                         21                      -
        Accrued litigation settlement cost                         625                      -
        Other accrued liabilities                                  285                    371
                                                            -------------------    --------------
                 Total accrued liabilities                  $    2,365             $    1,636
                                                            ===================    ==============

7.       LINE OF CREDIT

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

8.       STOCKHOLDERS' EQUITY

         Stock Option Plans
         ------------------

               During the six months ended April 30, 2004, there were 105,000 options granted at a price equal to market price at the date of the grant, there were no options that were cancelled or expired, and 456,750 options were exercised under the employee stock option plans at prices that ranged from $0.15 to $2.50 per share.

               The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                    Six Months Ended                       Three Months Ended
                                                        April 30                                April 30
                                                2004                 2003                2004               2003
                                          ----------------------------------------------------------------------------
Net income (loss) as reported              $     172             $   (603)            $  (449)           $  (628)

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards.          (41)                 (20)                (21)               (10)
                                          ------------------    --------------- --- ---------------    ---------------
Pro forma net income (loss)                $     131                 (623)               (470)              (638)
                                          ==================    ===============     ===============    ===============

Earnings per share:

Basic - as reported                       $     0.01            $   (0.03)          $   (0.02)         $   (0.03)
                                          ==================    ===============     ===============    ===============
Diluted - as reported                     $     0.01            $   (0.03)          $   (0.02)         $   (0.03)
                                          ==================    ===============     ===============    ===============
Basic - pro forma                         $     0.01            $   (0.03)          $   (0.02)         $   (0.03)
                                          ==================    ===============     ===============    ===============
Diluted - pro forma                       $     0.01            $   (0.03)          $   (0.02)         $   (0.03)
                                          ==================    ===============     ===============    ===============



Common Stock Issued

               During the six months ended April 30, 2004, the Company issued 4,332,595 shares of common stock. 3,333,335 shares of common stock were issued in a private placement. The shares were issued at $1.50 per share with proceeds of $5,000,002 less expenses of approximately $697,000. 55,000 shares of the Company's common stock were issued as compensation to the Company's three independent directors at a price of $0.85 per share, fair market value on the date of the grant. 13,000 shares of the Company's common stock were issued in payment of consulting fees at a price of $0.85, fair market value on the date of the grant. 474,510 shares of the Company's common stock were issued through exercise of warrants to purchase the company's stock ranging in exercise price from $0.16 to $1.50 per share. 456,750 shares of the Company's common stock was issued through exercise of stock options issued under the Company's stock option and incentive plans at exercise prices ranging form $0.15 to $2.50 per share.

               Subsequent  to the quarter ended April 30, 2004, on May 17, 2004, the Company issued 4,500,000 shares of common stock in a private placement. The shares were issued at $4.50 per share with proceeds, net of estimated expenses of $1,820,000 were $18,430,000. The placement agent received an eight percent (8%) fee based on gross proceeds.

9.       COMMITMENT

               On April 17, 2004 the Company entered into a binding Memorandum of Understanding to purchase a color LCD line and related equipment from a company located in Taiwan at a purchase price of $6,000,000. While there is space in our existing factory, there is insufficient continuous space to install the color LCD line, thus additional factory facilities are required for this equipment. Removal of the equipment from Taiwan and reinstallation in the PRC is expected to cost an additional $2,000,000, and outfitting the new factory facility, which will provide us with the continuous space needed for the CSTN line as well as additional capacity for other uses, is expected to cost an additional $4,000,000.

10.      SUBSEQUENT EVENTS

               Subsequent to the end of the quarter, on May 17, 2004, the Company completed a $20,250,000 private placement through the sale of $4,500,000 shares of the Company's common stock providing net proceeds of approximately $18,430,000. The Company plans to use the proceeds for acquisition of a color LCD line, working capital, and to liquidate debt.

               Subsequent to the end of the quarter, on May 20, 2004, the Company repaid notes due on December 31, 2004, bearing an annual interest rate of 12%, in the amount of $1,524,000. There was no prepayment penalty for early payment.

               Subsequent to the end of the quarter the Company reached agreement in the case of Nicolas Steenolsen vs. Squaw Valley Ski Corporation, Granite Bay Technologies, Inc., Morrow Snowboards, Inc., International DisplayWorks, Inc., et al., Superior Court of California, Los Angeles County, Case No. BC243817. The case was a complaint for personal injuries, which arose from the plaintiff's use of a snowboard and the resulting injury that occurred on January 30, 2000. The complaint sought unspecified general damages and unspecified past and future medical expenses. Pursuant to mediation on June 9, 2004, all parties reached a mutually agreeable, confidential settlement of the matter. As part of the global settlement, the Company agreed to pay the sum of $625,000 above insurance coverage for release of any potential liability and dismissal of the action and all cross-complaints with prejudice. The action will be dismissed upon entering into the definitive settlement agreement and payment by all parties of settlement funds, which the Company anticipates will occur within 90 days. For the fiscal year ended October 31, 2003, the Company was advised by its litigation counsel that the chances of loss in this litigation were remote. Therefore, in accordance with the provisions of SFAS No. 5 "Contingencies" the Company determined that no accrual or disclosure related to this litigation was necessary. However, in light of the recent mediation it was determined by management, on the advice of counsel, that settlement was in the best interest of the Company and would result in mitigation of any risk to the Company. Therefore, in accordance with the provisions of SFAS No. 5 the Company provided an accrual for the settlement amount in its financial statements for the quarter ended April 30, 2004 for the settlement amount of $625,000.

11.       SEGMENT AND GEOGRAPHIC INFORMATION

               The Company produces displays and display modules for the end products of OEM manufacturers and hence operates in one segment.
          However, the Company has four major geographic territories where it sells and distributes essentially the same products. These are the United States, Hong Kong and China, Asia (excluding Hong Kong and China) and Europe. The sales and assets by geographical area were (in thousands):



----------------------------------------------------------------------------------------------------------------------
Revenues for Six Months Ended:                                        April 30, 2004               April 30, 2003
----------------------------------------------------------------------------------------------------------------------
United States                                                          $    8,019                     $  5,521
Hong Kong and China                                                         3,142                        2,681
Asia (excluding Hong Kong and China)                                        4,231                          984
Europe                                                                      3,729                            -
Other                                                                       1,299                          623
                                                                -------------------------     ------------------------
Total                                                                  $   20,420                    $   9,809
                                                                =========================     ========================

----------------------------------------------------------------------------------------------------------------------
Revenues for Three Months Ended:                                      April 30, 2004               April 30, 2003
----------------------------------------------------------------------------------------------------------------------
United States                                                          $    4,347                    $   2,347
Hong Kong and China                                                         1,555                        1,421
Asia (excluding Hong Kong and China)                                        2,181                          388
Europe                                                                      1,903                            -
Other                                                                         638                          532
                                                                -------------------------     ------------------------
Total                                                                  $   10,624                    $   4,688
                                                                =========================     ========================

----------------------------------------------------------------------------------------------------------------------
"Long Lived" Assets                                                   April 30, 2004               April 30, 2003
----------------------------------------------------------------------------------------------------------------------
United States                                                          $      109                   $      147
Hong Kong and China                                                         5,221                        4,827
                                                                -------------------------     ------------------------
Total                                                                  $    5,330                   $    4,974
                                                                =========================     ========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including "believes," "considers," "intends," "expects," "may," "will," "should," "forecast," or "anticipates," or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected and in the future could affect our actual results and could cause actual consolidated results for fiscal year 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the our change in business lines, the ability to obtain capital and other financing in the amounts and times needed, realization of forecasted income and expenses by the PRC Companies (as defined herein), initiatives by competitors, price pressures, changes in the political climate for business in the People's Republic of China, the loss of one or more of our significant customers, and other risk factors listed from time to time in the Company's SEC reports including in particular, the factors and discussion in our Form 10-K for the year ended October 31, 2003 and the factor listed below under the heading "Subsequent Events," regarding planned equipment acquisition.

     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and six month period ended April 30, 2004 and 2003.

Overview

     We manufacture LCDs and LCD modules and assemblies and provide design and engineering services related to those products primarily to OEMs. Our target OEM customers operate in the telecommunications, utilities, automotive, medical, computing, office equipment, home appliance and consumer electronics industries. Our components and modules are used in various electronic products in these industries. Developments in our industry over the years have resulted in lower costs for displays. As a result of the decreased costs for LCDs, new display designs and applications are being incorporated into products in new market segments.

     Historically we focused our efforts on decreasing costs and streamlining our corporate structure, while focusing on development of new key customers with high volume, multi-product needs for displays and display modules. We also strengthened our core engineering competencies and manufacturing processes. We also began to engage our customers at the design phase and emphasized our engineering design capability and product quality to facilitate product changes and the effective rollout of new products for our customers. More recently, with our expanded base of strong customers, our focus has begun to shift to servicing those customers through continual product changes and development of new products. This focus has steadily improved our capacity utilization and resulted in the acquisition of major accounts providing significant volume increase, while broadly maintaining margins.

     Our production is typically based on purchase orders received from customers. However, for certain customers we may purchase components based on non-binding forecasts or in anticipation of orders for products, consistent with our involvement with the customer. We generally do not obtain long-term commitments from our customers and economic changes in a customer's industry could impact our revenue in any given period. One of our risks in manufacturing results from inventory that may become obsolete due to customer product changes and discontinuation of old products for next generation products. We manage this risk through customer forecasts and our involvement in product changes and engineering. Our design and engineering services also allow us to better understand and meet our customers' needs and anticipate industry changes that might impact our inventory and purchasing decisions. Although increases in labor costs and other charges may impact cost of sales, our yield rate is one of the most significant factors affecting our manufacturing operations and results. As our industry experiences an overall upswing in its economic cycle we are increasingly exposed to possible supply shortages of certain key components for which alternative sources are not always available.

     We are ISO certified and emphasize our quality and manufacturing processes, and we are generally pre-qualified through quality inspections by our major customers. We emphasize incoming quality inspection and in-process inspection to improve yield and reduce warranty claims and product returns. We believe that our quality and manufacturing processes are our core strengths. We do not anticipate any change in our practices and consider our investment in our engineering and quality departments as a continuing cost of doing business.

     We have previously announced our intention to move into production of Color STN and TFT modules. We have entered unto a memorandum of understanding to purchase the necessary equipment (see additional note on subsequent event).

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

Revenue Recognition

     We recognize revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition." SAB No. 104 requires that revenue be recognized when all of the following conditions are met:

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

Income Taxes

     Pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes," income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At April 30, 2004, we had approximately $9,197,000 of net operating loss carry forward available resulting in approximately $3,679,000 of deferred tax assets which are not included in our balance sheet due to uncertainty of realizing them.

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2004 and 2003.

     Net Sales - Net sales were $10,624,000 and $4,688,000 for the quarters ended April 30, 2004 and 2003 respectively, an increase of 127%. Net sales were $20,420,000 and $9,809,000 for the six months ended April 30, 2004 and 2003 respectively, an increase of 108%. The increase for the three months and the six months ended April 30, 2004 can be attributed to the maturity of the Company's marketing plan which realigned the Company's customer base to eliminate low volume customers and replace them with high volume customers.

     Cost of Goods Sold - Cost of sales was 80% and 80% of net sales for the quarters ended April 30, 2004 and 2003, respectively. Though there was no change in the Cost of Goods sold as a percentage of sales, the Company experienced a decrease in the cost of raw materials due to a favorable change in product mix offset by an decrease in the recoverability of VAT in the PRC due to a change in the legislation effective this year. Cost of sales was 78% and 75% for the six months ended April 30, 2004 and 2003 respectively. The increase is due to higher raw material costs caused, in part, by unfavorable currency exchange rates and VAT recoverability offset by absorption of overhead over greater utilization of capacity.

     General and Administrative - General and Administrative expenses increased 37% to $1,239,000 from $904,000 for the quarters ended April 30, 2004 and 2003 respectively. As a percentage of sales General and Administrative expenses were 12% and 19% for the quarters ended April 30, 2004 and 2003 respectively. This increase is attributed to increased number of employees and employee related expenses, increased professional fees, increased insurance costs, and increased currency exchange losses. The Company expects that these costs will remain consistent with revenue growth. Significant elements of this expense include employee related expenses of $627,000, and professional fees of $156,000 for the quarter ended April 30, 2004. General and Administrative expenses increased 41% to $2,345,000 from $1,658,000 for the six months ended April 30, 2004 and 2003 respectively. As a percentage of sales General and Administrative expenses were 12% and 17% for the six months ended April 30, 2004 and 2003 respectively. The company expects that these costs will remain consistent with revenue growth. This increase is attributed to increased number of employees and employee related expenses, increased professional fees, increased insurance costs, costs attributable to implementation of Sarbanes-Oxley regulations, and increased currency exchange losses. Significant elements of this expense include employee related expenses of $1,142,000, professional fees of $278,000, rent, telephone and utilities of $86,000, insurance of $151,000, and local PRC government fees of $97,000 for the six months ended April 30, 2004.

     Selling, Marketing and Customer Service - Selling, Marketing and Customer Service expenses increased to $481,000 from $439,000 for the quarters ended

April 30, 2004 and 2003 respectively, an increase of 10%. As a percentage of sales Selling, Marketing and Customer Service expenses were 5% and 9% for the quarter ended April 30, 2004 and 2003 respectively. The increase can be attributed to increases in commission expense (due to increased sales) and trade show expense offset by decreases in salary and related costs due to the maturity of the Company's marketing plan, that focuses on fewer high volume customers, which caused a reduction in the actual number of customers to be serviced. Significant elements of this expense consist of employee related expenses of $169,000, commission expense of $207,000, rent of $19,000 for sales offices, telephone expense of $32,000, and travel related costs of $19,000 for the quarter ended April 30, 2004. Selling, Marketing and Customer Service expenses decreased to $875,000 from $942,000 for the six months ended April 30, 2004 and 2003 respectively, a decrease of 7%. As a percentage of sales Selling, Marketing and Customer Service expenses were 4% and 10% respectively for the six months ended April 30, 2004 and 2003 respectively. The decrease is attributable to a decrease in salary and related costs due to the maturity of the Company's marketing plan which caused a reduction in the actual number of customers to be serviced offset by increases in commission expense. Significant elements of this expense consist of employee related expenses of $328,000, commission expense of $372,000, rent of $42,000 for sales offices, telephone expense of $47,000, and travel related costs of $41,000 for the six months ended April 30, 2004.

     Engineering, Design, and Project Management - Engineering, design and project management expenses were $190,000 and $156,000 for the quarters ended April 30, 2004 and 2003 respectively, an increase of 22%. The increase is attributable to increased salary costs resulting from the addition of an employee to manage in the Company's newly created equipment design department. Significant element of this expense includes employee related expenses of $155,000. Engineering, design and project management expenses were $331,000 and $302,000 for the six months ended April 30, 2004 and 2003 respectively, an increase of 10%. The increase is attributable to increased salary costs resulting from the addition of an employee to manage the Company's newly created equipment design department. Significant element of this expense includes employee related expenses of $293,000.

     Interest Expense - Interest expense increased 42% to $111,000 from $78,000 for the quarters ended April 30, 2004 and 2003 respectively. The increase can be attributed to the issuance of an additional $1,000,000 of notes for working capital in the fourth quarter of fiscal 2003. Interest expense increased 56% from $160,000 to $249,000 for the six months ended April 30, 2004 and 2003 respectively. The increase can be attributed to the issuance of $1,000,000 of notes for working capital in the fourth quarter of fiscal year 2003. $1,524,000 of loan notes were repaid in full, subsequent to the end of the quarter, in May of 2004 subsequent to the quarter end eliminating the twelve percent (12%) interest expense associated with the notes.

     Other Income / Expense - Other expense was $596,000 for the quarter ended April 30, 2004 compared to other income of $18,000 for the quarter ended April 30, 2003. Other expense for the quarter ended April 30, 2004 was $625,000 accrued as settlement of litigation previously disclosed offset by $29,000 of other income. Other expense for the six months ended April 30, 2004 was $573,000 compared with other income of $36,000 for the six months ended April 30, 2003. The $625,000 settlement of litigation previously disclosed was the reason for this increase.

     Net Income - The net loss was $449,000 ($0.02 per share, basic and diluted) and $628,000 ($0.03 per share, basic and diluted) for the quarter ended April 30, 2004 and 2003, respectively. The settlement of the Company's previously disclosed litigation in the amount of $625,000 was the reason for the loss occurrence (see Part II-Item 1. - Legal Proceedings). The net income was $172,000 ($0.01 per share, basic and diluted) for the six months ended April 30, 2004 and a loss of $603,000 ($0.03 per share, basic and diluted) for the six months ended April 30, 2003. Increase in sales offset by the settlement of the Company's previously disclosed litigation (see Part II-Item 1. - Legal Proceedings) was the major contributing factor to the increased net income.

Liquidity and Capital Resources

     Adjusted for non-cash items, net income for the six months ended April 30, 2004 resulted in net cash inflows from operations of $676,000, compared to $161,000 of net cash outflows for the six months ended April 30, 2003. Cash outflows as a result in changes in operating assets and liabilities were $1,456,000 for the six months ended April 30, 2004 primarily resulting from increases in accounts receivable of $3,329,000 accounts payable of $1,290,000 (attributed to increased sales), and accrued liabilities of $729,000 (of which

$625,000 is an accrual for the settlement of previously disclosed litigation (see Part II-Item 1 - Legal Proceedings), compared to cash inflows of $91,000 for the six months ended April 30, 2003. Cash used in investing activities was $978,000 and $218,000 for the six months ended April 30, 2004 and 2003 respectively. These funds were used for purchase of capital equipment. Cash provided by financing activities was $5,369,000 for the six months ended April 30, 2004, primarily from the issuance of common stock in conjunction with a private placement in April and exercise of stock options and warrants, compared to cash used in financing activities of $570,000 for the six months ended April 30, 2003. Cash equivalents were $4,789,000 and $698,000 at April 30, 2004 and
2003 respectively. The increase was attributed to increased sales and the sale of the Company's common stock in a private placement in April 2004.

     On December 23, 2003 we completed a $5,000,000 private placement through the sale of 3,333,335 shares of our common stock with proceeds net of expenses of approximately $4,303,002. The proceeds were used primarily for working capital.

     On March 9, 2004, the Company executed a new $5,000,000 asset based credit line with Wells Fargo Business Credit, Inc. The new line replaces an existing domestic only receivable line and creates up to $3,000,000 in additional working capital with more favorable terms.

     On April 30, 2004, we had $1,928,000 of debt due within a year and a further $407,000 due thereafter in addition to $1,657,000 due on our credit lines.

     Subsequent to the end of the quarter, on May 17, 2004, we completed a $20,350,000 private placement through the sale of $4,500,000 shares of our common stock providing net proceeds of approximately $18,430,000. The Company plans to use the proceeds for acquisition of a color LCD line, working capital, and to liquidate debt.

     Subsequent to the end of the quarter, on May 20, 2004, the Company repaid notes due on December 31, 2004, bearing an annual interest rate of 12%, in the amount of $1,524,000. There was no prepayment penalty for early payment.

Subsequent Events

     In April 2004, we entered into a binding Memorandum of Understanding ("MOU") to purchase a color LCD line and additional equipment currently located in Taiwan for Liquid Crystal Modules ("LCM") production for a purchase price of $6,000,000 on an "as is" basis. The MOU, as amended; calls for the contract to be executed by June 17, 2004. The assets are subject to primary and secondary security interests underlying loans to the seller, and the net amount still due from the seller to the security holders is in excess of the agreed selling price. We have granted the seller extensions to the MOU deadline to allow the seller to negotiate with the financial institutions in order to provide us with clean title.

     The equipment, which allows us to produce color LCD products, is a more advanced technology than monochrome and subject to lower yields. Thus, our ability to produce with an acceptable yield will remain unproven until the line has been commissioned and production has commenced.

     In addition, the removal of the assets from the Taiwan is subject to approval from the export processing zone administration where they are located. Moreover, the assets are also subject to import approval by the customs authorities of China. These approvals cannot be obtained until IDW has purchased the assets.

     Although we are seeking to insure the transportation of the equipment, there could still be certain losses not protected. The equipment and components are to be shipped in numerous containers. There is a risk of loss associated with the packing and transportation of the equipment. If the equipment or components are damaged or do not arrive intact, we could face less than optimal utilization of the equipment as it may be difficult or require some time to obtain replacement components or equipment.

     We will also require additional factory facilities to install the equipment. Although we have identified a tentative location for the assets, we have not made any contractual commitments and will not do so until the closing of the transaction and delivery date for the equipment is certain. We may therefore have insufficient time to prepare the new facility prior to the arrival of the equipment, which could result in significant storage charges.

     Removal of the equipment from Taiwan, reinstallation in the PRC is expected to cost an additional $2,000,000 and outfitting the new factory facility, which will provide us with the continuous space needed for the CSTN line as well as additional capacity for other uses, is expected to cost an additional $4,000,000.

     We also have not accepted any firm orders from customers for color displays to be manufactured from this line due to the uncertainty as to when it will be available. As a result, we may find that when we are ready to go into production, the assets will be underutilized, and the initial start-up costs may exceed revenues from operating the equipment to produce new products.

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

     In addition, we had debt, repayable in two installments, June 30, 2004 and 2005, of RMB 3.33 million (U.S. $800 thousand at current exchange rates), outstanding at the quarter ended April 30, 2004. An increase in the value of the RMB against the U.S. dollar would result in a translation loss in U.S. dollar terms which would be realized as U.S. dollars from sales revenues were utilized to meet the repayment obligation.

     We hold comparatively small amounts of cash in RMB. The amount held is sufficient for approximately two weeks of disbursements. An increase in the value of the RMB would thus result in small translation gain; however, this would be more than offset by our accounts payable balances in RMB as these tend to be larger than the cash holding.

     We also incur liabilities in Japanese Yen from the purchase of raw materials. We do not currently hedge against this exposure and thus are exposed to exchange rate movement at present.

Interest Rate Risk

     Our principal exposure to interest rate changes is on the asset based lending line which is based on prime rates in the U.S.

Inflation Risk

     Although inflation has remained low in recent years in the markets in which we currently sell and we expect it to do so for the foreseeable future, the general inflation rate in China is higher with wage expectation running at 5-10% annually. Such inflation represents a risk to our profitability if sustained and not compensated for by a movement in exchange rates or productivity improvements. Additionally the recent upward movement in the price of oil will directly affect the cost of diesel required to power our generators and may prove a stimulus to general inflation in the PRC in the short term while possibly slowing the economy in the longer term.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's management with the participation of principal executive and financial officers evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Based upon their evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to accumulate and communicate to the Company's management as appropriate to allow timely decisions regarding disclosure.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are not a party to any legal proceedings except as described below, and there are no material legal proceedings pending with respect to our property, though from time to time, we may be involved in routine litigation incidental to our business. The following matter pertains to our predecessor entities, Morrow Snowboards, Inc. and Granite Bay Technologies, Inc., with regard to our predecessor's discontinued snowboard business:

     Nicolas Steenolsen vs. Squaw Valley Ski Corporation, Granite Bay Technologies, Inc., Morrow Snowboards, Inc., International DisplayWorks, Inc., et al., Superior Court of California, Los Angeles County, Case No. BC243817. The case was a complaint for personal injuries, which arose from the plaintiff's use of a snowboard and the resulting injury that occurred on January 30, 2000. The snowboard was allegedly manufactured by Morrow Snowboards, Inc. The complaint sought unspecified general damages and unspecified past and future medical expenses. Pursuant to mediation on June 9, 2004, all parties reached a mutually agreeable, confidential settlement of the matter. As part of the global settlement, the Company agreed to pay the sum of $625,000 above insurance coverage for release of any potential liability and dismissal of the action and all cross-complaints with prejudice. The action will be dismissed upon entering into the definitive settlement agreement and payment by all parties of settlement funds, which the Company anticipates will occur within 90 days.

ITEM 2.  CHANGES IN SECURITIES

     On March 1, 2004, the Company entered into a Consulting agreement with a public relations firm whereby the Company agreed to issue warrants to purchase 40,000 shares of common stock for the performance of services. To date, the Company has issued 20,000 three year warrants exercisable at $4.35 per share. The company will issue the additional 10,000 warrants at the closing price 120 days after March 1, 2004 and 10,000 warrants at the closing price 200 days after March 1, 2004. The warrants will vest on February 28, 2005 and expire on February 28, 2008.

     Subsequent to the end of the second quarter, on May 17, 2004, the Company completed a private financing of 4,500,000 shares of common stock at $4.50 per share. Proceeds, net of estimated expenses of $1,820,000 were $18,430,000. The placement agent received an eight percent (8%) fee based on gross proceeds.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         -NONE-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Subsequent to the quarter end, at the Annual Meeting of Shareholders held on May 19, 2004 at Howard Johnson Inn in Rocklin, California the shareholders elected the following directors of the Company:

                                        ------------------------------------------------------------------------
                                                                         Votes
         -------------------------------------------------------------------------------------------------------
         Name                                For       Against   Withheld    Abstention     Broker Non-Votes
         -------------------------------------------------------------------------------------------------------
         William Hedden                  21,179,605       0         28,411       0                 0
         -------------------------------------------------------------------------------------------------------
         Stephen Kircher                 20,973,725       0       234,291        0                 0
         -------------------------------------------------------------------------------------------------------
         Anthony G. Genovese             20,973,675       0       234,341        0                 0
         -------------------------------------------------------------------------------------------------------
         Timothy Nyman                   21,180,705       0         27,311       0                 0
         -------------------------------------------------------------------------------------------------------
         Ronald Cohan                    21,179,305       0         28,711       0                 0
         -------------------------------------------------------------------------------------------------------

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

         (b) Reports on Form 8-K

             Date of Report     Date of Event      Item Reported
             --------------     -------------      ------------

             02/13/2004         02/06/2004         Press  release  announcing
                                                   results for fiscal 2003 and a
                                                   revenue estimate for Q1 2004

             03/18/2004         03/15/2004         Press release 1st quarter
                                                   results

             04/13/2004         04/13/2004         Press release announcing
                                                   proposed equipment
                                                   acquisition

             05/13/2004         05/13/2004         Press release and private
                                                   placement documents for
                                                   financing agreement

             05/18/2004         05/15/2004         Press release announcing
                                                   completion of financing

                                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INTERNATIONAL DISPLAYWORKS, INC.



Date: June 13, 2004                  /s/ Ian N. Bebbington
     -----------------------         ------------------------------------------
                                     Ian N. Bebbington, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                     Financial Officer)