Form 10-Q
period 2004-07-31
INTERNATIONAL DISPLAYWORKS INC
filed 2004-09-09
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2004

                         Commission File Number: 0-27002

                        INTERNATIONAL DISPLAYWORKS, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                               94-3333649
                --------                               ----------
    (State of or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)

599 Menlo Drive, Suite 200, Rocklin, California                95765-3708
-----------------------------------------------                ----------
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

The number of shares outstanding of the registrant's Common Stock, no par value, as of August 25, 2004 was 30,054,883.

                        INTERNATIONAL DISPLAYWORKS, INC.



INDEX


Part 1 Consolidated Financial Information                            Page Number
                                                                     -----------

Item 1.  Consolidated Financial Statements (Unaudited):

           Balance Sheets at July 31, 2004 and October 31, 2003.............3

           Statements of Operations for the
           Three and nine months ended July 31, 2004 and 2003...............4

           Statements of Cash Flows for the
           Nine months ended July 31, 2004 and 2003.........................5

           Notes to Financial Statements....................................6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation....................10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........15

Item 4.  Controls and Procedures...........................................16


Part II  Other Information

Item 1.  Legal Proceedings.................................................16

Item 2.  Changes in Securities and Use of Proceeds.........................16

Item 3.  Default Upon Senior Securities....................................17

Item 4.  Submission of Matters to a Vote of Security Holders...............17

Item 5.  Other Information.................................................17

Item 6.  Exhibits..........................................................17

Signatures.................................................................18

Certifications.............................................................19

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 -----------------    ----------------
                                        ASSETS                                       July 31,           October 31,
                                        ------                                         2004                2003
                                                                                 -----------------    ----------------
Current assets:
     Cash and cash equivalents
        Cash in banks                                                            $    6,662           $    1,178
        Cash in escrow for asset purchase                                             6,000                    -
        Commercial paper                                                              7,998                    -
                                                                                 -----------------    ----------------
        Total cash and cash equivalents                                              20,660                1,178
     Accounts receivable,
         net of allowance for doubtful accounts of $80 and $39                        8,722                4,260
     Inventories                                                                      4,773                2,465
     Prepaid expense                                                                  1,803                1,361
                                                                                 -----------------    ----------------
        Total current assets                                                         35,958                9,264
                                                                                 -----------------    ----------------

Property and equipment at cost, net                                                   5,315                4,796
                                                                                 -----------------    ----------------
        Total assets                                                             $   41,273           $   14,060
                                                                                 =================    ================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
     Accounts payable                                                            $    6,682           $    4,770
     Accrued liabilities                                                              2,426                1,636
     Line of credit                                                                   3,364                1,051
     Current portion of long term debt - related parties                                  -                   50
     Current portion of long term debt                                                  496                  452
                                                                                 -----------------    ----------------
        Total current liabilities                                                    12,968                7,959

Long-term debt, net of current portion - related parties                                  -                  624
Long-term debt, net of current portion                                                   73                1,253
                                                                                 -----------------    ----------------
        Total liabilities                                                            13,041               9,836
                                                                                 -----------------    ----------------
Commitments and contingencies

Shareholders' equity
     Preferred stock, no par, 10,000,000 shares authorized,
        none issued
     Common stock, no par, 40,000,000 shares authorized
        30,054,883 and 20,984,913  shares issued and outstanding
        at July 31, 2004 and October 31, 2003 respectively                           65,271              41,806
     Accumulated deficit                                                            (37,110)            (37,653)
     Cumulative translation adjustment                                                   71                  71
                                                                                 -----------------    ----------------
        Total shareholders' equity                                                   28,232               4,224
                                                                                 -----------------    ----------------
        Total liabilities and shareholders' equity                               $   41,273           $  14,060
                                                                                 =================    ================

    The accompanying notes are an integral part of these financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except Share and per share data)



                                                                             For Nine Months Ended         For Three Months Ended
                                                                        -----------------------------------------------------------
                                                                        July 31, 2004   July 31, 2003  July 31, 2004  July 31, 2003
                                                                        -----------------------------------------------------------
     Sales                                                              $   32,073      $   15,698     $   11,654     $    5,889
Cost of goods sold                                                          25,095          11,970          9,220          4,584
                                                                        -----------------------------------------------------------
     Gross profit                                                            6,978           3,728          2,434          1,305
                                                                        -----------------------------------------------------------

Operating expenses:

     General and administrative                                              3,579           2,676          1,234          1,017
     Selling, marketing and customer service                                 1,507           1,323            633            382
     Engineering, advanced design and product management                       454             447            123            144
                                                                        -----------------------------------------------------------
                                   Total operating expenses                  5,540           4,446          1,990          1,543
                                                                        -----------------------------------------------------------

                                   Operating income (loss)                   1,438            (718)           444           (238)
                                                                        -----------------------------------------------------------

Other income (expense):
     Interest expense (net)                                                   (333)           (256)           (84)           (95)
     Other income (expense)                                                   (562)             56             10             19
                                                                        -----------------------------------------------------------
                                   Total other income (expense)               (895)           (200)           (74)           (76)
                                                                        -----------------------------------------------------------

                                   Income (loss) from continuing
                                   operations before income taxes              543            (918)           370           (314)
                                                                        -----------------------------------------------------------

                                   Provision for income taxes                    -               -              -              -
                                                                        -----------------------------------------------------------

                                   Net income (loss)                    $      543      $     (918)    $      370     $     (314)
                                                                        ===========================================================

Basic and diluted loss per common share
                    Basic                                               $     0.02      $    (0.05)    $     0.01     $    (0.02)
                                                                        ===========================================================
                    Diluted                                             $     0.02      $    (0.05)    $     0.01     $    (0.02)
                                                                        ===========================================================

Weighted average common shares outstanding
                    Basic                                               24,730,165      19,294,921     29,960,175     19,318,246

                    Diluted                                             26,962,928      19,294,921     32,192,938     19,318,246
                                                                        ===========================================================

    The accompanying notes are an integral part of these financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  Nine Months Ended
                                                                                          ------------------------------------
                                                                                               July 31,          July 31,
                                                                                                 2004              2003
                                                                                          ------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                                     $     543            $    (918)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
              Depreciation                                                                       696                  625
              Stock issued for services                                                           58                    -
              Loss on disposal of fixed assets                                                     9                   40
                                                                                          ------------------------------------
                                                                                               1,306                 (253)

              Changes in operating assets and liabilities, net of business combinations:
                       Increase in accounts receivable                                        (4,462)              (1,025)
                       Increase in inventories                                                (2,308)                (398)
                       Increase in prepaid expenses and other current assets                    (442)                (328)
                       Increase  in accounts payable                                           1,912                1,190
                       Increase  in accrued liabilities                                          790                   27
                                                                                          ------------------------------------
                                        Net cash used in operating activities                 (3,204)                (787)

Cash flows from investing activities:
     Acquisition of property, plant and equipment                                             (1,224)                (295)
                                                                                          ------------------------------------
                      Net cash used in investing activities                                   (1,224)                (295)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                   23,343                   16
     Proceeds from issuance of warrants                                                           64                   38
     Proceeds from lines of credit, net                                                        2,313                    -
     Proceeds from debt                                                                          166                 (500)
     (Payment) proceeds on debt - related parties                                               (574)                  40
     (Payment) proceeds on debt                                                               (1,402)                 616
                                                                                          ------------------------------------

         Net cash provided by  financing activities                                           23,910                  210

Increase (decrease) in cash and cash equivalents                                              19,482                 (872)

Cash and cash equivalents at beginning of period                                               1,178                1,556
                                                                                          ------------------------------------

Cash and cash equivalents at end of period                                                $   20,660           $      684
                                                                                          ====================================

    The accompanying notes are an integral part of these financial statements

                  INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

               The accompanying consolidated financial statements include the accounts of International DisplayWorks, Inc., and its subsidiaries (collectively referred to as the "Company" or IDW"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the 2004 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

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

               The Company, together with its subsidiaries, all of which are wholly owned, are engaged in the design, manufacture and worldwide distribution of liquid crystal displays (LCDs), modules, and assemblies for major original equipment manufacturers (OEMs) with applications in telecommunications, utilities, automotive, industrial, medical and consumer products.

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

3.       INVENTORY

         Inventories consisted of the following (in thousands):

                                                               July 31,          October 31,
                                                                2004                2003
                                                             -------------------------------
        Finished goods                                       $     225           $    687
        Work-in-progress                                         1,656                752
        Raw materials                                            3,379              1,537
        Less: reserve for obsolete inventory                      (487)              (511)
                                                             -------------------------------
        Total inventory                                      $   4,773           $  2,465
                                                             ===============================

4.       PREPAYMENTS

         Prepaid expenses and other current assets consisted of the following (in thousands):
                                                               July 31,          October 31,
                                                                2004                2003
                                                             ------------------------------
        Prepaid expenses                                     $     369           $    377
        Advances to suppliers                                      501                303
        Prepaid asset acquisition costs                            532                  -
        PRC - VAT  recoverable                                     224                354
        Other                                                      177                327
                                                             ------------------------------
        Total prepaid expenses                               $   1,803           $  1,361
                                                             ==============================

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following (in thousands):
                                                               July 31,          October 31,
                                                                2004                2003
                                                             ------------------------------
        Land and buildings                                   $   1,185           $  1,185
        Construction in progress                                   434                 56
        Furniture, fixtures and equipment                        2,018              1,742
        Machinery                                                5,272              4,865
        Leasehold improvements                                     205                 83
                                                             ------------------------------
                                                                 9,114              7,931
        Less accumulated depreciation                           (3,799)            (3,135)
                                                             ------------------------------

        Net property, plant and equipment                    $   5,315           $  4,796
                                                             ==============================

6.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following (in thousands):
                                                              July 31,           October 31,
                                                               2004                 2003
                                                            --------------------------------
        Accrued payroll and related liabilities             $     723            $    747
        Accrued staff hostel expenses                             184                 219
        Accrued inventory purchases                                25                  68
        Accrued royalties                                         217                 129
        Accrued PRC government management fees                     87                 102
        Customer deposits                                          89                   -
        Accrued commissions                                       184                   -
        Accrued VAT expense                                         -                   -
        Accrued litigation settlement cost                        625                   -
        Other accrued liabilities                                 292                 371
                                                            --------------------------------
                 Total accrued liabilities                  $   2,426            $  1,636
                                                            ================================

7.        LINE OF CREDIT

               The Company has $5,000,000 asset based credit line with Wells Fargo Business Credit, Inc. The credit line, which expires on March 9, 2006, has an interest rate of 1.25% per annum and is subject to a minimum monthly interest payment of $10,000, includes certain financial covenants, and is guaranteed by an officer of the Company. At July 31, 2004 the outstanding balance is $3,364,000. Based on eligible accounts receivable, there was approximately $1,400,000 available under the line at July 31, 2004.

8.        STOCKHOLDERS' EQUITY

          Stock Option Plans

               During the nine months ended July 31, 2004, there were 115,000 options granted at a price equal to market price at the date of the grant, there were no options that were cancelled or expired, and 539,125 options were exercised under the employee stock option plans at prices that ranged from $0.15 to $2.50 per share.

               The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                    Nine Months Ended                      Three Months Ended
                                                         July 31                                July 31
                                                 2004                2003               2004               2003
                                           --------------------------------------------------------------------------
         Net income (loss) as reported        $   543           $   (918)           $    370           $   (314)

         Deduct:  Total stock-based
         employee compensation expense
         determined under fair value
         based method for all awards.             (63)               (36)                (21)               (12)
                                           --------------------------------------------------------------------------
         Pro forma net income (loss)          $   480           $   (954)           $    349           $   (326)
                                           =================    ===============     ==============    ===============

         Earnings per share:

         Basic - as reported                  $  0.02           $  (0.05)           $   0.01           $  (0.02)
                                           =================    ===============     ==============    ===============
         Diluted - as reported                $  0.02           $  (0.05)           $   0.01           $  (0.02)
                                           =================    ===============     ==============    ===============
         Basic - pro forma                    $  0.02           $  (0.05)           $   0.01           $  (0.02)
                                           =================    ===============     ==============    ===============
         Diluted - pro forma                  $  0.02           $  (0.05)           $   0.01           $  (0.02)
                                           =================    ===============     ==============    ===============

          Common Stock  Issued

               During the nine months ended July 31, 2004, the Company issued 9,069,970 shares of common stock. Of these 3,333,335 shares of common stock were issued in a private placement in December, 2003 at $1.50 per share with proceeds of $5,000,002 less expenses of $697,000 and 4,500,000 shares of common stock were issued in a private placement in May 2004 at $4.50 per share with proceeds of $20,250,000 less expenses of $1,770,000. The placement agent received an eight percent (8%) fee based on gross proceeds. 55,000 shares of the Company's common stock were issued as compensation to the Company's three independent directors and 13,000 shares of the Company's common stock were issued in payment of consulting fees at a price of $0.85, fair market value on the date of the grant. 629,510 shares of the Company's common stock were issued through exercise of warrants at exercise prices from $0.16 to $1.50 per share. 539,125 shares of the Company's common stock were issued through exercise of stock options issued under the Company's stock option and incentive plans at exercise prices from $0.15 to $2.50 per share.

9.        COMMITMENT

               On June 24, 2004 the Company entered into an Asset Purchase Agreement to purchase a color LCD line and related equipment from a company located in Taiwan at a purchase price of $6,000,000. While there is space in our existing factory, there is insufficient continuous space to install the color LCD line, thus additional factory facilities are required for this equipment. Removal of the equipment from Taiwan and reinstallation in the PRC is expected to cost $2,000,000, and outfitting the new factory facility, which will provide us with the continuous space needed for the CSTN line as well as additional capacity for other uses, is expected to cost $4,000,000. In July 2004 the Company signed a lease for a new factory facility located near its current campus. In July 2004 the Company placed $6,000,000 in an escrow account at Hong Kong and Shanghai Banking
          Corporation Limited for the completion of the purchase of the equipment. This amount is shown on the Company's balance sheet as cash in escrow under Cash and Cash Equivalents. The asset purchase is expected to be completed in September 2004. The Company also entered into a contract with Crown Worldwide (HK) Ltd. to relocate the equipment purchased from Taiwan to the PRC. A deposit of $353,000 has been made on this contract.

10.       SEGMENT AND GEOGRAPHIC INFORMATION

               The Company produces displays and display modules for the end products of OEM manufacturers and hence operates in one segment.
          However, the Company has four major geographic territories where it sells and distributes essentially the same products. These are the United States, Hong Kong and China, Asia (excluding Hong Kong and China) and Europe. The sales and assets by geographical area were (in thousands):

       --------------------------------------------------------------------------------------------------------------
       Revenues for Nine Months Ended:                               July 31, 2004                 July 31, 2003
       --------------------------------------------------------------------------------------------------------------
       United States                                                 $    13,720                   $     7,853
       Hong Kong and China                                                 8,604                         4,486
       Asia (excluding Hong Kong and China)                                3,787                         2,355
       Europe                                                              4,652                           508
       Other                                                               1,310                           496
                                                               ------------------------      ------------------------
       Total                                                         $    32,073                   $    15,698
                                                               ========================      ========================


       --------------------------------------------------------------------------------------------------------------
       Revenues for Three Months Ended:                              July 31, 2004                 July 31, 2003
       --------------------------------------------------------------------------------------------------------------
       United States                                                 $     5,680                   $     2,582
       Hong Kong and China                                                 2,681                         1,767
       Asia (excluding Hong Kong and China)                                1,416                           829
       Europe                                                              1,553                           442
       Other                                                                 324                           269
                                                               ------------------------      ------------------------
       Total                                                         $    11,654                   $     5,889
                                                               ========================      ========================


       --------------------------------------------------------------------------------------------------------------
       "Long Lived" Assets                                           July 31, 2004                 July 31, 2003
       --------------------------------------------------------------------------------------------------------------
       United States                                                 $       121                   $       149
       Hong Kong and China                                                 5,194                         4,676
                                                               ------------------------      ------------------------
       Total                                                         $     5,315                   $     4,825
                                                               ========================      ========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including "believes," "considers," "intends," "expects," "may," "will," "should," "forecast," or "anticipates," or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected and in the future could affect our actual results and could cause actual consolidated results for fiscal year 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and times needed, realization of forecasted income and expenses by the PRC Companies (as defined herein), initiatives by competitors, price pressures, changes in the political climate for business in the People's Republic of China, the loss of one or more of our significant customers, and other risk factors listed from time to time in the Company's SEC reports including in particular, the factors and discussion in our Form 10-K for the year ended October 31, 2003 and the factor listed below regarding the planned equipment acquisition.

     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and nine month period ended July 31, 2004 and 2003.

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

     With the acquisition of a color LCD line and TFT assembly equipment and the addition of 140,000 feet of manufacturing space, the Company will increase capacity to offer existing and new customers an expanded color product line. The focus will be to utilize our engineering and manufacturing competencies to fill the added capacity in order to absorb overhead created by the expansion and maintain acceptable margins. Production is expected to begin by the end of the first quarter of fiscal 2005.

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

     We have previously announced our intention to move into production of Color STN and TFT modules. On June 24, 2004, the Company entered into an agreement to purchase the necessary equipment. In July 2004 the Company entered into a lease agreement for additional factory space to provide us with continuous space for the color LCD line as well as for other uses. Installation of the line is scheduled to begin in late September 2004.

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

Income Taxes

     Pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes," income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At July 31, 2004, we had approximately $8,827,000 of net operating loss carry forward available resulting in approximately $3,531,000 of deferred tax assets which are not included in our balance sheet due to uncertainty of realizing them.

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2004 and 2003.

     Net Sales - Net sales were $11,654,000 and $5,889,000 for the quarters ended July 31, 2004 and 2003 respectively, an increase of 96%. Net sales were $32,073,000 and $15,698,000 for the nine months ended July 31, 2004 and 2003 respectively, an increase of 104%. The increase for the three months and the nine months ended July 31, 2004 can be attributed to the maturity of the Company's marketing plan which realigned the Company's customer base to eliminate low volume customers and replace them with high volume customers.

     Cost of Goods Sold - Cost of sales was 79% and 78% of net sales for the quarters ended July 31, 2004 and 2003, respectively. Though there was only a 1% change in the Cost of Goods sold as a percentage of sales, the Company experienced a decrease in the cost of raw materials due to a favorable change in product mix offset by an decrease in the recoverability of VAT in the PRC due to a change in the legislation effective this year. Cost of sales was 78% and 76% for the nine months ended July 31, 2004 and 2003 respectively. The increase is due to higher raw material costs caused, in part, by unfavorable currency exchange rates and VAT recoverability offset by absorption of overhead over greater utilization of capacity.

     General and Administrative - General and Administrative expenses increased 21% to $1,234,000 from $1,017,000 for the quarters ended July 31, 2004 and 2003 respectively. As a percentage of sales General and Administrative expenses were 11% and 17% for the quarters ended July 31, 2004 and 2003 respectively. This increase is attributed to increased number of employees and employee related expenses, increased professional fees, increased insurance costs, and increased currency exchange losses. Significant elements of this expense include employee related expenses of $594,000, and professional fees of $137,000 for the quarter ended July 31, 2004. General and Administrative expenses increased 34% to $3,579,000 from $2,676,000 for the nine months ended July 31, 2004 and 2003 respectively. As a percentage of sales General and Administrative expenses were 11% and 17% for the nine months ended July 31, 2004 and 2003 respectively. This increase is attributed to increased number of employees and employee related expenses, increased professional fees, increased insurance costs, and increased currency exchange losses. Significant elements of this expense include employee related expenses of $1,737,000 and professional fees of $407,000 for the nine months ended July 31, 2004.

     Selling, Marketing and Customer Service - Selling, Marketing and Customer Service expenses increased to $633,000 from $382,000 for the quarters ended July 31, 2004 and 2003 respectively, an increase of 66%. As a percentage of sales, Selling, Marketing and Customer Service expenses were 5% and 7% for the quarter ended July 31, 2004 and 2003 respectively. The increase can be attributed to increases in commission expense (due to increased sales) and trade show expense offset by decreases in salary and related costs due to the maturity of the Company's marketing plan. that the Company's marketing plan focuses on fewer high volume customers, which caused a reduction in the actual number of customers to be serviced. Significant elements of this expense consist of employee related expenses of $195,000, commission expense of $300,000, rent of $19,000 for sales offices, telephone expense of $11,000, and travel related costs of $60,000 for the quarter ended July 31, 2004. Selling, Marketing and Customer Service expenses increased to $1,507,000 from $1,323,000 for the nine months ended July 31, 2004 and 2003 respectively, an increase of 14%. As a percentage of sales Selling, Marketing and Customer Service expenses were 5% and 8% respectively for the nine months ended July 31, 2004 and 2003 respectively. The decrease is attributable to a decrease in salary and related costs due to the maturity of the Company's marketing plan which caused a reduction in the actual number of customers to be serviced offset by increases in commission, trade show, and travel expense. Significant elements of this expense consist of employee related expenses of $523,000, commission expense of $672,000, rent of $62,000 for sales offices, telephone expense of $58,000, and travel related costs of $101,000 for the nine months ended July 31, 2004.

     Engineering, Design, and Project Management - Engineering, design and project management expenses were $123,000 and $144,000 for the quarters ended July 31, 2004 and 2003 respectively, a decrease of 15%. The decrease is attributable to decreased salary costs made possible by localization of labor in the PRC. A significant element of this expense includes employee related expenses of $96,000. Engineering, design and project management expenses were $454,000 and $447,000 for the nine months ended July 31, 2004 and 2003 respectively, an increase of 2%. The increase is attributable to decreased salary costs offset by an increase in rent expense. Significant element of this expense includes employee related expenses of $422,000.

     Interest Expense (net) - Interest expense (net of interest income of $12,000) decreased 12% to $84,000 from $95,000 for the quarters ended July 31, 2004 and 2003 respectively. The Company repaid all outstanding notes totaling $1,524,000 (of which $1,000,000 was borrowed in the fourth quarter of fiscal
2003) in May 2004 from the proceeds of the private placement resulting in little change in expense from the comparative period last year. Interest expense (net of interest income of $12,000) increased 30% from $256,000 to $333,000 for the nine months ended July 31, 2004 and 2003 respectively. The increase can be attributed to the issuance of $1,000,000 of notes for working capital in the fourth quarter of fiscal year 2003. The Company repaid all outstanding notes totaling $1,524,000 in May of 2004 eliminating the twelve percent (12%) interest expense associated with the notes.

     Other Income / Expense - Other income was $10,000 and $19,000 for the quarters ended July 31, 2004 and 2003 respectively, a decrease of 47%. The decrease was a result of normal operating activities. Other expense for the nine months ended July 31, 2004 was $562,000 compared with other income of $56,000 for the nine months ended July 31, 2003. The $625,000 settlement of litigation previously disclosed was the reason for this increase.

     Net Income - Net income was $370,000 ($0.01 per share, basic and diluted) for the quarter ended July 31, 2004. The net loss was $314,000 ($0.02 per share, basic and diluted) for the quarter ended July 31, 2003. Increased sales are the reason for increase in net income. The net income was $543,000 ($0.02 per share, basic and diluted) for the nine months ended July 31, 2004. There was a loss of $918,000 ($0.05 per share, basic and diluted) for the nine months ended July 31, 2003. Increase in sales offset by the settlement of the Company's previously disclosed litigation was the major contributing factor to the increased net income.

Liquidity and Capital Resources

     Adjusted for non-cash items, net income for the nine months ended July 31, 2004 resulted in net cash inflows from operations of $1,306,000, compared to $253,000 of net cash outflows for the nine months ended July 31, 2003. Cash outflows as a result in changes in operating assets and liabilities were $4,510,000 for the nine months ended July 31, 2004 primarily resulting from increases in accounts receivable of $4,462,000, inventories of $2,308,000, increases in prepaid expenses of $442,000, accounts payable of $1,912,000 (attributed to increased sales), and accrued liabilities of $790,000 (of which $625,000 is an accrual for the settlement of previously disclosed litigation , compared to cash inflows of $534,000 for the nine months ended July 31, 2003. Cash used in investing activities was $1,224,000 and $295,000 for the nine months ended July 31, 2004 and 2003 respectively. These funds were used for purchase of capital equipment. Cash provided by financing activities was $23,910,000 for the nine months ended July 31, 2004, primarily from the issuance of common stock in conjunction with two private placements in December 2003 and May 2004 respectively and exercise of stock options and warrants, compared to cash provided by financing activities of $210,000 for the nine months ended July 31, 2003. Cash and cash equivalents were $20,660,000 and $684,000 at July 31, 2004 and 2003 respectively. The increase was attributed to increased sales and the sale of the Company's common stock in two private placements in December 2003 and May 2004.

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

     On May 17, 2004, we completed a $20,250,000 private placement through the sale of 4,500,000 shares of our common stock providing net proceeds of approximately $18,480,000. The Company plans to use the proceeds for the acquisition and installation of a color LCD line, working capital, and to liquidate debt.

     Pursuant to mediation on June 9, 2004, all parties reached a mutually agreeable, confidential settlement of the legal matter previously disclosed. As part of the global settlement, the Company agreed to pay the sum of $625,000 above insurance coverage for release of any potential liability and dismissal of the action and all cross-complaints with prejudice. The action will be dismissed upon entering into the definitive settlement agreement and payment by all parties of settlement funds, which the Company anticipates will occur in September 2004.

     On May 20, 2004, the Company repaid notes due on December 31, 2004, bearing an annual interest rate of 12%, in the amount of $1,524,000. There was no prepayment penalty for early payment.

     On June 24, 2004, we entered into an Asset Purchase Agreement to purchase a color LCD line and additional equipment currently located in Taiwan for Liquid Crystal Modules ("LCM") production for a purchase price of $6,000,000 on an "as is" basis. In July 2004 the Company placed the $6,000,000 in an escrow account at Hong Kong and Shanghai Banking Corporation Limited for the completion of the purchase which is expected to conclude in September 2004.

     The equipment, which allows us to produce color LCD products, is a more advanced technology than monochrome and subject to lower yields. Thus, our ability to produce with an acceptable yield will remain unproven until the line has been commissioned and production has commenced.

     In addition, the removal of the assets from Taiwan is subject to approval from the export processing zone administration where they are located and is expected to take place in early September. Moreover, the assets are also subject to import approval by the customs authorities of China. These approvals cannot be obtained until IDW has purchased the assets.

     Although we have insured the transportation of the equipment, there could still be certain losses not protected. The equipment and components are to be shipped in numerous containers. There is a risk of loss associated with the packing and transportation of the equipment. If the equipment or components are damaged or do not arrive intact, we could face less than optimal utilization of the equipment as it may be difficult or require some time to obtain replacement components or equipment.

         We also have not accepted any firm orders from customers for color displays to be manufactured from this line due to the uncertainty as to when it will be available. As a result, we may find that when we are ready to go into production, the assets will be underutilized, and the initial start-up costs may exceed revenues from operating the equipment to produce new products.

     On July 31, 2004, we had $569,000 of debt due within a year in addition to $3,364,000 due on our credit line.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Fluctuations

     We sell a majority of our products in U.S. dollars and pay for our material components in U.S. dollars, Hong Kong dollars, Chinese RMB and Japanese Yen. We pay labor costs and overhead expenses in U.S. dollars, Chinese RMB and Hong Kong dollars.

     The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at approximately HK$7.80 to US$1.00 through the currency issuing banks in Hong Kong and accordingly has not in the past presented a currency exchange risk. This could change in the future as there is discussion in some circles concerning the advantages of the floating rate.

     Effective January 1, 1994, China adopted a floating currency system whereby the official exchange rate equaled the market rate. Since the market and official RMB rates were unified, the value of the RMB against the U.S. dollar has been stable. There is currently pressure being exerted by the U.S. for the RMB to be permitted to float more freely but it is unclear whether this would lead to an upward movement in the exchange rate between the RMB and the U.S. dollar. Due to the Chinese government control of the RMB, it is not currently possible to hedge against movement in the RMB exchange rate through conventional means. We are thus not hedged and remain exposed to movement in the exchange rate. We incur approximately 30% of our expenses in RMB and have negligible RMB revenue; an increase in the value of the RMB would thus have an adverse affect on our operating margins.

     In addition, we have debt repayable on June 30, 2005, of RMB 3.33 million (U.S. $400 thousand at current exchange rates), outstanding at the quarter ended July 31, 2004. An increase in the value of the RMB against the U.S. dollar would result in a translation loss in U.S. dollar terms which would be realized as U.S. dollars from sales revenues were utilized to meet the repayment obligation.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 17, 2004, the Company completed a private financing of 4,500,000 shares of common stock at $4.50 per share. Proceeds, net of expenses of $1,770,000 were $18,480,000. The placement agent received an eight percent (8%) fee based on gross proceeds.

     The sales and issuances of common stock in the private placement listed above were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         -NONE-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 19, 2004 at Howard Johnson Inn in Rocklin, California the shareholders elected the following directors of the Company:

                                        ---------------------------------------------------------------------------
                                                                          Votes
                                        ---------------------------------------------------------------------------
         ------------------------------
         Name                               For        Against     Withheld     Abstention     Broker Non-Votes
         ----------------------------------------------------------------------------------------------------------
         William Hedden                  21,179,605       0          28,411         0                  0
         ----------------------------------------------------------------------------------------------------------
         Stephen Kircher                 20,973,725       0         234,291         0                  0
         ----------------------------------------------------------------------------------------------------------
         Anthony G. Genovese             20,973,675       0         234,341         0                  0
         ----------------------------------------------------------------------------------------------------------
         Timothy Nyman                   21,180,705       0          27,311         0                  0
         ----------------------------------------------------------------------------------------------------------
         Ronald Cohan                    21,179,305       0          28,711         0                  0
         ----------------------------------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

         -NONE-

ITEM 6.  EXHIBITS

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


                                     INTERNATIONAL DISPLAYWORKS, INC.



Date:  September 6, 2004             /s/ Ian N. Bebbington
       -----------------             -------------------------------------------
                                     Ian N. Bebbington, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                     Financial Officer)