Form 10-K
period 2004-10-31
INTERNATIONAL DISPLAYWORKS, INC
filed 2005-01-03
CIK 866415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended: October 31, 2004

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

Indicate by a checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (ss.229,405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [ ]

Indicate by a check mark  whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).  [X] Yes    [ ] No

Aggregate Market Value of the voting stock held by non-affiliates of the registrant based on the closing sale price as reported by the OTCBB on December 16, 2004 was $240,672,138.90.

The number of shares of the registrant's common stock, $0.001 par value, outstanding on December 22, 2004 was 30,759,357.

Documents incorporated by reference: Certain portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of stockholders:

         Part III: Items 10, 11, 12, 13 and 14 of this report

                                TABLE OF CONTENTS




PART I
         ITEM 1.  Business                                                   1
         ITEM 2.  Properties                                                12
         ITEM 3.  Legal Proceedings                                         13
         ITEM 4.  Submission of Matters to a Vote of Security Holders       13

PART II

         ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity
                  Securities                                                13
         ITEM 6.  Selected Consolidated Financial Data                      15
         ITEM 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       17

RISK FACTORS
         ITEM 7A. Quantitative and Qualitative Disclosures About Market
                  Risk                                                      37
         ITEM 8.  Financial Statements and Supplementary Data               F1
         ITEM 9.  Changes in and Disagreements With Accountants and
                  Financial Disclosure                                      39
         ITEM 9A. Controls and Procedures                                   39
         ITEM 9B. Other Information                                         39

PART III
         ITEM 10. Directors and Executive Officers of the Registrant        39
         ITEM 11. Executive Compensation                                    39
         ITEM 12. Security Ownership of Certain Beneficial Owners and
                  Management                                                39
         ITEM 13. Certain Relationships and Related Transactions            39
         ITEM 14. Principal Accounting Fees and Services                    40

PART IV
         ITEM 15. Exhibits, Financial Statement Schedules                   40

Signatures                                                                  44

Exhibits Index
         Exhibit 31.1
         Exhibit 31.2
         Exhibit 32

                                     PART I
ITEM 1.  BUSINESS

     With the exception of historical facts stated herein, the matters discussed in this report on Form 10-K are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of International DisplayWorks, Inc. and its subsidiaries, (the "Company," "we," or "us"), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed under "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which, by their nature, are not reliable indicators of future performance. We disclaim any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

Overview

     We design and manufacture liquid crystal display, or LCD, products and are a supplier to several Fortune 500 companies, major Japanese and other Asian and European corporations and smaller companies operating in a variety of discrete markets. We work as an outsourced manufacturer or provider of design, manufacturing and assembly services. Our target OEM and EMS customers operate in the telecommunications, automotive, medical, computing, office equipment, home appliance and consumer electronics industries. Our components and modules are used in various electronic products, including cellular phones and other wireless communication devices. We are also targeting areas for new applications, including audio, point-of-sale systems, irrigation controls and personal digital assistants.

     We assist OEM and EMS customers in the design and development of their products and furnish full turnkey manufacturing services. Our services include design, component purchasing, assembly into finished products or electronic subassemblies and post-assembly testing. We provide custom design and manufacturing services, for which we design and develop proprietary products that are sold by our OEM and EMS customers to their end customers using their brand names.

     Our corporate headquarters are located in Rocklin, California. The design and manufacture of our products is located at our facility in China, where we employ approximately 2,000 people. We were originally a private company that was acquired by Morrow Snowboards, Inc., a public company incorporated in Oregon in October 1989 that was engaged in a different line of business. Through a series of transactions, we assumed the reporting obligations of Morrow Snowboards, Inc. and its successor, Granite Bay Technologies, Inc. Our operations are concentrated primarily in our subsidiaries, MULCD Microelectronics (Shenzhen) Co., Ltd. and IDW Technology (Shenzhen) Co., Ltd., both of which are organized under the laws of China. We refer to International Display Works, Inc., a Delaware corporation, and these subsidiaries collectively as "we" or "us" throughout this report. Our operating structure is described graphically below:

                                [GRAPH OMITTED]


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

     There are two types of LCDs: passive matrix and active matrix. We manufacture passive matrix LCD displays, which are less complex and less expensive to manufacture. Currently, passive matrix LCDs are used in applications such as mobile handsets and PDAs, as well as in office equipment, data collection terminals, point-of-sale equipment, medical devices, transportation instrumentation and industrial instruments and controls and consumer electronics. Active matrix LCD, otherwise known as thin film transistor, or TFT, displays are relatively complex semi-conductor devices. Other display technologies such as organic light emitting diodes, or OLEDs, liquid-crystal-on-silicon, or LCOS and plasma, along with other promising display technologies, are also available or in development.

     Display Markets

     Displays are becoming a ubiquitous feature in many consumer, commercial and industrial products. OEMs and EMSs increasingly believe that a display interface is important because it can make products more useful and easier to operate. In addition, the increasing complexity and functionality of handheld products, such as wireless computing and communication devices, require OEMs and EMSs to increase the visual performance and information content of the displays incorporated into their products. At the same time, the market continues to demand that OEMs and EMSs incorporate displays with reduced power requirements and lower costs. Custom LCDs address these requirements for high performance, increased information content, low power and low cost.

     OEMs and EMSs often include in their products unique display modules and features as a means of differentiating their products from those of competitors. OEMs and EMSs then make decisions about whether to use standard or custom display devices and whether to design and produce these devices in-house versus outsourcing design and/or production. OEMs and EMSs often recognize that their greatest strengths are market recognition of their brand names, market research and product development expertise, as well as effective sales and distribution channels. OEMs and EMSs also recognize that the time constraints and limitations of available resources often preclude them from maintaining the specialized in-house expertise and equipment necessary to design and manufacture custom devices. As a result, many OEMs and EMSs outsource to us the design and production of display devices and components to focus their own resources on the areas where they have the greatest expertise and leverage of resources. Outsourcing allows them to gain access to specialized design and manufacturing technology and expertise, accelerate the design process, and reduce their own investment in equipment, facilities, and the personnel necessary for specialized design and production. These advantages allow OEM and EMS customers to maximize profitability and reduce risk and time to market, while capitalizing on economies of scale. In some cases, the outsourced functions include the original design of products.

     Our internal estimates show the small form factor LCD market, where we currently focus our business, is estimated to be approximately $11 billion. The size of the LCD module market may be upwards of $100 billion annually and addresses growth areas such as cellular telephones, medical instruments and hand-held data collection devices, as well as benefits from the increased digitalization of data displays across many applications.

     Industry Structure

     We purchase from raw material manufacturers (e.g., glass), component manufacturers and from Integrated Circuit (chip or driver chip) manufacturers or their distributors. Sometimes the chip has been designed by a "fabless" chip design company which has contracted a chip foundry to manufacture the chip to their design. Chips are not usually interchangeable without design changes that may require re-qualification with the customer and / or the customer's approval.

     We supply to OEMs (Original Equipment Manufacturers) - these normally have a recognized brand name, or EMSs (Electronic Manufacturing Service providers) which assembles our display and module into the final product. EMSs are contracted by OEMs who sometimes nominate us as their chosen display module supplier.

Our Strategy

     We are focused on expanding our position as a provider of LCD manufacturing services to major OEMs and EMSs in two ways. We are dedicating significantly greater efforts to develop custom design and manufacture of LCD displays and display modules for our customers, areas in which profit margins are greater than standard LCDs and where we can exhibit our greatest strengths. We are also improving the range of technologies that we offer, such as the recent addition and subsequent expansion of Chip-on-Glass technologies. To achieve these objectives, we intend to continue to pursue the following strategies:

o Target and establish close relationships with strong customers who have high-volume and multiple product needs. We target strong companies that we believe would benefit from our design and manufacturing services and seek to develop multiple programs for different product groups for those customers. Our sales and engineering staffs integrate their knowledge and expertise to demonstrate the benefits from working with us. We emphasize global account management to establish long-lasting customer relationships that emphasize complete product life-cycle solutions and to anticipate customer needs. To these ends, we have recently restructured our sales organization for greater efficiency and resource utilization.

o Introduce new technologies that leverage our core competencies and result in near-term realizable revenue. We identify and utilize new technologies with near-term application by our customers. Our investments in new technologies are therefore customer-driven. We leverage our library of design, manufacturing and assembly processes. Our LCD capabilities include: twisted nematic, or TN, high performance twisted nematic, or HTN, supertwisted nematic, or STN, color supertwisted nematic, or CSTN, film compensated supertwisted nematic, or FSTN, and black mask color, in conjunction with assembly capabilities that include Surface Mount Technology, or SMT, Chip-on-Board, Chip-on-Flex and Chip-on-Glass, each of which assists in the production of complex components.

o Maximize utilization of manufacturing capacity. We have been following a strategy of soliciting customers who respond to competitive pricing by placing large volume repeat orders with us, thus reducing our overhead absorption rates as we recover fixed capacity costs over a larger revenue base and incur fewer order setup costs. We are promoting shortened lead times and competitive pricing to win new business thereby optimizing our manufacturing capacity. Our larger and recurring orders lower our engineering, administrative and sales expenses.

o Maintain low-cost manufacturing in China. All of our manufacturing facilities are located in China. China provides us with one of the lowest cost engineering and production work forces in the world, which in turn, allows us to pass on significant cost advantages to our customers and provides us the platform to compete with others manufacturing in China and other "low-cost" locations.

o Produce high value-added electronic components and modules. We produce not only LCDs, but also LCD modules that are incorporated into different types of electronic products. As a result of our focus on high value-added subassemblies or modules that are integrated into complex products, we are able to achieve higher gross margins.

o Produce high quality products at competitive prices. Given the intensely price sensitive nature of our industry, our goal is to manufacture high quality products at low cost for our customers. We believe that the quality of our manufacturing services is central to maintaining customer trust and loyalty, and we therefore strive to ensure that our design and production processes are of world-class standards. We have consistently met the stringent quality demands of our OEM customers. We are certified under ISO 9001, the International Organization for Standardization's highest quality standards in respect of our existing monochrome line and module operations. We are also QS9000 certified, which is the established standard for the automotive industry. Our existing manufacturing facilities located in Shenzhen are also certified under ISO 14001, the latest recognized quality standard, which provides a structured basis for environmental management and control. We are in the process of obtaining certification for our new facility where we have installed the recently purchased color line.

o Develop improved production techniques in collaboration with customers. We focus on collaborating with our customers to refine and improve the production methods employed for complex, yet proven, production technologies rather than on the initial development of components or assemblies for which there is no established market. By doing this, we help our OEM customers enhance their product design, lower costs and improve yields. This strategy allows us to strengthen our relationships with our OEM customers. As a result, our customers allow us to use their proprietary production technologies in our assembly operations. These relationships allow us to focus our research and development efforts on process improvement and help limit our risks associated with new product introductions.

Our Customers

     OEM and EMS customers continue to adopt outsourcing strategies. We believe the main causes for this are:

o Reduction of total production cost. OEMs and EMSs continually need to reduce costs to remain competitive. Providers of components and modules manufacture products at reduced total costs to OEMs and EMSs because higher volumes of manufacturing capacity lead to economies of scale, access to leading-edge procurement and inventory management capabilities, proficiency in purchasing materials and an emphasis on improvements to the entire supply chain. Contract manufacturing also enables OEMs and EMSs to take advantage of producing in low-cost geographical regions.

o Access to leading technologies. OEMs and EMSs continually seek access to engineering expertise and manufacturing technologies necessary to build their increasingly complex products. OEMs are motivated to work with component manufacturers to gain access to their expertise in product design, assembly, manufacturing and testing technologies.

o Acceleration of time-to-market. OEMs and EMSs face the demands of increasingly shorter product life-cycles. OEMs and EMSs can significantly improve product development cycles and shorten time-to-market by utilizing the expertise and manufacturing infrastructure of outsourced manufacturers, including capabilities relating to design and development.

o Reduction of capital investment and shifting of fixed costs to variable costs. As electronics products have become more technologically advanced, the manufacturing process is requiring greater levels of investment in capital equipment. Outsourcing allows OEMs and EMSs to lower their investment in inventory and manufacturing assets and shift more of their fixed costs to variable costs, thereby increasing their return on assets. As a result, OEMs can react more quickly to changing market conditions and allocate capital to other core activities such as sales and marketing and research and development.

     We derive approximately 85% of our business from 17 customers. Historically, we have had substantial recurring sales from one customer. Sales to that customer for the year ended October 31, 2004, the year ended October 31, 2003 and the year ended October 31, 2002, accounted for approximately 16%, 29% and 30%, respectively, of total sales. Sales to our five largest customers accounted for 62%, 48% and 51% of our net sales during the periods ended October 31, 2004, 2003 and 2002, respectively.

     Sales to our OEM and EMS customers are primarily based on purchase orders we receive from time to time rather than firm, long-term purchase commitments. Although it is our general practice to purchase raw materials only upon receiving a purchase order, for certain customers we will occasionally purchase raw materials based on such customers' rolling forecasts or anticipated orders. Uncertain economic conditions and our general lack of long-term purchase commitments from our customers make it difficult for us to accurately predict revenue over the longer term. Even in those cases where customers are contractually obligated to purchase products from us or repurchase unused inventory from us, we may elect not to enforce our contractual rights because of the long-term nature of our customer relationships and for other business
reasons,   and  instead  may  negotiate  with  customers  regarding   particular
situations.

Our Products and Services

     Our customers seek product differentiation. Custom-designed display modules provide them with the opportunity to differentiate their products on a cost-effective basis. We apply our design, manufacturing and assembly capabilities to develop custom displays and display modules, and together with our customers, create and implement engineering and product solutions with quick design turnaround and rapid prototyping. We are involved early with our customers' product development cycles and continue with them through manufacturing, testing, logistics and distribution. We add value for our customers through our ability to integrate the design and production processes.

     Our products consist of TN, HTN, STN, CSTN and FSTN LCDs and subassemblies, ranging from basic LCDs for calculators, watches and electronic games, to more complex products. These more complex devices are used in cellular telephones, electronic appliances, office equipment, hand held computers, automotive equipment and medical electronics and may be used in applications that require high multiplex rates and wide viewing angles. We are currently developing wide temperature LCD displays for automotive, appliance and outdoor utility meters; high density graphic displays for handheld computers, cellular phones and personal digital assistants; cold cathode and white LED backlighting for black and white, half-tone and color displays; and custom Chip-on-Glass displays for consumer electronics and appliances. We design and manufacture value-added display modules with electronics, keypads, interface circuitry, back lighting and mounting hardware.

Our Design and Manufacturing Capabilities

     The typical cycle for an LCD product to be designed, manufactured and sold to an OEM customer varies substantially, ranging from a few days to several months, including the design, proof and production period. Initially, an OEM and EMS customer gathers data from its sales personnel for products in which there is market interest, including features and anticipated unit costs. The OEM and EMS customer then contacts us and possibly other prospective manufacturers, with forecasted total production quantities and design specifications or renderings. From that information, we then determine estimated component and materials costs. We then advise our OEM and EMS customer of the development costs, manufacturing charges (including molds and tooling, if applicable) and unit cost based on the forecasted production quantities desired during the expected production cycle.

     After we agree with the OEM and EMS customer on the quotation for the development and unit cost, we begin the LCD product development. The costs of LCD product development are either paid by the customer prior to development or built into the costs of manufacturing the product. Upon completion of the tooling, we produce samples of the product for the customer's quality testing, and, once approved, commence mass production of the product. We expect to recover the development costs by the forging of a long-term customer relationship and through mass production, which allows us to amortize these costs over a period of time and over a production quantity.

     We manufacture LCDs using glass, liquid crystal solution and polarizer. A TN type LCD is the most conventional and economical and is suitable for most common devices such as calculators and watches. TN type LCDs allow for clearer visibility and wider viewing angles than STN type LCDs. STN LCDs are suitable for use in devices such as pocket games and personal digital assistants. Our original fully automated front-end processing line is capable of producing a monthly quantity of 35,000 panels measuring 14" by 16" each. Our newly acquired color line is capable of producing 45,000 panels per month measuring 12" by 14" each. Unit output varies depending on the size of the LCD and the quantity per panel. This usually is between 10 and 120 displays per panel. We also utilize the following production techniques:

o Chip on Glass, or COG. COG is a process that connects integrated circuits directly to LCD panels without the need for wire bonding. We apply this technology to produce advanced LCD modules for high-end electronic products, such as cellular phones and PDAs. At October 31, 2004, we had four COG lines. These machines provide a total production capacity of up to 550,000 chip bonds per month. We recently acquired additional COG capacity of approximately 1,250,000 chip bonds per month bringing total COG capacity to approximately 1,800,000 chip bonds per month.

o Chip on Board, or COB. COB is a technology that utilizes wire bonding to connect large-scale integrated circuits directly to printed circuit boards. We use COB in the assembly of consumer products such as calculators, personal organizers and electronic appliances. At October 31, 2004, we had nine COB machines. These machines are fully automatic and use ultrasonic mounting technology and have a total production capacity of up to 400,000 chips per month.

o Tape Automated Bonding with Anisotropic Conductive Film, or TAB with ACF. TAB with ACF is an advanced heat sealing technology that connects a liquid crystal display component with an integrated circuit in very small LCD modules, such as those used in cellular phones and pagers. At October 31, 2004, we had six systems of TAB with ACF machines. The machines provide a total production capacity of up to 500,000 seals per month.

o Fine Pitch Heat Seal Technology or FPHS. FPHS technology allows us to connect LCD displays to printed circuit boards produced by COB that enables very thin connections. This method is highly specialized and is used in the production of finished products such as PDAs. At October 31, 2004, we had 12 machines utilizing FPHS technology. The machines provide a total production capacity of up to 500,000 seals per month.

o Surface Mount Technology or SMT. SMT is a process by which electronic components are mounted directly on both sides of a printed circuit board, increasing board capacity, facilitating product miniaturization and enabling advanced automation of production. We use SMT for products such as electronic appliances. At October 31, 2004, we had three SMT production lines. Our total mounting capacity is 20,000,000 components per month.


Environmental  Laws

     Our manufacturing processes result in the creation of small amounts of hazardous and/or toxic wastes, including various gases, epoxies, inks, solvents and other organic wastes. We are subject to Chinese governmental regulations related to the use, storage and disposal of such hazardous wastes. We also have our own standby electrical power generation plant that operates on diesel fuel. The amounts of our hazardous waste are expected to increase in the future as our manufacturing operations increase, and therefore, our cost of compliance is likely to increase. In addition, sewage produced by dormitory facilities which house our labor force is coming under greater environmental legislation. We believe that all hazardous and/or toxic waste is being stored, used and disposed of in accordance with applicable laws.

Suppliers

     A substantial portion of our product costs stem from the purchase of components and raw materials. Raw materials are principally comprised of glass, liquid crystal solution and polarizer. Components include integrated circuits, printed circuit boards, resistors, capacitors, molded plastic parts and packaging materials. These are purchased from a variety of suppliers. We are dependent on certain key suppliers for sole source supplies of customer specified items. We generally base component orders on received purchase orders in an effort to minimize our inventory risk by ordering components and products only to the extent necessary. However, for certain customers and because of lead times, we may occasionally purchase components and/or a raw material based on such customer's rolling forecasts or anticipated orders following a risk assessment.

     Certain components may be subject to limited allocation by certain of our suppliers. In our industry, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production of assemblies using scarce components or higher component costs. These supply shortages may contribute to an increase in our inventory levels and/or a reduction in our margins. We expect that shortages and delays in deliveries of some components will continue to impact our industry, and we are striving to develop multiple sources of supply where possible.

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

     We consider our primary competitors to be BYD, Data Image, Data Vision, Hantronics, Ocular, Optrex, Tian Ma, Truly Semiconductors Limited, Varitronix Ltd., Wintek Corporation, and other similar companies.

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

     We are certified under ISO 9001, the International Organization for Standardization's highest quality standards in respect of our existing monochrome line and module operations. We are also QS9000 certified, which is the established standard for the automotive industry. Our existing manufacturing facility located in Shenzhen is also certified under ISO 14001, the latest recognized quality standard, which provides a structured basis for environmental management and control. We are in the process of obtaining certification for our new facility where we have installed the recently purchased color line. "ISO" is a Geneva-based organization dedicated to the development of worldwide standards for quality management guidelines and quality assurance. ISO 9001, which was the first quality system standard to gain worldwide recognition, requires an entity to gather, analyze, document and monitor its quality systems and make improvements where needed. Our certification under an ISO 9001 quality standard demonstrates that our manufacturing operations meet the most demanding of the established world standards. We are also certified with QS 9000 for automotive products, which qualify us to work with North American automakers. In addition, we receive numerous customer qualification audits each year, many of which make additional recommendations and suggestions based on third-party experiences, which we evaluate and often subsequently adopt.

Sales and Marketing

     We focus on developing close relationships with our customers at the development and design phases and continuing throughout all stages of production. Sales and marketing operations are integrated processes involving a network of representatives, direct salespersons, sales engineers and senior executives covering North America, Asia and Europe. We direct our sales resources and activities at several management and staff levels within our customers and prospective customers. We receive inquiries through our sales representatives, word of mouth, from public relations activities, our website and through referrals from current customers. We evaluate these opportunities against our customer selection criteria and assign either a representative or a direct salesperson.

Seasonality

     Our business  does not  experience  seasonality.

Backlog

     As of December 1, 2004, we had a backlog of orders of approximately $21.0 million, as compared with a backlog of $13.3 million as of December 31, 2003. Our backlog consists of product orders for which confirmed purchase orders have been received and that are scheduled for shipment within 12 months. Orders are given with an average of 12 weeks lead time though there is considerable variation. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

Research and Development

     We currently invest in research and development for design, development, manufacturing and assembly technology when we can identify near-term market applications that stem directly from such investments. New, customer-driven technologies provide us with the potential to offer better and more technologically advanced services to our OEM and EMS customers while providing returns on the investments. We plan to continue acquiring advanced design equipment and to enhance our technological expertise through continued training of our engineers and further hiring of qualified system engineers. These improvements are intended to enhance the speed, efficiency and quality of our assembly processes.

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

Geographic Markets

     The approximate percentages of our net sales to customers by geographic area are based upon shipping destination of product and are set forth below for the periods indicated:

Revenues                                         Fiscal Period Ended October 31
--------------------------------------------------------------------------------
                                                 2004        2003        2002
                                            ------------------------------------

United States                                $ 19,615     $ 10,824     $ 11,266
China (including Hong Kong)                     8,440        4,916        6,753
Asia (excluding Hong Kong and
China)                                         10,152        4,538        2,183
Europe                                          7,051        1,690          566
Other                                           1,119          878          160
                                            ------------------------------------
                                             $ 46,377     $ 22,846     $ 20,928
                                            =========     ========     =========

        "Long-lived Assets"
        ------------------------------
                                                    2004            2003
                                                 -------------------------------

        United States                             $   112           $  109
        China (including Hong Kong)                16,306            4,687
        Asia (excluding Hong Kong and
        China)                                          -                -
        Europe                                          -                -
        Other                                           -                -
                                                 -------------------------------

                                                  $16,418           $4,796
                                                 ===============================


Employees

     As of October 31, 2004, we employed approximately 2,000 persons, 11 of whom are based in the U.S., one in the U.K. and the remainder in China and Hong Kong. We consider our relationships with employees to be good and believe that the compensation provided to our employees is comparable to similar employers in the same geographic market and industry. We are not a party to any material labor contracts. We have experienced no significant labor stoppages. This situation may not continue in the future and any labor difficulties could lead to increased costs and/or interruptions in our production. We are subject to labor laws in each location and have to expend certain resources in order to comply with local legislation and regulations. In China in particular, these laws may change or the interpretation may change over time and could have a material impact on our profitability.

ITEM 2.  PROPERTIES.

     We now have two manufacturing facilities, ten minutes from each other and both are 30 minutes from the center of the city of Shenzhen and about one hour from Hong Kong. Our South campus manufacturing facilities consist of three buildings totalling approximately 270,000 square feet situated on four acres of leased land in an industrial suburb of Shenzhen, Southern China known as Heng Gang. Our North campus facility (housing our newly installed color LCD line) consists of one building totalling approximately 140,000 square feet. The North Campus facility has just been leased on a ten-year lease commencing in November 2004 and expiring in 2014 with an option to renew for an additional ten years at the same terms and rate. The annual rental expense is $283,100. The South campus buildings are approximately 13 years old, and the LCD production line is approximately six years old. Only the state may own land in China. Therefore, we lease the land under our South Campus facility, and our lease agreement gives us the right to use the land for 50 years at an annual rent of $2,200, subject to certain periodic rent increases, and will expire in 2049. At the end of the lease term, all improvements we have made will revert to the lessor. We also lease dormitory facilities for our production employees on adjacent properties and ancillary accommodations in the area for senior staff at a current cost of $256,800 per year from the Heng Gang Village.

     Our corporate headquarters are located in an industrial park in Rocklin, California in a space of 4,700 square feet. The lease expires in April 2005, and the rent is currently $73,000 per year for the remainder of the lease. We pay a proportionate share of operating expenses for the facilities of approximately $12,400 per year. We lease an office in Hong Kong. The rent and management fee is $22,000 per year and the lease expires in February 2005. We also lease office space on short-term leases for our sales offices in Saline, Michigan and Woking, Surrey, United Kingdom.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any legal proceedings and there are no material legal proceedings pending with respect to our property, though from time to time, we may be involved in routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of our security holders during the fourth quarter ended October 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock is traded on the OTC Bulletin Board under the symbol "IDWK." As of December 16, 2004, there were approximately 2,600 registered holders of our common stock. As many of the shares of common stock are held in street name, there may be additional beneficial holders of our common stock. As of December 12, 2004, a total of 3,343,214 shares of our common stock underlie outstanding options and warrants.

     The following table shows the range of high and low bid as reported by the OTC Bulletin Board for the time periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                            Low                 High
                                            ---                 ----
Fiscal 2004:
------------

Fourth Quarter (to October 31)             $3.09                $5.12

Third Quarter (to July 31)                 $3.84                $5.89

Second Quarter (to April 30)               $2.56                $6.26

First Quarter (to January 31)              $0.48                $2.56

Fiscal 2003:
------------

Fourth Quarter (to October 31)             $0.26                $0.51

Third Quarter (to July 31)                 $0.24                $0.40

Second Quarter (to April 30)               $0.16                $0.51

First Quarter (to January 31)              $0.14                $0.35


Dividends

     We have paid no dividends on our common stock since our inception and may not do so in the future. For the foreseeable future, we expect any earnings will be retained to finance the growth of the Company.

Recent Sales of Unregistered Securities

     During the fiscal year ended October 31, 2004, we have sold and issued the following securities:

     1. In December 2003, the Company completed a private financing of 3,333,335 shares of common stock at $1.50 per share. The Company's net proceeds from the offering were $5,000,002. Roth Capital Partners, LLC acted as the placement agent for the financing and received an eight percent (8%) fee based on gross proceeds and a five (5) year warrant to purchase 166,666 shares of common stock at $1.75 per share.

     2. In May 2004, the Company completed a private financing of 4,500,000 shares of common stock at $4.50 per share. The net proceeds from the offering were $20,250,000. Roth Capital Partners, LLC acted as the placement agent for the financing and received an eight percent (8%) fee based on gross proceeds.

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

Repurchases of Stock

     The Company did not repurchase any of its stock during the fiscal year ended October 31, 2004.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     We derived the consolidated statements of income and balance sheet data presented below as of and for the years ended October 31, 2004, 2003 and 2002, the ten months ended October 31, 2001 and the eleven months ended December 31, 2000, from our audited consolidated financial statements. We began our current operations on February 1, 2000. You should read this summary of consolidated financial information with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                                       (in thousands, except per share data)
                                                           October 31,      October 31,      October 31,
                                      October 31, 2004    2003 (twelve     2002 (twelve       2001 (ten      December 30, 2000
                                      (twelve months)        months)          months)          months)        (eleven months)

Net sales                             $   46,377          $   22,846       $   20,928        $   14,658      $   17,804

Cost of goods sold                        36,266              17,600           15,730            11,468          12,593
                                      -----------------------------------------------------------------------------------------
  Gross Profit                            10,111               5,246            5,198             3,190           5,211
                                      -----------------------------------------------------------------------------------------
Operating expenses:

  General and administrative               5,403               3,637            4,036             4,071           5,124
  Selling, marketing and customer
service                                    2,096               1,655            1,562             1,231           1,545
  Engineering, advanced design and
product management                           625                 593              691               901             570

  Impairment of machinery                      -                   -              270                 -               -

  Impairment of goodwill                       -                   -            5,287                 -               -
                                      ------------------------------------------------------------------------------------------
Total operating expenses                   8,124               5,885           11,846             6,203           7,239
                                      ------------------------------------------------------------------------------------------
Operating income (loss)                    1,987                (639)          (6,648)           (3,013)         (2,028)
                                      ------------------------------------------------------------------------------------------
Other income (expenses):

  Interest                                  (396)               (389)            (464)             (530)           (442)

  Loss on investment                           -                   -                -                 -          (1,000)

  Other income                               108                 220              170               972             (29)

Litigation settlement                       (625)                  -                -                 -               -
                                      ------------------------------------------------------------------------------------------
                                            (913)               (169)            (294)              442          (1,471)
                                      ------------------------------------------------------------------------------------------
Income (loss) from continuing
operations before income taxes             1,074                (808)          (6,942)           (2,571)         (3,499)

Provision for income taxes                     -                   -                -                 -               -
                                      ------------------------------------------------------------------------------------------
Income (loss) from continuing
operations                                 1,074                (808)          (6,942)           (2,571)         (3,499)
Loss from discontinued operations,
net of income taxes                            -                   -                -                 -            (581)
                                      ------------------------------------------------------------------------------------------

Net income (loss)                     $    1,074                (808)          (6,942)           (2,571)         (4,080)
                                      ==========================================================================================


Net income (loss) per share -
continuing operations

     Basic                            $     0.04          $    (0.04)       $   (0.36)        $   (0.14)       $   0.20
                                      ==========================================================================================
     Diluted                          $     0.04          $    (0.04)       $   (0.36)        $   (0.14)       $   0.20
                                      ==========================================================================================
Net income (loss) per share -
discontinued operations

     Basic                            $        -          $        -        $       -         $       -        $  (0.03)
                                      ==========================================================================================
     Diluted                          $        -          $        -        $       -         $       -        $  (0.03)
                                      ==========================================================================================
Net income (loss) per share

     Basic                            $     0.04          $    (0.04)       $   (0.36)        $   (0.14)       $  (0.23)
                                      ==========================================================================================
     Diluted                          $     0.04          $    (0.04)       $   (0.36)        $   (0.14)       $  (0.23)
                                      ==========================================================================================
Weighted average number of shares
used in computing per share amounts

     Basic                            25,647,763          19,448,718       19,207,246        19,192,611      17,482,583
                                      ==========================================================================================
     Diluted
                                      27,511,228          19,448,718       19,207,246        19,192,611      17,482,583
                                      ==========================================================================================


                                                            October 31,      October 31,      October 31,
                                      October 31, 2004        2003             2002             2001        December 30, 2000
                                     -------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data

Cash and cash equivalents            $  10,186              $  1,178         $   1,556        $    982       $      885

Net current assets from continuing
operations                              28,504                 9,264             6,618           5,950            6,151

Property, plant and equipment, net      16,418                 4,796             5,197           6,389            7,297

Total assets from continuing
operations                              34,736                14,060            11,815          18,058           19,543

Current liabilities                     15,718                 7,959             6,093           5,861            5,631

Long-term debt and capital lease
obligations, net of current portion         70                 1,877             1,280             807              201

Stockholders' equity                    29,134                 4,224             4,442          11,390           13,735


                 SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA
                                 (In thousands)


                                                                                      Diluted           Basic
                                                                                      Earnings         Earnings
                                                                   Net Earnings      (Loss) Per       (Loss) Per
               2004                  Sales        Gross Profit        (Loss)           Share            Share
               ----                 -------       ------------     ------------       ------           ---------
First Quarter                       $ 9,796       $  2,378           $   621          $ 0.03           $    0.02

Second Quarter                       10,624          2,168              (449)          (0.02)              (0.02)

Third Quarter                        11,654          2,434               370            0.01                0.01

Fourth Quarter                       14,303          3,131               532            0.02                0.02
                                    --------------------------------------------------------------------------------
Total                               $46,377       $ 10,111           $ 1,074          $ 0.04           $    0.04
                                    ================================================================================

               2003
               ----
First Quarter                       $ 5,121       $  1,492           $    24          $    -           $       -

Second Quarter                        4,688            931              (628)          (0.03)              (0.03)

Third Quarter                         5,889          1,305              (314)          (0.02)              (0.02)

Fourth Quarter                        7,148          1,518               110            0.01                0.01
                                    --------------------------------------------------------------------------------
Total                               $22,846       $  5,246           $  (808)         $(0.04)          $   (0.04)
                                    ================================================================================

               2002
               ----
First Quarter                       $ 4,611        $ 1,155           $  (299)         $(0.02)          $   (0.02)

Second Quarter                        5,584          1,383              (178)          (0.01)              (0.01)

Third Quarter                         5,316          1,321              (347)          (0.02)              (0.02)

Fourth Quarter                        5,417          1,339            (6,118)          (0.32)              (0.32)
                                    --------------------------------------------------------------------------------
Total                               $20,928        $ 5,198           $(6,942)         $(0.36)          $   (0.36)
                                    ================================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the years ended October 31, 2004, October 31, 2003, and October 31, 2002.

Overview

     We manufacture LCDs and LCD modules and assemblies for major OEMs and EMSs, and offer design and engineering services related to those products. Our target OEM customers operate in the telecommunications, automotive, medical, computing, office equipment, home appliance and consumer electronics industries. Our components and modules are used in various electronic products, in these industries. Developments in our industry over the past years have resulted in lower costs for displays. As a result of the decreased costs and thus prices for LCDs, new display designs and applications are being incorporated into products in new market segments.

     We have been focusing on development of new key customers with high volume, multi-product needs for displays and display modules and have strengthened our core engineering competencies and manufacturing processes, enabling us to maintain our contribution margins, predominantly through higher yields in the manufacturing process. We also began to engage our customers at the design phase and emphasized our engineering design capability and product quality to facilitate product changes and the effective rollout of new products for our customers. More recently, with our expanded base of strong customers, our focus has begun to shift to servicing those customers through continual product changes and development of new products. We believe that our emphasis on engineering and process manufacturing will allow us to continue to maintain high yields that will translate into competitive pricing and maximization of margins.

     This year we have completed the acquisition of a second LCD line. This line, unlike our existing line which produces monochrome displays only, is able to produce both monochrome and color displays. Installation was completed in December 2004 and we expect to be producing samples for prospective customers' evaluation in the very near future. This line and the additional module equipment acquired with it will provide us with enhanced technical and productive capacity with which to service the needs of our targeted customer base.

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

     We are ISO-certified for our module business and existing monochrome line and we emphasize our quality and manufacturing processes, and we are generally pre-qualified through quality inspections by our significant customers. We are in the process of obtaining ISO certification for our new color line. We emphasize incoming quality inspection and in-process inspection to improve yield and reduce warranty claims and product returns. We believe that our quality and manufacturing processes are our core strengths. We do not anticipate any significant change in our practices and consider our investment in our engineering and quality departments as a continuing cost of doing business. We believe our current facilities and resources are adequate to sustain higher sales volume and growth.

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

Revenue Recognition

     We recognize revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements." SAB No. 104 requires that revenue be recognized when all of the following conditions are met:

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

Depreciation

     Depreciation has not been recorded on the new color LCD line purchased in June 2004 or on improvements to the new manufacturing facility as installation was not completed at the year end.

Income Taxes

     Pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes," income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At October 31, 2004, we had approximately $10,351,000 of net operating loss carry forward available for use resulting in approximately $4,192,000 of deferred tax assets. We have provided a valuation allowance of 100% of the $4,192,000 based primarily on our history of losses.

Results of Operations

Comparison of the year ended October 31, 2004 to the year ended October 31, 2003

     Net sales - Net sales for the fiscal year ended October 31, 2004 increased 103% to $46,377,000 from $22,846,000. As we stated last year, our goal was to restructure our sales operation to focus on specific multinational customers in expanded geographic markets. We have achieved this goal adding four such customers representing 98% of our 103% sales growth.

     Cost of sales - Cost of sales increased 1.2% to 78.2% of net sales for the fiscal year ended October 31, 2004 from 77.0% of net sales for the fiscal year ended October 31, 2003. The 1.2% increase was attributable to increased raw material costs (6%) as a percent of sales due primarily to one customer being sold to on a fixed contract price representing (14%) of total revenue; due to unfavorable exchange rates of the Japanese Yen; and increased semi-conductor costs and changes in PRC legislation which reduced the amount of VAT recoverable (1%). These increases were offset by absorption of overhead (5%) and depreciation (2%) over a larger revenue base.

     General and administrative expenses - General and administrative expenses were $5,403,000 for the fiscal year ended October 31, 2004, and $3,637,000 for the fiscal year ended October 31, 2003, an increase of 48.6%. As a percentage of sales, general and administrative expenses were 11.7% and 15.9% for the fiscal years ended October 31, 2004 and 2003, respectively. The increase is primarily attributed to increases in payroll due to the recruitment of the Company's new CEO, expansion of the internal audit department and Sarbanes Oxley compliance; increase in legal and accounting fees; increased credit insurance costs on the Company's accounts receivable; and increased depreciation, bad debt, and exchange loss expense. The Company expects that its costs for Sarbanes Oxley compliance will continue in fiscal 2005 at the current rate. Significant elements of this expense include employee related expenses of $2,792,000, professional fees of $684,000, rent, telephone and utilities of $165,000, insurance of $308,000, local Chinese government fees of $194,000, and depreciation of $130,000.

     Sales, marketing, and customer service - Sales, marketing, and customer service expenses were $2,096,000 for the fiscal year ended October 31, 2004, and $1,655,000 for the fiscal year ended October 31, 2003, an increase of 26.6%. As a percentage of sales, sales, marketing, and customer service expenses were 4.5% and 7.2% for the fiscal years ended October 31, 2004 and 2003, respectively. Increased commission expense at $921,000 ($498,000 for the year ended October 31, 2003) accounts for 96% of the increase in sales, marketing and customer service expenses in fiscal 2004 due to higher volumes of commissionable sales during the year. Significant elements of this expense consist of employee related expenses of $749,000, commission expense of $921,000, travel expense of $135,000 and rent of $81,000.

     Engineering, advanced design and project management expenses - Engineering, advanced design and project management expenses were $625,000 for the fiscal year ended October 31, 2004 and $593,000 for the fiscal year ended October 31, 2003 an increase of 5.4%. As a percentage of sales, engineering, advanced design and project management expenses were 1.3% and 2.6% for the fiscal years ended October 31, 2004 and 2003, respectively. The increase is attributable to costs related to the addition of our equipment development department in the 4th quarter of fiscal 2003 and continuing through fiscal 2004. Significant elements of this expense consist of employee related expenses of $522,000, rent expense of $57,000 and travel expenses of $34,000.

     Interest expense - Interest expense increased to $396,000 for the fiscal year ended October 31, 2004, from $389,000 for the year ended October 31, 2003 an increase of 1.8%. As a percentage of sales interest expense was 1% and 1.7% for the fiscal years ended October 31, 2004 and 2003, respectively. The increase can be attributed to increased borrowings on the Company's accounts receivable line of credit offset by the repayment of the Company's outstanding notes payable at a significantly higher interest rate.

     Other income - Other income for the fiscal year ended October 31, 2004 was $108,000 and $220,000 for the fiscal year ended October 31, 2003. The decrease in other income is primarily as a result of $150,000 of accrued expenses that were reversed in fiscal 2003 related to previous operations, such reversal did not occur in fiscal 2004. The significant component was $85,000 received from a sublet of leased property.

     Litigation settlement - Other expense for the fiscal year ended October 31, 2004 was $625,000. Other expense was a result of settlement of previously disclosed litigation, now concluded.

     Net income - The net income for the year ended October 31, 2004 was $1,074,000. The net loss for the year ended October 31, 2003 was $808,000. The significant reason for the increase in net income was the 103% increase in sales while a considerable portion of costs are fixed or increased at a lower rate than the increase in sales.

Comparison of the year ended October 31, 2003 to the year ended October 31, 2002

     Net sales - Net sales for the fiscal year ended October 31, 2003 increased 9.2% to $22,846,000 from $20,928,000. Our new European customer accounted for the majority of the increase. We have restructured our sales operation to focus on specific multinational customers in expanded geographic markets. Our new European customer was derived as a direct result of our new focus.

     Cost of sales - Cost of sales increased 1.8% to 77.0% of net sales for the fiscal year ended October 31, 2003 from 75.2% of net sales for the fiscal year ended October 31, 2002. 1.5% of the increase can be attributed to increased material costs resulting from a change in product mix related to production for our new European customer, 1.2% of the increase to direct labor costs caused by the use of overtime to meet delivery schedules required in part due to a recruitment ban imposed by the Chinese government during the SARS crisis and 0.8% of the increase to transportation costs, offset by a 1.5% decrease in depreciation charges.

     General and administrative expenses - General and administrative expenses were $3,637,000 for the fiscal year ended October 31, 2003, and $4,036,000 for the fiscal year ended October 31, 2002, a decrease of 9.9%. The decrease is primarily attributed to a decrease in amortization expense related to our goodwill which was written off at the end of fiscal 2002. Significant elements of this expense include employee related expenses of $1,753,000, professional fees of $360,000, rent, telephone and utilities of $183,000, insurance of $222,000, and local Chinese government fees of $197,000.

     Selling, marketing, and customer service - Selling, marketing and customer service expenses were $1,655,000 for the fiscal year ended October 31, 2003 and $1,562,000 for the fiscal year ended October 31, 2002, an increase of 6.0%. These increases can be attributed to the opening of the Ann Arbor, Michigan and Woking, Surrey, United Kingdom sales offices in June and July 2003, respectively. Significant elements of this expense consist of employee related expenses of $659,000, commission expense of $498,000 and rent of $71,000. We believe the increase in sales and marketing expense is consistent with the anticipated revenue growth through new customers; however, we will continue to monitor sales and marketing expenses as a percentage of revenue.

     Engineering, advanced design and project management expenses - Engineering, advanced design and project management expenses were $593,000 for the fiscal year ended October 31, 2003, and $691,000 for the fiscal year ended October 31, 2002, a decrease of 14.2%. The decrease is attributable to lower salary costs realized by replacement of expatriate engineering staff with Chinese based staff. We anticipate increases in engineering related costs associated with design and process engineering services to our clients, as well as our efforts to team engineers with our sales and marketing efforts to service our new and existing client base.

     Impairment of goodwill - In October 2001, we merged into our predecessor and were the surviving corporation. In accordance with the provisions of SFAS No. 121, we were required to periodically review the operating environment and our performance to determine if there are any grounds for reviewing the carrying value of goodwill and whether impairment may exist.

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

     Impairment of machinery - Pursuant to the provisions of SFAS No. 121, a review of the carrying value of long-lived assets in the fourth quarter of fiscal 2002 concluded that we could not be certain to recommence the use of certain equipment that was decommissioned when it became more economical to outsource rather than manufacture in house, nor did we foresee significant proceeds from the sale of such equipment. Therefore, an impairment charge of $270,000 was recorded in fiscal 2002. Reviews in the fiscal 2003 did not reveal the need for further reductions in the carrying value of fixed assets, thus there was no fixed asset impairment charge recorded in the fiscal year ended October 31, 2003, pursuant to SFAS No. 144, which superseded SFAS No. 121.

     Interest expense - Interest expense decreased to $389,000 for the fiscal year ended October 31, 2003, from $464,000 for the year ended October 31, 2002 a decrease of 16.2%. Although there was an increase in debt in fiscal 2003 over 2002, the overall decrease in interest expense is primarily due to a reduction in the average outstanding debt during the year as new debt was added in the fourth quarter of 2003.

     Other income - Other income for the fiscal year ended October 31, 2003 was $220,000. The significant components included a write-back of $150,000 of accrued expenses related to previous operations and $63,000 received from a sublet of leased property. Other income for the fiscal year ended October 31, 2002 was $170,000.

     Net loss - The net loss for the year was $808,000. This was a 41.7% decrease compared to the net loss from the fiscal period ended October 31, 2002 of $1,385,000 before the write off of goodwill of $5,287,000 and the impairment of machinery of $270,000. The net loss for the year ended October 31, 2002 was $6,942,000, including impairment charges for the write off of all goodwill at the year end and the charge for the impairment of machinery. The 9.2% increase in sales and the 6.4% decrease in operating expenses were significant contributors to the reduction in the net loss.

Liquidity and Capital Resources

     The Company and its subsidiaries generated income from continuing operations of $1,074,000 during the period ended October 31, 2004 and net losses from continuing operations of $808,000 and $6,942,000 ($953,000 before charges for amortization and write-off of goodwill of $5,719,000 and equipment impairment charges of $270,000) during the periods ended October 31, 2003 and 2002, respectively. The Company and its subsidiaries also have an accumulated deficit of $36,579,000 as of October 31, 2004, of which $23,833,000 is from discontinued operations and $12,746,000 is from continuing operations.

     The Company required capital to repay certain existing fixed obligations, to provide for additional working capital and to invest in capital equipment to grow in accordance with its business plan. To this end the Company completed the following transactions in the fiscal year ended October 31, 2004:

o A $5,000,000 private placement, on December 23, 2003, through the sale of 3,333,335 shares of the Company's common stock at $1.50 a share. Proceeds, net of expenses of $426,000 were $4,574,002. The placement agent received a five-year warrant to purchase 166,666 shares at $1.75 a share.

o A new $5,000,000 asset-based credit line with Wells Fargo Business Credit, Inc. The new line replaced an existing domestic only receivable line and creates up to $3,000,000 in additional working capital with more favorable terms.

o A $20,250,000 private placement through the sale of 4,500,000 shares of the Company's common stock at $4.50 a share. Proceeds, net of expenses of $1,770,000, were $18,480,000.

     Management believes that these transactions, the asset based lines of credit, and cash flows from operations will provide the Company sufficient working capital to fund operations for the foreseeable future.

     In addition the Company made an early repayment of notes due on December 31, 2004, bearing an interest rate of 12%, in the amount of $1,524,000. There was no prepayment penalty for the early payment and the Company saved on interest expense.

     At October 31, 2004, the Company had debt falling due in fiscal 2005 of $496,000 and a further amount of $70,000 due in fiscal 2006.

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

                          Risks Related to Our Business

We have just purchased a Color LCD line.

     In June 2004, we contracted for the purchase of a used color LCD line on an "as is, where is" basis. The line has now been installed in new factory premises on property in close proximity to our existing campus on which we have executed a rental agreement for a period of ten years with an option to extend for an additional ten years at the current rent. We have only just begun test operation of the line and do not yet have reliable information on the yield or throughput capacity achievable in mass production, although we do have statistical information available from the seller. We have not as yet produced samples that have been accepted by customers; however, we have received prototyping orders from existing customers. We have also determined that this line can produce monochrome displays and have identified monochrome projects to be run on this line. If our color yields are not as expected, the resulting lower margins would adversely affect operating results in future periods.

Adverse trends in the electronics industry may adversely affect our operating results.

     Our business depends on the electronics industry which is subject to rapid technological change, short product life cycles and margin pressures. In addition, the electronics industry has been cyclical and subject to significant downturns characterized by diminished product demand, production over-capacity, and accelerated erosion of average selling prices. Economic conditions affecting the electronics industry in general or our major customers may adversely affect our operating results. If our customers' products fail to gain widespread commercial acceptance, become obsolete, or otherwise suffer from low sales volume, our business and operating results would be negatively impacted.

A few customers and applications account for a significant portion of our sales.

     In fiscal 2004, five customers contributed 62% of total sales revenue, including one customer which contributed 16% of our revenue. This compares with fiscal 2003 when five customers contributed 48% of our total sales revenue and one customer contributed 29% of our revenue. Under present conditions, the loss of any one of these customers could have a material effect on our performance, liquidity and prospects. To reduce this risk, we continue to emphasize custom devices for which customer relationships are generally longer term with lower probability of cancellation.

We do not have long-term purchase commitments from our customers and may have to rely on customer forecasts.

     Custom manufacturers for OEMs and EMSs must provide increasingly rapid product turnaround and respond to increasingly shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce or delay orders. Cancellations, reductions or delays by a significant customer or by a group of customers would result in reduced revenue, and could result in excess and obsolete inventory and/or unabsorbed manufacturing capacity, which would adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. Although we have increased our manufacturing capacity, we may lack sufficient capacity at a given time to meet our customers' demands if they exceed anticipated levels. We strive for rapid response to customer demand, which can lead to reduced labor efficiency, purchasing efficiency and increased material costs.

     Our customers generally do not provide us with firm, long-term volume purchase commitments. In addition, the worldwide product demand have led to radically shortened lead times on purchase orders as rapid product cycles became the norm. Although we sometimes enter into manufacturing contracts with our customers, these contracts clarify order lead times, inventory risk allocation and similar matters rather than provide firm, long-term commitments. As a result, customers can generally cancel purchase commitments or reduce or delay orders at any time. The large percentage of our sales to customers in the electronics industry; which is subject to severe competitive pressures, rapid technological change and product obsolescence, increases our inventory and overhead risks.

     In addition, we make significant and material decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs, and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately the future requirements of those customers. Because many of our costs and operating expenses are fixed, a reduction in customer demand can harm our gross margins and operating results. In order to transact business, we assess the integrity and creditworthiness of our customer and may; based on this assessment, agree to amortize design, development and set up costs over time and enter into purchase commitments with suppliers. Such assessments are not always accurate and expose us to potential costs, including the write off of costs incurred and inventory obsolescence. We may also occasionally place orders with suppliers based on a customer's forecast or in anticipation of an order. Additionally, from time to time, we may purchase quantities greater than customer orders to secure more favorable pricing, delivery or credit terms. These purchases can expose us to losses from cancellation penalties, inventory carrying costs or inventory obsolescence.

Failure to optimize our manufacturing potential and cost structure could materially and adversely affect our business and operating results.

     We strive to fully utilize the manufacturing capacity of our facilities but may not do so on a consistent basis, particularly as we have committed to a ten-year lease of new facilities and completed the purchase of a second LCD line primarily for the production of color displays. Our factory utilization will be dependent on our success in acquiring new business for the expanded capacity, predicting volatility, timing volume sales to our customers, balancing our productive resources with product mix, and planning manufacturing services for new or other products that we intend to produce. Demand for contract manufacturing of these products may not be as high as we expect, and we may fail to realize the expected benefit from our investment in our manufacturing facilities. Our profitability and operating results are also dependent upon a variety of other factors, including: utilization rates of our manufacturing lines, downtime due to product changeover, impurities in raw materials causing shutdowns, maintenance of contaminant-free operations and availability of power, water and labor resources.

     Moreover, our cost structure is subject to fluctuations from inflationary pressures in China and other geographic regions where we conduct business. China is currently experiencing dramatic growth in its economy. This growth may lead to continued pressure on wages and salaries that may exceed increases in productivity. In addition, these may not be compensated for and may be exacerbated by currency movements. We are also exposed to movement in commodity prices, particularly the cost of electrical power for our manufacturing facilities.

We face intense competition, and many of our competitors have substantially greater resources than we do.

     We operate in a competitive environment that is characterized by price deflation and technological change. We compete with major international and domestic companies. Our major competitors include BYD, Data Image, Data Vision, Hantronics, Ocular, Optrex, Tian Ma, Truly Semiconductors, Limited, Varitronix, Ltd., Wintek Corporation, and other similar companies primarily located in Japan, Taiwan, Korea, Hong Kong and China. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. Many competitors have production lines that allow them to produce more sophisticated and complex devices than we do and to offer a broader range of display devices to our target customers. Other emerging companies or companies in related industries may also increase their participation in the display and display module markets, which would intensify competition in our markets.

We depend on the market acceptance of the products of our customers.

     Currently, we do not sell products to end users. Instead, we design and manufacture various display product solutions that our customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers' products. Any significant slowdown in the demand for their products would adversely affect our business. Therefore, we must identify industries that have significant growth potential and establish strong, long-term relationships with OEMs and EMSs in those industries. Our failure to identify potential growth opportunities or establish these relationships would adversely affect our business.

We extend credit to our customers and may not be able to collect all receivables due to us.

     We extend credit to our customers based on assessments of their financial circumstances, generally without requiring collateral. Our overseas customers may be subject to economic cycles and conditions different from those of our U.S. customers. We may also be unable to obtain satisfactory credit information or adequately secure our credit risk for some of these overseas customers. The extension of credit presents an exposure to risk of uncollected receivables. Additionally, the collectable amounts may not realize the amounts anticipated in U.S. dollar terms when denominated in a foreign currency. While the Company maintains credit insurance on all of its accounts receivable, collection difficulties could result in the insurance not being renewed which may have an affect on our liquidity as we borrow under an asset based credit line, under which uncollected receivables are a major asset and our collection record a key indicator of performance to our lender. In the fiscal year ended October 31, 2004, the Company recorded expenses of $82,000 related to the extension of credit.

We may need to produce higher-end products to remain competitive.

     Our future success may be partly dependent upon our ability to effectively offer higher-end products that we do not currently supply, including thin film transistor, ("TFT"), and organic liquid emissive displays, ("OLED"), as we believe the high volume markets are moving in these directions. If we fail to offer more complex higher-end products that are desired by the marketplace, our competitive position could decline.

The growth of our business depends on our ability to finance new products and services.

     We operate in a rapidly changing industry. Technological advances, the introduction of new products and new design and manufacturing techniques could adversely affect our business unless we are able to adapt to the changing conditions. To remain competitive, we must continue to incur significant costs in product development, equipment, facilities and invest in working capital. These costs may increase, resulting in greater fixed costs and operating expenses. As a result, we could be required to expend substantial funds for and commit significant resources to the following:

    o research and development activities on existing and potential product solutions;

    o    additional engineering and other technical personnel;

    o    advanced design, production and test equipment;

    o    manufacturing services that meet changing customer needs;

    o    technological changes in manufacturing processes; and

    o    manufacturing capacity.

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

     We sell our products and services to OEMs and EMSs who on sell to OEMs, who then incorporate them into the products they sell. They make the determination during their product development programs whether to incorporate our products and services or pursue other alternatives. This requires us to make significant investments of time and resources well before our customers introduce their products and before we can be sure that our efforts will generate any significant sales or that we will even recover our initial investment of time and resources.

     During a customer's entire product development process, we face the risk that our products will fail to meet technical, performance or cost requirements or that they could be replaced by competing products. Even if we complete our design or production processes in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events could adversely affect our operating results. The lengthy development period also means that it is difficult to immediately replace unexpected losses of existing or expected business.

We are subject to lengthy sales cycles.

     Our focus on developing a customer base that requires custom displays and devices means that it may take longer to develop strong customer relationships or partnerships. Moreover, factors specific to certain industries also have an impact on our sales cycles. In particular, those customers who operate in or supply to the medical and automotive industries require longer sales cycles as qualification processes are longer and more rigorous, often requiring extensive field audits. These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue, if at all.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and customer claims.

     We manufacture products to our customers' requirements, which can be highly complex and may at times contain design or manufacturing errors or failures. Any defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in returns, claims, delayed shipments to customers or reduced or cancelled customer orders. If these defects occur, we will incur additional costs and if in large quantity or too frequent, we may sustain loss of business, loss of reputation and may incur liability.

We could become involved in intellectual property disputes.

     We do not have any patents, licenses or trademarks material to our business. Instead, we rely on trade secrets, industry expertise and our customers' sharing of intellectual property with us. We do not knowingly infringe patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of money to defend a claim, develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even without merit, could result in substantial costs and diversion of our resources and could materially and adversely affect our business and operating results.

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

     We operate in an industry characterized by frequent and rapid technological advances, the introduction of new products and new design and manufacturing technologies. As a result, we may be required to expend funds and to commit resources to research and development activities, possibly requiring additional engineering and other technical personnel; purchasing new design, production, and test equipment; and continually enhancing design and manufacturing processes and techniques. We may invest in equipment employing new production techniques for existing products and new equipment in support of new technologies that fail to generate adequate returns on the investment due to insufficient productivity, functionality or market acceptance of the products for which the equipment may be used. We could therefore incur significant sums in design and manufacturing services for new product solutions that do not result in sufficient revenue, which would adversely affect our future operating results. Furthermore, customers may change or delay product introductions or terminate existing products without notice for any number of reasons unrelated to us, including lack of market acceptance for a product. Our future operating results will depend significantly on our ability to provide timely design and manufacturing services for new products that compete favorably with design and manufacturing capabilities of OEMs and third-party suppliers.

Our component and materials suppliers may fail to meet our needs.

     We do  not  have  long-term  supply  contracts  with  the  majority  of our suppliers or for specific components. This generally serves to reduce our commitment risk but does expose us to supply risk and to price increases that we may not be able to pass on to our customers. In our industry, at times, there are shortages of some of the materials and components that we use. In some cases, supply shortages and delays in delivery have resulted in curtailed production or delays in production, which contribute to an increase in inventory levels and loss of profit. We expect that shortages and delays in deliveries of some components will continue to occur from time to time. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing delays, which could harm our relationships with current or prospective customers and reduce our sales. We also depend on a small number of suppliers for certain supplies that we use in our business. If we are unable to continue to purchase components from these limited source suppliers or identify alternative suppliers, our business and operating results would be materially and adversely affected. We may also not be able to obtain as competitive pricing for some of our supplies as our competitors. Moreover, some suppliers, for example, those who sell integrated circuits, could be preferential in their sales to our competitors, who may have greater buying power or leverage in negotiations.

We are exposed to the limit on the availability and price of electricity.

     The primary energy supply to our operations is electricity from the local power company. There is not an extensive and resilient connection to a national or regional power grid. Thus, we may be exposed to power outages and shut downs which our standby generators would only partially mitigate. Fluctuations in world oil prices and supply could also work to affect our supply and cost of electricity.

We are exposed to the limit on the availability of water.

     We depend on a continuous supply of water in our manufacturing processes. To date when we have experienced shortages, we have been able to obtain supplementary supplies from alternative local sources. We cannot be certain that such an arrangement will always be available and that no interruption to production will result.

Future outbreaks of severe acute respiratory syndrome or other communicable diseases may have a negative impact on our business and operating results.

     In 2003, several economies in Asia, including Hong Kong and southern China, where our operations are located, were affected by the outbreak of severe acute respiratory syndrome, or SARS. If there is a recurrence of an outbreak of SARS, or similar infectious or contagious diseases such as avian flu, it could adversely affect our business and operating results. For example, a future SARS outbreak could result in quarantines or closures to some of our factories, and our operations could be seriously disrupted as the majority of our work force is housed in two dormitories. In addition, an outbreak could negatively affect the willingness of our customers and suppliers to visit our facilities.

Our results could be harmed if compliance with new environmental regulations becomes too burdensome.

     Our manufacturing processes result in the creation of small amounts of hazardous and/or toxic wastes, including various gases, epoxies, inks, solvents and other organic wastes. We are subject to Chinese governmental regulations related to the use, storage and disposal of such hazardous wastes. We also have our own standby electrical power generation plant that operates on diesel fuel. The amounts of our hazardous waste are expected to increase in the future as our manufacturing operations increase, and therefore, our cost of compliance is likely to increase. In addition, sewage produced by dormitory facilities which house our labor force is coming under greater environmental legislation. Although we believe we are operating in compliance with applicable environmental laws, there is no assurance that we will be in compliance consistently as such laws and regulations or their interpretation and implementation change. Failure to comply with environmental regulation could result in the imposition of fines, suspension or halting of production or closure of manufacturing operations.

From time-to-time, we may seek additional equity or debt financing and may not be able to secure this financing at acceptable terms.

     From time-to-time, we may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand our design and production facilities and equipment and/or working capital, as well as to repay loans if our cash flow from operations is insufficient. We cannot predict with certainty the timing or amount of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired, and our operating results may suffer.

We must effectively manage our growth.

     Failure to manage our growth effectively could adversely affect our operations. We have increased the number of our manufacturing locations from one to two and are increasing the number of our manufacturing and design programs and plan to expand further the number and diversity of our programs in the future and may further increase the number of locations from which we manufacture and sell. Our ability to manage our planned growth effectively will require us to:

    o    enhance our operational, financial and management systems;

    o    expand our facilities and equipment; and

    o successfully hire, train and motivate additional employees, including the technical personnel necessary to operate our production facilities.

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

     Our continued operations are dependent upon our ability to identify, recruit and retain adequate management and production personnel in China. We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of our current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by Shenzhen and our operations. With the growth currently being experienced in China and competing opportunities for our personnel, there can be no guarantee that a favorable employment climate will continue and that wage rates in Shenzhen or China as a whole will continue to be internationally competitive.

We are at risk of double taxation due to transfer pricing.

     None of the asset based finance or factoring lines we have established will accept receivables from our Chinese subsidiaries as collateral for advances; we therefore invoice our non-Chinese customers through our companies in Hong Kong and the U.S. As a result, we have intercompany invoicing whereby our Chinese subsidiaries invoice the Hong Kong and U.S. entities who then invoice our customers for sales rendered. As required by the tax authorities in each jurisdiction, we seek to apply arm's length pricing to this process. Should a tax authority in any jurisdiction consider the pricing not to be arm's length, it may deem the prices charged to be different from those we have applied. If this decision were to be applied unilaterally, it could lead to an increase in our overall tax expenses. In addition, we may have to expend resources in defending our positions, irrespective of the outcome determined.

We are installing a new ERP system and are required to comply with the provisions of the Sarbanes Oxley Act of 2002.

     We are working diligently toward evaluating and documenting our internal control systems in order to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we are in the process of converting our accounting and record-keeping software to a new software system. We cannot assure the implementation of the new system will be completed on a timely basis. In addition, we may experience difficulties in the transition to the new software that could affect our internal control systems, processes and procedures. Should we have to defer part of the implementation, reliance on our current system for the purpose of complying with Sarbanes-Oxley
Section 404 will require significant effort in a compressed timeframe, as well as result in our incurring costs to comply with Sarbanes-Oxley Section 404 that will duplicate compliance costs that will be associated with the implementation of our new system. There can be no assurances that the evaluation required by Sarbanes-Oxley Section 404 will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting.

We are at risk for potential product liability claims not covered by insurance from our discontinued snowboard business.

     We were acquired by Morrow Snowboards, Inc., which previously designed, manufactured and distributed snowboards and apparel. Those operations were discontinued in 1999, but the snowboards previously manufactured and distributed may still be in use. To the extent there is an accident involving the use of those old snowboards, we could be named in a civil action alleging liability.
Although we do not think there are defects in the boards previously manufactured, it is not uncommon for an injured snowboarder to name the manufacturer when the injuries are serious. We are currently not insured against any such claims and although we do not believe such actions are likely given the length of time that has lapsed since we last manufactured snowboards, there are no assurances that such actions will not result in the future. To the extent an action is brought and successfully prosecuted to a judgment, the claim could have a material affect on our financial performance.

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

     We are incorporated in the U.S. and have subsidiaries in The People's Republic of China, Hong Kong, and the British Virgin Islands. Because we manufacture all of our products in The People's Republic of China, substantially all of the net book value of our total fixed assets and a major portion of our inventory is located there. However, we sell our products to customers worldwide with concentrations in Hong Kong, North America, Europe, Japan, China and Southeast Asia and may thus have receivables in and goods in transit to those locations. Protectionist trade legislation in the U.S. or foreign countries, such as a change in export or import legislation, tariff or duty structures, or other trade policies, could adversely affect our ability to sell products in these markets, or even to purchase raw materials or equipment from foreign suppliers. Moreover, we are subject to a variety of U.S. laws and regulations, changes to which may affect our ability to transact business with customers or in certain product categories.

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

     We transact business in a variety of currencies including Hong Kong dollars, Japanese Yen, Singapore dollars, U.S. dollars and the Chinese Yuan Renminbi, or RMB. Increased sales to Europe may result in receivables by us in other currencies, such as the Euro. Although we transact business predominantly in U.S. and Hong Kong dollars, we collect a portion of our revenue and incur approximately 30% of our operating expenses, such as payroll, land rent, electrical power and other costs associated with running our facilities in China, in RMB. Adverse movements between the selling currency and the RMB would have a material impact on our profitability. Changes in exchange rates would affect the value of deposits of currencies we hold. The RMB has been broadly stable against U.S. dollar in the past three years, but is not fully convertible and fully traded. It is not currently possible to hedge against movement in the RMB exchange rate through conventional means; we are thus not hedged and remain exposed to movement in the exchange rate. The exchange rate of the Hong Kong dollar has been pegged to the U.S. dollar and has not in the past presented a currency exchange risk, though this could change in the future. We also do not currently hedge against exposure to other currencies. We cannot predict with certainty future exchange rates and thus their impact on our operating results.

     We also had long term debt, denominated in RMB, repayable in equal installments over three years, of RMB 10 million (U.S. $1.2 million at current exchange rates). As of October 31, 2004, one installment of RMB 3.3 million was outstanding and is due for repayment in June 2005. An increase in the value of the RMB against the U.S. dollar would result in a translation loss in U.S. dollar terms that would be realized as U.S. dollars from sales revenues are utilized to meet the repayment obligation.

Changes to Chinese tax laws and heightened efforts by the Chinese tax authorities to increase revenues could subject us to greater taxes.

     Under applicable Chinese law, we have been afforded a number of profits tax concessions by, and tax refunds from, Chinese tax authorities on a substantial portion of our operations in China. However, the Chinese tax system is subject to substantial uncertainties with respect to interpretation and enforcement. The Chinese government has attempted to augment its revenues through heightened tax collection efforts. Continued efforts by the Chinese government to increase tax revenues could result in revisions to or changes to tax laws or their interpretation, which could increase our future tax liabilities or deny us expected concessions or refunds.

                           Risks Related to Our Shares

The  concentration  of share ownership by our officers and directors allows them
to  control  or  substantially   influence  the  outcome  of  matters  requiring
shareholder approval.

     As of October 31, 2004, our officers and directors as a group beneficially owned approximately 16.3% of our common shares. As a result, acting together, they may be able to control or substantially influence the outcome of matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

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

     The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since October 1983 at approximately HK$7.80 to US$1.00 through the currency issuing banks in Hong Kong and accordingly has not in the past presented a currency exchange risk. This could change in the future as there has been discussion in some circles concerning the advantages of the floating rate.

     Effective January 1, 1994, China adopted a floating currency system whereby the official exchange rate equaled the market rate. Since the market and official RMB rates were unified, the value of the RMB against the U.S. dollar has been stable. There is currently pressure being exerted by the U.S. and others for the RMB to be permitted to float more freely but it is unclear whether this would lead to an upward movement in the exchange rate between the RMB and the U.S. dollar. It is not currently possible to hedge against movement in the RMB exchange rate through conventional means. We are thus not hedged and remain exposed to movement in the exchange rate. We incur approximately 30% of our expenses in RMB and have negligible RMB revenue; an increase in the value of the RMB would thus have an adverse affect on our operating margins and minimal effect on our monetary assets denominated in RMB as cash holdings broadly equate to the remaining installment of RMB 3.3 million (US$ 403,000 at current rates) due on a three mortgage repayable in June 2005.

     We also incur liabilities in Japanese Yen from the purchase of raw materials. We do not currently hedge against this exposure and are thus exposed to exchange rate movement at present.

Interest Rate Risk

     Our principal exposure to interest rate changes is on the asset based lending line which is based on prime rates in the U.S.

Inflation Risk

     Although inflation has remained low in recent years in the markets in which we currently sell and expect to do so for the foreseeable future, the general inflation rate in China is higher with wage inflation expected to run between five and ten percent annually. Such inflation represents a risk to our profitability if sustained and not compensated for by a movement in exchange rates or productivity improvements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Financial Statements

   Consolidated Balance Sheets as of October 31, 2004 and 2003              F-3

   Consolidated Statements of Operations for the year ended October
     31, 2004, the year ended October 31, 2003 and the year ended
     October 31, 2002                                                       F-4

   Consolidated Statements of Stockholders' Equity for the year ended October 31, 2004, the year ended October 31, 2003 and the
     year ended October 31, 2002                                            F-5

   Consolidated Statements of Cash Flows for the year ended October
     31, 2004, the year ended October 31, 2003 and the year ended
     October 31, 2002                                                       F-6

   Notes to Consolidated Financial Statements                               F-7

Supplementary Information                                                   F-30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders of
International DisplayWorks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of International DisplayWorks, Inc. and subsidiaries (the "Company"), as of October 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows, for each of the three years in the period ended October 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International DisplayWorks, Inc. and subsidiaries as of October 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we have audited Schedule II - Valuation and Qualifying Accounts, for each of the three years in the period ended October 31, 2004. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.


/S/ GRANT THORNTON

Hong Kong
December 8, 2004

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                                 --------------------    ------------------
                                         ASSETS                                      October 31,            October 31,
                                         ------                                         2004                   2003
                                                                                 --------------------    ------------------
Current assets:
      Cash and cash equivalents
         Cash in banks                                                            $           8,187       $        1,178
         Cash in commercial paper                                                             1,999                    -
                                                                                 --------------------    ------------------
         Total cash and cash equivalents                                                     10,186                1,178
      Accounts receivable,
          net of allowance for doubtful accounts of $101 and $40                             11,378                4,260
      Inventories                                                                             5,780                2,465
      Prepaid expense and other current assets                                                1,160                1,361
                                                                                 --------------------    ------------------
         Total current assets                                                                28,504                9,264
                                                                                 --------------------    ------------------

Property and equipment at cost, net                                                          16,418                4,796
                                                                                 --------------------    ------------------
         Total assets                                                             $          44,922        $      14,060
                                                                                 ====================    ==================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                            $           7,236       $        4,770
      Accrued liabilities                                                                     3,588                1,636
      Line of credit                                                                          4,398                1,051
      Current portion of long term debt - related parties                                         -                   50
      Current portion of long term debt                                                         496                  452
                                                                                 --------------------    ------------------
         Total current liabilities                                                           15,718                7,959

Long-term debt, net of current portion - related parties                                          -                  524

Long-term debt, net of current portion                                                           70                1,353
                                                                                 --------------------    ------------------
         Total liabilities                                                                   15,788                9,836
                                                                                 --------------------    ------------------

Commitments and contingencies

Shareholders' equity
      Preferred stock, par $0.001, 10,000,000 shares authorized, no shares issued or outstanding
      Common stock, par $0.001, 40,000,000 shares authorized
         30,573,383 and 20,984,913  shares issued and outstanding
         at October 31, 2004 and October 31, 2003 respectively                               65,642               41,806
      Accumulated deficit                                                                   (36,579)             (37,653)
      Cumulative translation adjustment                                                          71                   71
                                                                                 --------------------    ------------------
         Total shareholders' equity                                                          29,134                4,224
                                                                                 --------------------    ------------------
         Total liabilities and shareholders' equity                               $          44,922        $      14,060
                                                                                 ====================    ==================

   The accompanying notes are an integral part of these financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, Except Share and per share data)


                                                     ---------------------------------------------------------
                                                                           For the Years Ended
                                                     ---------------------------------------------------------
                                                      October 31,         October 31,        October 31,
                                                         2004                2003               2002
                                                     ---------------------------------------------------------

Net sales                                            $     46,377         $     22,846       $     20,928

Cost of goods sold                                         36,266               17,600             15,730
                                                     ----------------     ---------------    -----------------
     Gross profit                                          10,111                5,246              5,198
                                                     ----------------     ---------------    -----------------

Operating expenses:
     General and administrative                             5,403                3,637              4,036
     Sales, marketing and customer service                  2,096                1,655              1,562
     Engineering, advanced design and
        product management                                    625                  593                691
     Impairment of machinery                                    -                    -                270
     Impairment of goodwill                                     -                    -              5,287
                                                     ----------------     ---------------    -----------------
        Total operating expenses                            8,124                5,885             11,846
                                                     ----------------     ---------------    -----------------

Income (loss) from operations                               1,987                 (639)            (6,648)
                                                     ----------------     ---------------    -----------------

Other income (expense):
     Interest expense                                       (396)                 (389)              (464)
     Other income                                            108                   220                170
     Litigation settlement                                  (625)                    -                  -
                                                     ----------------     ---------------    -----------------
        Total other expense                                 (913)                 (169)              (294)
                                                     ----------------     ---------------    -----------------

Income (loss) before income taxes                          1,074                  (808)            (6,942)

     Provision for income taxes                                -                     -                  -
                                                     ----------------     ---------------    -----------------

Net income (loss)                                    $     1,074          $       (808)      $     (6,942)
                                                     ================     ===============    =================

Net income (loss) per common share:
     Net income (loss) - basic                       $      0.04          $      (0.04)      $      (0.36)
                                                     ================     ===============    =================
     Net income (loss) - diluted                     $      0.04          $       (0.04)     $      (0.36)
                                                     ================     ===============    =================

Weighted average number of shares used in
  computing share amounts:
     Basic                                            25,647,763             19,448,718        19,207,246
                                                     ================     ===============    =================

     Diluted                                          27,511,228             19,448,718        19,207,246
                                                     ================     ===============    =================

   The accompanying notes are an integral part of these financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (In Thousands, Except Share and Per Share Data)

      For the Year Ended October 31, 2004, the Year Ended October 31, 2003
                      and the Year Ended October 31, 2002



                                                    Common Stock                                     Cumulative
                                         -----------------------------------      Accumulated        Translation
                                             Shares              Amount             Deficit           Adjustment         Total
                                         -------------------------------------------------------------------------------------------

                                         ------------------                 --------------------------------------------------------
 Balance, November 1, 2001                 19,321,246          $ 41,205           $ (29,903)           $   88           $  11,390
---------------------------              -------------------------------------------------------------------------------------------

     Comprehensive loss

        Net loss                                                                     (6,942)                               (6,942)

        Translation adjustment                                                                            (17)                (17)
                                                                                                                        ------------
     Total comprehensive loss                                                                                              (6,959)

     Common stock options exercised          (104,000)                7                                                         7

     Warrants issued                                                  4                                                         4

                                         ----------------    ---------------    ----------------------------------------------------

Balance, October 31, 2002                  19,217,246          $ 41,216           $ (36,845)           $   71           $   4,442
-------------------------                -------------------------------------------------------------------------------------------

     Comprehensive loss

        Net loss                                                                       (808)                                 (808)

        Translation adjustment                                                                              -                   -
                                                                                                                        ------------
     Total comprehensive loss                                                                                                (808)

     Common stock options exercised

     Warrants issued                                -                74                                                        74

     Stock issued                           1,767,667               516                                                       516
                                         -------------------------------------------------------------------------------------------
Balance, October 31, 2003                  20,984,913          $ 41,806           $ (37,653)           $   71           $   4,224
                                         ===========================================================================================

     Comprehensive income

        Net income                                                                    1,074                                 1,074

        Translation adjustment                                                                              -                   -
                                                                                                                        ------------
     Total comprehensive loss                                                                                               1,074

     Common stock options exercised           635,375               302                                                       302

     Common stock warrants exercised        1,051,760               608                                                       608

     Warrants issued                                                 85                                                        85

     Stock issued                           7,901,335            22,841                                                    22,841
                                         -------------------------------------------------------------------------------------------
Balance October 31, 2004                   30,573,383          $ 65,642           $ (36,579)           $   71           $  29,134
------------------------                 ===========================================================================================


The accompanying footnotes are an integral part of these financial statements.

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                 ---------------------------------------------
                                                                                             For the Years Ended
                                                                                 October 31,    October 31,    October 31,
                                                                                    2004           2003           2002
                                                                                 ---------------------------------------------
Cash flows from operating activities:
                                                                                 $  1,074       $   (808)      $   (6,942)
     Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
            Depreciation                                                              910            811            1,096
            Impairment of goodwill                                                      -              -            5,287
            Amortization of goodwill                                                    -              -              432
            Stock issued for services                                                  58             16                -
            Warrants issued for extension of debt terms                                 -             29                -
            Impairment of machinery                                                     -              -              270
            Loss on disposal of fixed assets                                            9             58                9
            Loss (income) on foreign currency translation                               -              -              (17)
                                                                                 ---------------------------------------------
                                                                                    2,051            106              135
            Changes in operating assets and liabilities, net of business combinations:
                     (Increase) decrease in accounts receivable                    (7,118)        (1,196)             167
                     (Increase) in inventories                                     (3,315)        (1,005)            (138)
                     Increase (Decrease) in prepaid expenses and other current
                     assets                                                           201           (823)            (123)
                     Increase in accounts payable                                   2,466          1,700            1,120
                     Increase in accrued liabilities                                1,952            271              107
                                                                                 ---------------------------------------------
                                   Net cash provided by (used in)
                                                 operating activities              (3,763)          (947)           1,268
Cash flows from investing activities:
     Acquisitions of property, plant and equipment                                (12,541)          (491)            (183)
     Proceeds from disposal of property, plant & equipment                              -             23                -
                                                                                 ---------------------------------------------
                                   Net cash used in investing activities          (12,541)          (468)            (183)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                        23,693            500                7
     Issuance of warrants                                                              85             45                4
     Proceeds (payment) from lines of credit, net                                   3,347             46             (447)
     Proceeds on debt - related parties                                                 -            100                -
     Proceeds from debt                                                                 -            848                -
     Payment on debt - related parties                                               (574)          (100)             (75)
     Payment on debt                                                               (1,239)          (402)               -
                                                                                 ---------------------------------------------

         Net cash provided by (used in) financing activities                       25,312          1,037             (511)
Increase (decrease) in cash and cash equivalents                                    9,008           (378)             574
Cash and cash equivalents at beginning of period                                    1,178          1,556              982
                                                                                 ---------------------------------------------
Cash and cash equivalents at end of period                                       $ 10,186       $  1,178       $    1,556
                                                                                 =============================================
Supplemental disclosure:
      Cash paid for interest                                                     $    396       $    389       $      464
                                                                                 =============================================

      Cash paid for income taxes                                                 $      -       $      -       $        -
                                                                                 =============================================
Non-cash financing activities:

     Stock issued for services                                                   $     58       $     16       $        -
                                                                                 =============================================
     Warrants issued for extension of debt terms                                 $      -       $     29       $        -
                                                                                 =============================================

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

2.        LIQUIDITY

          The Company and its subsidiaries generated income from continuing operations of $1,074,000 during the period ended October 31, 2004 and net losses from continuing operations of $808,000, and $6,942,000 ($953,000 before charges for amortization and write-off of goodwill of $5,719,000 and equipment impairment charges of $270,000) during the periods ended October 31, 2003 and 2002, respectively. The Company and its subsidiaries also have an accumulated deficit of $36,579,000, of which $23,833,000 is from discontinued operations and $12,746,000 is from continuing operations.

          The Company requires capital to repay certain existing fixed obligations, and to provide for additional working capital and investment in capital equipment if it is to grow in accordance with its business plan. To this end the Company has completed the following transactions:

          o A $5,000,000 private placement, on December 23, 2003, through the sale of 3,333,335 shares of the Company's common stock at $1.50 a share. Proceeds, net of expenses of $426,000 were $4,574,002. The placement agent received a five-year warrant to purchase 166,666 shares at $1.75 a share.

          o A new $5,000,000 asset based credit line with Wells Fargo Business Credit, Inc. The new line replaced an existing domestic only receivable line and creates up to $3,000,000 in additional working capital with more favorable terms

          o A $20,250,000 private placement through the sale of 4,500,000 shares of the Company's common stock at $4.50 a share. Proceeds, net of expenses of $1,770,000 were a $18,480,000.

     Management believes that these transactions, the asset based lines of credit, and cash flows from operations will provide the Company sufficient working capital to fund operations for the foreseeable future.

     In addition the Company made an early repayment of notes due on December 31, 2004, bearing an interest rate of 12%, in the amount of $1,524,000. There was no prepayment penalty for the early payment but an interest saving.

     On October 31, 2004 the company had debt falling due in 2005 of $496,000 and a further amount due of $70,000 all of which was repayable in 2006.

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Principles of Consolidation
               ---------------------------

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

          b.   Fiscal Year
               -----------

               The Company operates on a fiscal year which ends on October 31.

          c.   Cash and Cash Equivalents
               -------------------------

               The  Company   considers  all  highly  liquid   investments  with
               maturity, at date of purchase, of three months or less to be cash equivalents.

          d.   Financial Instruments
               ---------------------

               The carrying amounts of cash and cash equivalents, accounts receivable, notes payable, lines of credit, accounts payable, and amounts due to related parties approximate fair value due to the short-term maturity of these instruments. The carrying amount of the mortgage debt also approximates fair value as the exchange rate of the RMB to the U.S. dollar that has been applied has remained relatively stable. Because of the length of the mortgage contract, movements in the RMB could affect this carrying value.

          e.   Inventories
               -----------

               Inventories are stated at the lower of cost or market. Cost is determined on the weighted average-cost basis. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead. Provisions are made for obsolete or slow-moving inventory based on management estimates.

          f.   Property, Plant and Equipment
               -----------------------------

               Property, plant and equipment are recorded at cost less accumulated depreciation and any provision for impairment. The cost of major improvements is capitalized whereas the cost of maintenance and repairs is expensed in the period incurred. Gains and losses from the disposal of property, plant and equipment are included in income/loss from operations.

               All land in the PRC is owned by the PRC government. According to PRC law the government may sell the right to use the land for a specified period of time. Thus all of the Company's land holdings in the PRC are considered to be leasehold land and are amortized on the straight-line basis over the respective term of the right to use the land. The buildings on the land are also depreciated over the same period.

               Depreciation charges are calculated from the latter of date of acquisition or when the asset is placed in service.

               Amortization of leasehold improvements is provided using the straight-line method over the shorter of the expected useful life of the asset or the remaining lease term.

               Depreciation rates computed using the straight-line method is as follows:

                  Land and Buildings                            30 years
                  Machinery                                     10 years
                  Furniture, fixtures, and equipment             5 years

          g.   Impairment or Disposal of Long-Lived Assets
               -------------------------------------------

               In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that was applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and portions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results for Operations." The statement requires a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. The statement also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. On November 1, 2002, the Company adopted SFAS No. 144. The adoption of SFAS No. 144 did not have any significant impact on the financial position and results of operations of the Company.

          h.   Warranty Costs
               --------------

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

          i.   Advertising and Promotion Costs
               -------------------------------

               Advertising and promotion costs are expensed as incurred and are included in selling, marketing and customer service expenses. Advertising expenses were approximately $70,000, $44,000, and $2,200 for the periods ending October 31, 2004, 2003 and 2002, respectively.

          j.   Revenue Recognition
               -------------------

               The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements." SAB No. 104 requires that revenue be recognized when all of the following conditions are met:

                    o   Persuasive evidence of an arrangement exists,
                    o   Delivery has occurred or services have been rendered,
                    o   Price to the customer is fixed or determinable, and
                    o   Collectability is reasonably assured.

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

          k.   Shipping and Handling Costs
               ---------------------------

               Shipping and handling costs are expensed to cost of sales for material purchases; and cost of sales or selling expenses for delivery for finished products. During the periods ended October 31, 2004, 2003 and 2002, shipping and handling costs expensed to cost of sales were $1,234,000, $535,000 and $356,000, respectively. During the periods ended October 31, 2004 and 2003, shipping and handling costs expensed to selling expenses were nil, and for the period ended October 31, 2002 were $50,337.

          l.   Income Taxes
               ------------

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

          m.   Stock Options and Warrants
               --------------------------

               SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies which have stock-based compensation arrangements with employees to adopt a new fair value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under APB Opinion No. 25, "Accounting for Stock Issued to Employees," but with additional financial statement disclosure. The Company continues to account for stock-based compensation arrangements under APB Opinion No. 25. See also the adoption of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" at note 3(r).

          n.   Product Development Costs
               -------------------------

               Expenditures associated with the development of new products and improvements to existing products are expensed as incurred.

               Product development costs were approximately $69,000, $13,000 and $28,000 for the periods ended October 31, 2004, 2003 and 2002, respectively.

          o.   Net Earnings (Loss) per Share
               -----------------------------

               Basic net earnings per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Weighted-average number of shares outstanding at October 31, 2004 were 25,647,763 basic and 27,511,228 diluted. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the periods ended October 31, 2003 and 2002 the weighted-average number of common shares outstanding excludes common stock equivalents of 3,936,481 and 2,889,709 shares, respectively.

          p.   Foreign Currency
               ----------------

               All transactions in currencies other than functional currencies during the year are translated at the exchange rates prevailing on the respective transaction dates. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than functional currencies are translated at the exchange rates existing on that date. Exchange differences are recorded in the consolidated statement of operations. For the periods ended October 31, 2004, 2003 and 2002, the exchange differences resulted in expense of $116,000, $67,000 and $48,900, respectively.

               The Company and its subsidiaries have adopted the U.S. dollar, Hong Kong dollar and the PRC Renminbi as their functional currencies. The financial statements of all subsidiaries with functional currencies other than the U.S. dollar are translated in accordance with SFAS No. 52, "Foreign Currency Translation." All assets and liabilities are translated at the rates of exchange ruling at the balance sheet date and all income and expense items are translated at the average rates of exchange over the year. All exchange differences arising from the translation of subsidiaries' financial statements are recorded as a component of comprehensive income.

               The exchange rate between the Hong Kong dollar and the U.S. dollar has been pegged (HK$7.80 to US$1.00) since October 1983. The exchange rate between the Renminbi and the U.S. dollar is based on the prevailing market rate, which was approximately Renminbi 8.3 to US$1.00 at October 31, 2004, 2003 and 2002.

          q.   Segment Reporting
               -----------------

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

          r.   New Accounting Pronouncements
               -----------------------------

               In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002 (November 1, 2003 for the Company). The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002 (October 31, 2003 for the Company). Management does not expect the adoption of SFAS No. 148 to have a material effect on the Company's financial position, results of operations, or cash flows.

               In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123 "Accounting for Stock-Based Compensation," to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. Unless modified, the Company will be required to comply with the provisions of SFAS No. 123R as of the first interim period that begins after June 15, 2005 (August 1, 2005 for the Company). The Company currently does not record compensation expense related to its stock-based employee compensation plans in its financial statements.

               At October 31, 2004, the Company has three stock-based employee compensation plans, as more fully described in note 10(b). The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based employee compensation costs are not reflected in net income when options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. During the periods ending October 31, 2004, 2003 and 2002, the Company recorded no compensation expense related to its stock-based employee compensation plans.

               The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                      -----------------------------------------------------
                                                                For the Years Ended October 31,
                                                           2004               2003               2002
                                                      -----------------------------------------------------
Net income (loss) as reported                          $      1,074       $   (808)         $     (6,942)
Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards.                                                (181)           (65)                 (130)
                                                      ---------------    ---------------    ---------------
Pro-forma net income (loss)                            $        893       $   (873)         $     (7,072)
                                                      ===============    ===============    ===============

Earnings per share:
Basic - as reported                                    $       0.04       $  (0.04)         $      (0.36)
                                                      ===============    ===============    ===============
Basic - pro-forma                                      $       0.03       $  (0.04)         $      (0.37)
                                                      ===============    ===============    ===============
Diluted - as reported                                  $       0.04       $  (0.04)         $      (0.36)
                                                      ===============    ===============    ===============
Diluted - pro-forma                                    $       0.03       $  (0.04)         $      (0.37)
                                                      ===============    ===============    ===============

               The Company has computed the value of all options granted during the periods ending October 31, 2004, 2003 and 2002 using the Black-Scholes option-pricing model and the following weighted average assumptions for grants for the periods ended:

                                           October 31,           October 31,         October 31,
                                              2004                  2003                2002
                                         ----------------    --------------------   --------------------

            Risk-free interest rate            3.7%                  3.7%                   3.7%
            Expected dividend yield            0.0%                  0.0%                   0.0%
            Expected life (years)                5                     5                      5
            Expected volatility              100.7%                 92.4%                 100.1%

               Using the Black-Scholes methodology, the total value of options granted during the periods ending October 31, 2004, 2003 and 2002 was $1,033,515, $90,955 and $94,025, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value per share of options granted during the periods ending October 31, 2004, 2003 and 2002 was $0.75, $0.29 and $0.42, respectively.

               In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 (January 31, 2003 for the Company). The adoption of FIN No. 45 did not have a material effect on the Company's financial position, results of operations, or cash flows.

               In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R for the Company's consolidated financial statements are as follows:

                        1. Special purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. The Company has determined that it has no SPE's.

                        2. Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 1, 2004. While not required, the Company could elect to adopt FIN 46 or FIN 46-R for these non-SPEs as of the end of the first interim or annual reporting period ending after December 15, 2003. Management does not believe that the adoption of this provision will have a material effect on the Company's financial position, results of operations or cash flows.

                        3. All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The Company is required to apply the provisions of FIN 46 unless management elects to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If the Company does not elect to early adopt FIN 46-R, then the Company is required to apply FIN 46-R to these entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The Company has not entered into any material joint venture or partnership agreements subsequent to January 31, 2003 and the Company does not expect to enter into any such material agreements during the first interim period ended January 31, 2004. If the Company enters into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on the Company's future consolidated financial statements.

                    In April 2003, FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging
                    Activities," which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. SFAS No. 149 amends SFAS No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. SFAS No. 149 also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

                    In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company's fourth quarter of 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

            s.      Reclassifications
                    -----------------

                    Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year presentation.

             t.     Use of Estimates
                    ----------------

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

4.   INVENTORIES

     Inventories consisted of the following at October 31 (in thousands):

                                                                    2004                   2003
                                                             -------------------    --------------------

        Finished goods                                       $             917      $             687
        Work-in-progress                                                 1,820                    752
        Raw materials                                                    3,510                  1,537
        Less: reserve for obsolete inventory                              (467)                  (511)
                                                             -------------------    --------------------
                                                             $           5,780      $           2,465
                                                             ===================    ====================

5.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consisted of the following at October 31 (in thousands):


                                                                    2004                   2003
                                                             -------------------    --------------------

        Prepaid expenses                                     $             259      $             377
        Advances to suppliers                                              447                    303
        PRC VAT recoverable                                                145                    354
        Other                                                              309                    327

                                                             -------------------    --------------------

                                                             $           1,160      $           1,361

                                                             ===================    ====================

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at October 31 (in thousands):

                                                                    2004                   2003
                                                             -------------------    --------------------

        Land and buildings                                   $           1,185      $           1,185
        Furniture, fixtures and equipment                                2,503                  1,798
        Machinery                                                       14,476                  4,865
        Leasehold improvements                                             410                     83
        Construction in progress                                         1,857                      -

                                                             -------------------    --------------------

                                                                        20,431                  7,931

        Less accumulated depreciation                                   (4,013)                (3,135)

                                                             -------------------    --------------------

                                                             $          16,418      $           4,796

                                                             ===================    ====================

          Depreciation expense totaled $910,000, $811,000 and $1,096,000 for the periods ended October 31, 2004, 2003 and 2002, respectively.

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

          As of October 31, 2004,  the Company had  purchased  $8.7   million of
          machinery related to its new color line which had been delivered but not placed into service as of year end.

          As of October 31, 2004, the Company had, issued and outstanding, purchase commitments for $2,086,000 of capital equipment.

7.        GOODWILL

          Goodwill represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition. The Company had no goodwill on its balance sheet during the fiscal period ended October 31, 2004.

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

8.        ACCRUED LIABILITIES

          Accrued liabilities consisted of the following at October 31 (in thousands):

                                                                    2004                   2003
                                                             -------------------    --------------------

        Accrued payroll and related liabilities              $           1,335      $             747
        Accrued staff expenses                                             190                    219
        Accrued inventory purchases                                         27                     68
        Accrued royalties                                                   38                    129
        Accrued PRC government management fees                              72                    102
        Accrued asset acquisition costs                                  1,560                      -
        Other accrued liabilities                                          366                    371

                                                             -------------------    --------------------

                 Total accrued liabilities                   $                      $             1,636
                                                                         3,588

                                                             ===================    ====================

9.       LONG-TERM DEBT

         Loans and notes payable consisted of the following at October 31 (in thousands, except interest payments):

                                                                October 31,             October 31,
                                                                    2004                   2003
                                                             -------------------    --------------------

        Notes payable to directors, stockholders and
         immediate family members thereof,
         interest only payments due in monthly
         installments ranging from approximately
         $2,400 to $3,700 at a yearly interest rate
         ranging from 12.00% to 12.68%;
         principal balance due and payable in full
         December 31, 2004, collateralized by the
         accounts receivable, inventory,
         equipment and other tangible assets of the
         Company.                                             $           -            $         624

        Note payable to a director of the Company, interest and principal payments due in monthly installments of $10,000 at a yearly interest rate of 12.68%; principal
         balance due in full March 1, 2004,
         collateralized by the accounts receivable,
         inventory, equipment and other tangible
         assets of the Company.                                           -                       50

        Notes payable to third-parties, interest only
         payments due in monthly installments
         ranging from $500 to $3,850 at a yearly
         interest rate of 12.00%; principal balance
         due and payable in full on June 30, 2004 or
         December 31, 2004, collateralized by
         the accounts receivable, inventory,
         equipment and other tangible assets of
         the Company.                                                     -                      900

        Mortgage loan, at a variable yearly interest
         rate that ranges from 7.9% to 8.3% to be
         repaid in three annual installments,
         collateralized by the three factory
         buildings in Shenzhen, PRC. There are
         two equal additional installments due in
         June 2004 and June 2005.                                       403                      805

        Capitalized Lease, term twenty four months,
         payable in eight quarterly installments of
         $23,260 beginning October 1, 2004,                             163                        -

                                                             -------------------    --------------------

                                                                        566                    2,379

        Less: current portion                                          (496)                    (502)

                                                             -------------------    --------------------

                                                             $           70         $          1,877

                                                             ===================    ====================

         Maturities of long-term debt are as follows:

            Year Ending
            October 31,               Related parties            Third parties             Total
        --------------------    ------------------------    ---------------------   --------------------

               2005             $                   -       $           496         $            496
               2006                                 -                    70                       70

                                ------------------------    ---------------------   --------------------
                                $                   -       $           566         $            566

                                ========================    =====================   ====================


          In the quarter ended December 30, 2000, the Company issued approximately $349,000 of collateralized notes payable due December 15, 2001 to a key employee, board members and other individual investors. In February and June of 2003 the due dates were extended to December 31, 2004. In exchange for the extension of the due dates the note holders received warrants to purchase 228,437 shares of the Company's common stock at between $0.16 and $0.21 per share.

          During the year ended October 31, 2003, the Company extended the due dates on $524,000 of the unpaid notes payable due to related parties and others to March 1, 2004 or December 31, 2004.

          From July 2003 through September 2003, the Company, in conjunction with a private placement of stock (see note 12(a)), issued $1,000,000 of collateralized notes payable due December 31, 2004 to individual investors. The notes carry an interest rate of 12% and warrants to purchase common shares of the Company's stock equal to 20% of the face value of the notes. The Company issued 200,000 warrants to purchase 200,000 shares of the Company's common stock at $0.35 per share for a period of three years. The notes are collateralized by the accounts receivable, inventory, equipment and intangible assets of the Company. These notes do not contain any covenants. The notes were issued to third parties and a related party. The related party subscribed to $100,000 of the debt and received 20,000 warrants to purchase 20,000 shares of the Company's common stock. The related party is an immediate family member of a director of the Company. Interest is payable monthly with the principal due December 31, 2004. The proceeds were used for general working capital of the Company.

          On May 20, 2004, the Company repaid notes due December 31, 2004, bearing an annual interest rate of 12%, in the amount of $1,524,000. There was no prepayment penalty for early payment.

          In June of 2001 and as amended in June 2002, the Company, through its wholly owned subsidiary, IDWT, entered into a mortgage on the three buildings located at its manufacturing facility in Shenzhen, PRC. The amount borrowed was RMB 10,000,000, approximately $1,200,000 at prevailing exchange rates, for three years at a variable interest rate that ranged from 7.9% to 8.3% during the year, scheduled to be repaid in three annual installments, the first due in June 2003. As of October 31, 2004 approximately $403,000 remains outstanding. If the exchange rate between the RMB and the USD should change the remaining outstanding amount will vary in USD terms.

10.       LINES OF CREDIT

          On March 9, 2004, as subsequently amended, the Company entered into an asset based lending program for a $5,000,000 line of credit secured by IDW's accounts receivable, inventory, equipment, and intangibles. The agreement was for twenty four months at an interest rate of 4% above the "prime rate" (4.75% at October 31, 2004) with a minimum monthly charge of $10,000. As of October 31, 2004 the Company had approximately $4,398,000 currently due on the facility and had available approximately $231,000 for use under this facility, based on eligible receivables. This line replaced the Company's previously existing lines.

11.       COMMITMENTS AND CONTINGENCIES

          a.   Lease Obligations
               -----------------

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

                  iii.The  Company  has  entered  into  a  lease agreement for a
                      workers'  dormitory  in  Shenzhen, PRC.   The lease on the
                      workers' dormitory expires on May 1, 2020 and costs $233,700 per year. The expense recorded in fiscal years ended October 31, 2004 and 2003 was offset by rental income of $85,000 and $67,000, respectively.

                iv. The Company has entered into various lease agreements for individual employee quarters in Shenzhen, PRC. The lease terms of these quarters range from six to sixty months. The yearly lease payments range from $1,800 to $23,100. During the fiscal year ended October 31, 2004, the Company entered into six of the aforementioned leases with terms of between six and twelve months and yearly lease payments of between $1,500 and $13,000.

                v. In November 2002 the Company entered into a one-year lease at an annual cost of $40,600 for housing accommodation for an officer of the Company. In August 2004 the lease term was extended to expire in July 2005.

                vi. In July 2004 the Company entered into a ten-year lease agreement for additional factory and dormitory space in Shenzhen, PRC. The lease expires on August 31, 2014 and costs $283,000 per year. The lease has an option to renew for an additional ten years at the same terms and lease rate. The expense recorded in the fiscal year ended October 31, 2004 was $47,000.

               The following is a schedule of future minimum lease payments under non-cancelable operating leases as of October 31, 2004 (in thousands):

                      Minimum Lease                          Net Lease
                       Commitments      Sublease Income      Commitments
                      -------------     ---------------      -----------

               2005         645                 (89)               556
               2006         547                   -                547
               2007         547                   -                547
               2008         524                   -                524
               2009         517                   -                517
         Thereafter       3,822                   -              3,822
                      -------------     ---------------      -----------
                          6,602                 (89)             6,513
                      =============     ===============      ===========

               For the periods ended October 31, 2004, 2003 and 2002, rental expense was $515,000, $365,000 and $117,000, respectively.

         b.    Legal Matters
               -------------

               From time to time, the Company is involved in routine litigation in the normal course of business. Management is not aware of any outstanding litigation involving the Company.

         c.   Purchase Commitments
              --------------------

               The Company enters into forward purchase commitments in the normal course of business in anticipation of orders from customers not all of which are matched by contracts from customers. The Company believes that such commitments will be required for future production or could be cancelled without material cost.

12.      STOCKHOLDERS' EQUITY

          a.   Issuance of Common Stock
               ------------------------

               In November 2003 the Company issued 68,000 shares of the Company's common stock at $0.85 per share for services rendered. 55,000 shares were issued to the Company's independent Directors as compensation and 13,000 shares were issued for consulting services. The securities issued for services rendered, other that those issued for Directors' compensation which were registered under an S-8 registration statement, were not registered under the Securities Act of 1933, as amended, and therefore fall under the restrictions of Rule 144 of The Securities Act of 1933, as amended.

               In December 2003, the Company issued 3,333,335 shares of the Company's common stock at $1.50 per share in a private placement. The proceeds of $5,000,000 were used for working capital and operating expenses. The securities issued in this private placement were registered under Form S-1 with the Securities and Exchange Commission on February 18, 2004.

               In May 2004, the Company issued 4,500,000 shares of the Company's common stock at $4.50 per share in a private placement. The proceeds of $20,250,000 were used for working capital and operating expenses. The securities issued in this private placement were registered under Form S-1 with the Securities and Exchange Commission on June 25, 2004.

               During the fiscal year ended October 31, 2004, the Company issued 1,051,760 shares of the Company's common stock as a result of warrant exercises. The shares were issued at exercise prices ranging from $0.16 to $2.45 per share. 280,000 shares of the securities issued by exercise of warrants were registered under Form S-1 with the Securities and Exchange Commission on February 18, 2004. The remaining 771,760 shares were not registered under the Securities Act of 1933, as amended, and therefore fall under the restrictions of Rule 144 of The Securities Act of 1933, as amended.

               During the fiscal year ended October 31, 2004, the Company issued 635,375 shares as a result of stock options exercised. The shares were issued at exercise prices ranging from $0.15 to $2.50. The shares were issued under the Company's stock option plans.

          b.   Stock Option Plans
               ------------------

               The Company maintains the 1990 Employee Equity Incentive Plan for selected executives, employees and directors for which 360,666 shares of common stock have been reserved for issuance under the plan. The Plan permits the granting of options for terms not to exceed ten years from the date of grant. The options generally vest ratably over a four-year period and are exercisable subject to terms established in the plan document. The exercise price of the options granted under the Plan must be equal to or greater than the fair market value of the shares on the date of grant for incentive stock options and not less than 85 percent of the fair market value for nonqualified stock options. The exercise price of the options granted by the Company has generally been equal to or greater than fair market value at the date of grant. There were 8,166 options cancelled in the plan in the year ended October 31, 2004, 25,000 options cancelled in the plan in the year ended October 31, 2003, and there was no activity in the plan in the year ended October 31, 2002. This Plan has now expired and no new options are available for grant.

               In September 2000, the Company established the 2000 Employee Equity Incentive Plan for certain key employees of the Company. The Plan also permits the granting of stock options, restricted stock awards, stock appreciation rights, stock units and other stock grants to certain persons with a relationship with the Company, including agents, consultants, advisors, independent contractors, sales representatives, distributors, principals and retail distribution outlets for the Company's products. The Plan provides for up to 1,632,800 shares of stock that are authorized for issuance. The price of each share of stock covered by an option shall not be less than 100% of the fair value of the Company's common stock on the date of grant. Each option certificate shall have an exercise period of six months to ten years. There were 1,375,000 options granted, 238,375 options exercised and 19,131 options cancelled during the year ended October 31, 2004; 536,006 options granted and 205,000 options cancelled during the year ended October 31, 2003 and 515,000 options granted and 68,000 options cancelled during the year ended October 31, 2002. At October 31, 2003 approximately 413,800 options are available for grant under the Plan.

               In October 1999, the Company established the 1999 Stock Option Plan for Non-Employee Directors. This Plan provides for the issuance of up to 300,000 shares of the Company's common stock to existing Directors and, in the case of extra services or duties, past directors. Unless otherwise provided in the option grant, the options vest over the year following the date of grant and expire after the later of five years after the date of grant or five years after termination as a Director. During the year ended October 31, 2004 there were 165,000 options exercised and 11,432 cancelled; during the year ended October 31, 2003 there were 6,000 options granted under the plan and 12,250 options were cancelled; and during the year ended October 30, 2002 there were 30,000 options exercised under the Plan.

               From fiscal 1999 to 2001 the board had granted 235,000 options to various current and former directors at exercise prices ranging from $0.50 to $0.78 that are not part of compensation plans. No compensation expense was recorded for these options for the periods ended October 31, 2004, 2003, and 2002. During the year ended October 31, 2004, 232,000 of these options were exercised. In addition, 1,000,000 additional options were granted to the Company's incoming CEO at an exercise price of $3.85.

               The following is a summary of the status of all of the Company's stock option plans as of October 31, 2004, 2003 and 2002 and changes during the periods ended on those dates:

                                                                                         Weighted
                                                                   Number                 Average
                                                                 Of Shares            Exercise Price
                                                            ---------------------   --------------------
            Options outstanding at
               October 31, 2001                                      1,237,848      $            1.21

               Granted                                                 515,000                   0.42
               Exercised                                               (30,000)                  0.25
               Cancelled                                               (68,000)                  0.76

                                                            ---------------------   --------------------

            Options outstanding at
               October 31, 2002                                      1,654,848      $            1.00

               Granted                                                 542,006                   0.26
               Exercised                                                     -                      -
               Cancelled                                              (242,250)                  0.70
                                                            ---------------------   --------------------

             Options outstanding at
               October 31, 2003                                      1,954,604      $            0.78

               Granted                                               1,375,000                   3.97
               Exercised                                              (635,375)                  0.46
               Cancelled                                               (38,729)                  2.04


            Options outstanding at
                October 31, 2004                                     2,655,500      $            2.57

                                                            =====================   ====================

            Options exercisable at :
               October 31, 2004                                      1,034,501      $            1.70

                                                            =====================   ====================

               October 31, 2003                                      1,157,098      $            1.18

                                                            =====================   ====================

               October 31, 2002                                      1,038,332      $            0.93

                                                            =====================   ====================

               The following table summarizes information about stock options outstanding and exercisable at October 31, 2004:

----------------------------------------------------------------------------------------------------------------------
                            Number of        Weighted average      Weighted                              Weighted
                             shares             remaining           average       Number of options      average
 Range of exercise        outstanding at     contractual life   exercise price     exercisable at     exercise price
        price            October 31, 2004        (years)           per share      October 31, 2004       per share
----------------------------------------------------------------------------------------------------------------------
$0.15-$0.25                    41,000                  3.12      $      0.15                  41,000   $       0.15
$0.26-$0.35                   422,000                  3.62      $      0.32                 153,751   $       0.32
$0.36-$0.55                   300,000                  2.26      $      0.41                 224,000   $       0.41
$0.56-$0.80                   118,000                  1.19      $      0.67                 118,000   $       0.67
$0.81-$1.20                    60,000                  1.11      $      0.85                  60,000   $       0.85
$1.21-$1.80                   314,500                  1.82      $      1.93                 202,750   $       1.74
$1.81-$2.70                    75,000                  0.82      $      3.70                  75,000   $       3.70
$2.71-$4.00                 1,000,000                  6.85      $      3.85                       -   $          -
$4.01-$6.00                   325,000                  4.21      $      5.19                 160,000   $       5.38
                        ----------------------------------------------------------------------------------------------
                           2,655,500                   4.29      $      2.57               1,034,501   $       1.70
                        ==============================================================================================

          c.   Stock Warrants

               The  Company,  from  time-to-time  has issued  stock  warrants as payment for fees, interest, and services rendered. For the periods ended October 31, 2004, 2003 and 2002, the Company had outstanding warrants to purchase 828,964, 2,066,887 and 1,234,861 shares of common stock, respectively. All warrants are exercisable at a weighted average price per share of $1.02, have a term of five years and are exercisable immediately or over the term of the related note if any. For the period ended October 31, 2004, 206,666 warrants were issued, 1,051,760 warrants were exercised and 67,440 warrants were cancelled. For the periods ended October 31, 2003 and 2002, no warrants to purchase common stock were exercised and none lapsed. For the periods ended October 31, 2003 and 2002, 458,437 and 15,000 warrants were granted, respectively.

13.       INCOME TAXES

          The Company has not recorded an income tax expense or benefit for the years ended October 31, 2004 and 2003.

          Income before provision for income taxes consisted of the following (in thousands):

                                                     October 31,         October 31,         October 31,
                                                        2004                2003                 2002

           Domestic                                    (1,110)               (789)            (6,940)
           Foreign                                      2,184                 (19)                (2)
                                                     -----------         -----------         -----------

           Pre-tax profit (loss)                     $  1,074            $    808            $(6,942)
                                                     ===========         ===========         ===========

          The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes and follows (in thousands):



                                                 October 31,         October 31,         October 31,
                                                    2004                2003                2002

        Pre-tax profit (loss)                   $     1,074        $      (808)        $     (6,942)
                                                --------------     --------------      --------------


        Computed Federal income tax
          benefit at 34.0%                              365               (275)              (2,360)
        Computed state income tax
          benefit at 8.4%, net of federal
          income benefit                                (65)               (47)                (202)
        Effect of difference between
          Hong Kong and PRC tax
          rates and U.S. Federal and
          state tax rates                              (341)               161                  207
        Impairment of goodwill                            -                  -                1,937
        Other permanent differences                    (447)              (234)                 561
        Change in valuation allowance                   488                395                 (143)
                                                --------------     --------------      --------------
                                                $        --        $        --         $         --
                                                ==============     ==============      ==============


          The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at October 31, 2004 and 2003 are presented below (amounts in thousands):


                                                                        2004                2003
                                                                 --------------------------------------

          Deferred tax assets:
             Net operating loss (NOL) carry forwards                  $      3,996        $      3,564
             Allowance for doubtful accounts receivable                          -                   7
             Inventory obsolescence                                              2                  77
             Write-off of machinery                                              -                  41
             Accrued expenses                                                  302                  19

                                                                 -------------------------------------

               Total gross deferred tax assets                               4,269               3,708

          Deferred tax Liabilities:
             Depreciation and amortization                                     (77)                 (4)

                                                                 --------------------------------------

               Total gross deferred tax Liabilities                            (77)                 (4)

               Less valuation allowance                                     (4,192)             (3,704)

                                                                 --------------------------------------

                  Net deferred tax asset                         $               -   $               -
                                                                 =================   ==================

          The Company has provided a valuation allowance for 100% of its deferred tax assets at October 31, 2004, 2003 and 2002 as the Company concluded that it was not more likely than not that it would be able to realize these assets due principally to the Company's history of losses.

          As of October 31, 2004 and 2003, the Company had an estimated federal net operating loss carry forward of approximately $10,351,000 and $9,493,000 respectively, expiring through 2024.

          PRC Taxation:
          ------------

          The fiscal tax year end of the PRC subsidiaries is December 31. The tax rate for both companies is 15%. At December 31, 2003 IDWT and MULCD had a tax loss carry forward of $116,000 and $222,000, respectively. A 100% valuation allowance for the deferred tax assets has been provided as it could not be concluded that it was more likely than not that these assets would be realized.

          Hong Kong Taxation:
          -------------------

          The rate of taxation in Hong Kong is 17.5%. A 100% valuation allowance for the deferred tax assets has been provided as it could not be concluded that it was more likely than not that these assets would be realized. As of October 31, 2004 and 2003 the Company had estimated net operating loss carry forwards in Hong Kong of approximately $256,000 and $729,000, respectively.

14.       RETIREMENT PLANS

          The Company maintains the "IDW 401(k) Plan" (the "Plan") under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time U.S. employees. At its option, the Company can make discretionary matching contributions. To date, the Company has not made such a contribution.

          For its Hong Kong employees, the Company currently contributes approximately $9,000 per year to a "Mandatory Provident Fund" (MPF) under the laws of the Hong Kong Special Administrative Region of the PRC.

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

        Revenues                                                    Fiscal Year Ended October 31
        --------------------------------------------------------------------------------------------------------
                                                            2004               2003              2002
                                                     -----------------------------------------------------------

        United States                                $    19,615          $  10,824         $  11,266
        China (including Hong Kong)                        8,440              4,916             6,753
        Asia (excluding Hong Kong and China)              10,152              4,538             2,183
        Europe                                             7,051              1,690               566
        Other                                              1,119                878               160
                                                     -----------------------------------------------------------
                                                     $    46,377          $  22,846         $  20,928
                                                     ===========          =========         =========


        "Long-lived Assets"
        --------------------------------------------
                                                            2004               2003
                                                     ------------------------------

        United States                                $       112          $     109
        China (including Hong Kong)                       16,306              4,687
        Asia (excluding Hong Kong and
        China)                                                 -                  -
        Europe                                                 -                  -
        Other                                                  -                  -
                                                     ------------------------------

                                                     $    16,418          $   4,796
                                                     ===========          =========

          Major Customer
          --------------

          Sales to one customer for the periods ended October 31, 2004, 2003 and 2002, accounted for approximately 16%, 29% and 30%, respectively of total sales. This customer represented 5% and 9% of the Company's accounts receivable at October 31, 2004 and 2003, respectively

16.       QUARTERLY CONSOLIDATED FINANCIAL DATA (UN-AUDITED)

          The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years ended October 31, 2004, 2003 and 2002 are set forth in the following table:

                                                                                          Diluted          Basic
                                                                                         Earnings        Earnings
                                                                       Net Earnings     (Loss) Per      (Loss) Per
              2004                     Sales          Gross Profit        (Loss)           Share           Share
              ----                     -----          ------------        ------           -----           -----
First Quarter                      $   9,796          $  2,378         $      621       $    0.03       $   0.02
Second Quarter                        10,624             2,168               (449)          (0.02)         (0.02)
Third Quarter                         11,654             2,434                370            0.01           0.01
Fourth Quarter                        14,303             3,131                532            0.02           0.02
                                  ------------------------------------------------------------------------------------
Total                              $  46,377          $ 10,111         $    1,074       $    0.04       $   0.04
                                  ====================================================================================
              2003
              ----
First Quarter                      $   5,121          $  1,492         $       24       $       -       $      -
Second Quarter                         4,688               931               (628)          (0.03)         (0.03)
Third Quarter                          5,889             1,305               (314)          (0.02)         (0.02)
Fourth Quarter                         7,148             1,518                110            0.01           0.01
                                  ------------------------------------------------------------------------------------
Total                              $  22,846          $  5,246         $     (808)      $   (0.04)      $  (0.04)
                                  ====================================================================================
              2002
              ----
First Quarter                      $   4,611          $  1,155         $     (299)      $   (0.02)      $  (0.02)
Second Quarter                         5,584             1,383               (178)          (0.01)         (0.01)
Third Quarter                          5,316             1,321               (347)          (0.02)         (0.02)
Fourth Quarter                         5,417             1,339             (6,118)          (0.32)         (0.32)
                                  ------------------------------------------------------------------------------------
Total                              $  20,928          $  5,198         $   (6,942)      $   (0.36)      $  (0.36)
                                  ====================================================================================

                            SUPPLEMENTARY INFORMATION

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

      For the Year Ended October 31, 2004, the Year Ended October 31, 2003
                         The Year Ended October 31, 2002

                                             Balance at         Charged to                             Balance
                                             beginning          costs and          Deductions          at End
             Description                     of Period           Expenses         (write-offs)        of Period
---------------------------------------    ---------------    ---------------    ---------------    --------------

October 31, 2002
   Allowance for doubtful accounts         $        196       $       237        $      (92)        $       341
   Allowance for obsolete inventory        $        585       $      (216)       $        -         $       369

October 31, 2003
   Allowance for doubtful accounts         $        341       $         6        $     (307)        $        40
   Allowance for obsolete inventory        $        369       $       142        $        -         $       511

October 31, 2004
   Allowance for doubtful accounts         $         40       $        82        $      (21)        $       101
   Allowance for obsolete inventory        $        511       $       (44)       $        -         $       467

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, about the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-K are effective in timely alerting them to material information required to be included in this Form 10-K.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

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

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

        (1)     Financial Statements (see Item 8.)

                o Report of Independent Registered Public Accounting Firm (Grant Thornton)

                o Consolidated Balance Sheets - October 31, 2004 and October 31, 2003

                o Consolidated Statements of Operations - Years Ended October 31, 2004, October 31, 2003 and October 31, 2002

                o Consolidated Statements of Stockholders' Equity - Years Ended October 31, 2004, October 31, 2003 and October 31, 2002

                o Consolidated Statements of Cash Flows - Years Ended October 31, 2004, October 31, 2003 and October 31, 2002

                o   Notes to Consolidated Financial Statements

        (2)     Financial Statement Schedules

                o Schedule II - Valuation and Qualifying Accounts (accounts not required or not material have been omitted)

         (3)    Exhibits

Exhibit No.    Description
-----------    -----------

       2.1 Agreement and Plan of Merger merging Morrow Snowboards, Inc. into Granite Bay Technologies, Inc. (1)
       2.2 Agreement and Plan of Merger merging Granite Bay Technologies, Inc. into International DisplayWorks, Inc.(2)
       3.1     Certificate of Incorporation (2)
       3.2     Bylaws(22)
       4.2     Securities  Purchase  Agreement  dated October 31, 1997 among the
               Registrant,   Morrow,   LLC,  Morrow  Snowboards  ULC,  Westbeach
               Snowboard Canada Ltd. and the security holders of Westbeach Snowboard Canada Ltd. listed therein (6)
       4.3     Forms of Warrant (26)
       4.4     Forms of Placement Agent Warrant (27)
      10.1     Forms of Warrant (3)

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

      10.24 Bill of Sale between Westbeach Canada ULC and Westbeach Sports Inc. dated as of November 12, 1999 (15)
      10.25    Letter from Arthur Andersen, LLP dated January 24, 2000 (16)
      10.26 Placement Agent Agreement dated January 13, 2000, between Morrow Snowboards, Inc. and Capitol Bay Securities, Inc (17)
      10.27 Securities Purchase Agreement effective as of January 31, 2000, among Morrow Snowboards, Inc. and the Sellers (18)
      10.28    Sale  and  Purchase   Agreement  February  1,  2000  among  Vikay
               Industrial (Hong Kong) Ltd. and International DisplayWorks,  Inc.
               (19)
      10.29 Supplemental Deed and Charge dated February 1, 2000, between International DisplayWorks (Hong Kong) Ltd. and International DisplayWorks, Inc., as Chargors, and Vikay Industrial Ltd. (in Judicial Management) and Vikay Industrial (Hong Kong) Ltd. as Chargees (18)
      10.30    2000 Equity Incentive Plan for Non-Employee Directors (21)
      10.31    Stock Option Agreements [Form of] (23)
      10.32    Equity Incentive Plan (21)
      10.33    Employment  Contract with Ian Bebbington (24)
      10.34    Manufacturing Agreement (25)
      10.35    Form of Common Stock Purchase Agreement (26)
      10.36    Form of Promissory Note (26)
      10.37    Form of Securities Purchase Agreement (27)
      10.38    Form of Registration Rights Agreement (27)
      10.39    Memorandum    of    Understanding     between    Grand    Pacific
               Optoelectronincs Corporation and International DisplayWorks, Inc.
               (28)
      10.40    Form of Securities Purchase Agreement (29)
      10.41    Form of Registration Rights Agreement (29)

      10.42 Asset Purchase Agreement by and between International DisplayWorks (Hong Kong) Limited and Grand Pacific Petrochemical Corporation dated June 24, 2004 (30)
      10.43 Employment Letter Agreement with Thomas A. Lacey dated September 7, 2004 (31)
      23.1     Consent of Grant Thornton
      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

        (1) Incorporated herein by reference from the Company's Current Report on Form 8-K dated November 6, 2000 (File No. 0-753683).
        (2) Incorporated by reference from the Company's Current Report on Form 8-K dated October 31, 2001 (File No. 0-27002).
        (3) Incorporated herein by reference from the Company's registration statement on Form S-1 (File No. 33-97800).
        (4) Incorporated by reference from the Company's Proxy Statement for the meeting held on May 22, 1997 (File No. 000-27002).
        (5) Incorporated herein by reference from the Company's 1995 Annual Report on Form 10-K (File No. 0-27002). (6) Incorporated by reference from the Company's Current Report on Form 8-K dated October 31, 1997 (File No. 0-27002).
        (7) Incorporated by reference from the Company's Current Report on Form 8-K dated November 11, 1997 (File No. 0-27002).

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

        (12) Incorporated by reference from the Company's Current Report on Form 8-K dated June 28, 1999 (File No. 0-27002).
        (13) Incorporated by reference from the Company's Current Report on Form 8-K dated August 25, 1999 (File No. 0-27002).
        (14) Incorporated by reference from the Company's Current Report on Form 8-K dated September 30, 1999 (File No. 0-27002).
        (15) Incorporated by reference from the Company's Current Report on Form 8-K dated November 12, 1999 (File No. 0-27002).
        (16) Incorporated by reference from the Company's Current Report on Form 8-K dated January 14, 2000 (File No. 0-27002).
        (17) Incorporated by reference from the Company's Current Report on Form 8-K dated January 31, 2000 (File No. 0-27002).
        (18) Incorporated by reference from the Company's Current Report on Form 8-K dated January 31, 2000 (File No. 0-27002).
        (19) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 1, 2000 (File No.0-27002).
        (20)   Incorporated  by reference from the Company's Proxy Statement for the meeting held on September 28, 2000 (File No. 707647).
        (21)   Incorporated  by reference  from the Company's  current report on
               Form 8-K filed October 15, 1999 (File No. 000-27002).
        (22) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended October 31, 2001 (File No 000-27002).
        (23) Incorporated by reference from the Company's registration statement on Form S-8 effective May 1, 2002 (File No. 333-87296).
        (24) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended October 31, 2002 (File No 000-27002).
        (25) Incorporated by reference from the Company's current report on Form 8-K filed on April 24, 2003 (File No. 000-27002).
        (26)   Incorporated  by reference  from the Company's  current report on
               Form 8-K filed on October 10, 2003 (File No. 000-27002).
        (27)   Incorporated  by reference  from the Company's  current report on
               Form 8-K filed on December 30, 2003 (File No 000-27002).
        (28)   Incorporated  by reference  from the Company's  current report on
               Form 8-K filed on April 15, 2004 (File No 000-27002).
        (29) Incorporated by reference from the Company's current report on Form 8-K filed on May 13, 2004 (File No 000-27002).
        (30) Incorporated by reference from the Company's current report on Form 8-K filed on June 24, 2004 (File No 000-27002).
        (31) Incorporated by reference from the Company's registration statement on Form S-8 filed on November 12, 2004 (File No 333-120404).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INTERNATIONAL DISPLAYWORKS, INC.,
                                               A Delaware corporation


Dated:  January 3, 2005                        By: /s/ Thomas A. Lacey
        ---------------                           ------------------------------
                                                Thomas A. Lacey,
                                                Chief Executive Officer
                                                (Principal Executive Officer)

     Pursuant to the requirements of the Securities Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                               INTERNATIONAL DISPLAYWORKS, INC.,
                                               A Delaware corporation


Dated:  January 3, 2005                         By: /s/ Stephen C. Kircher
        ---------------                            -----------------------------
                                                   Stephen C. Kircher,
                                                   Chairman



Dated:  December 18, 2004                       By: /s/ Anthony Genovese
        -----------------                          -----------------------------
                                                   Anthony Genovese,
                                                   Vice-Chairman



Dated:  January 3, 2005                         By: /s/ William H. Hedden
        ---------------                            -----------------------------
                                                   William H. Hedden, Director



Dated:  December 19, 2004                       By: /s/ Ronald A. Cohan
        -----------------                          -----------------------------
                                                   Ronald Cohan, Director

Dated:  December 28, 2004                       By: /s/ Timothy B. Nyman
        -----------------                          -----------------------------
                                                   Timothy Nyman, Director



Dated:  December 20, 2004                       By: /s/ D. Paul Regan
        -----------------                          -----------------------------
                                                   D. Paul Regan, Director



Dated:  December 28, 2004                       By: /s/ Glenn Neland
        -----------------                          -----------------------------
                                                   Glenn Neland, Director



Dated:  January 3, 2005                        By: /s/ Thomas A. Lacey
        ---------------                           -----------------------------
                                                   Thomas A. Lacey,
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Dated:  December 22, 2004                       By: /s/ Ian N. Bebbington
        -----------------                          -----------------------------
                                                   Ian N. Bebbington
                                                   Chief Financial Officer
                                                   (Principal Financial Officer