Form 10-Q
period 2005-01-31
INTERNATIONAL DISPLAYWORKS, INC
filed 2005-03-01
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2005

                         Commission File Number: 0-27002

                        INTERNATIONAL DISPLAYWORKS, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                   94-3333649
              --------                                   ----------
  (State of or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

599 Menlo Drive, Suite 200, Rocklin, California                95765-3708
-----------------------------------------------                ----------
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

The number of shares outstanding of the registrant's Common Stock, no par value, as of February 16, 2005 was 31,485,206.

                        INTERNATIONAL DISPLAYWORKS, INC.



INDEX


Part 1 Consolidated Financial Information                            Page Number
                                                                     -----------

Item 1.  Consolidated Financial Statements (Unaudited):

           Balance Sheets at January 31, 2005 and October 31, 2004...........3

           Statements of Operations for the
           Three months ended January 31, 2005 and 2004......................4

           Statements of Cash Flows for the
           Three months ended January 31, 2005 and 2004......................5

           Notes to Financial Statements.....................................6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........15

Item 4.  Controls and Procedures............................................16


Part II  Other Information

Item 1.  Legal Proceedings..................................................16

Item 2.  Changes in Securities and Use of Proceeds..........................16

Item 3.  Default Upon Senior Securities.....................................16

Item 4.  Submission of Matters to a Vote of Security Holders................16

Item 5.  Other Information..................................................16

Item 6.  Exhibits...........................................................17

Signatures..................................................................18

Certifications..............................................................19

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                ------------------    ----------------
                                        ASSETS                                     January 31,          October 31,
                                        ------                                        2005                 2004
                                                                                ------------------    ----------------
Current assets:
     Cash and cash equivalents
        Cash in banks                                                           $     5,667           $     8,187
        Cash in commercial paper                                                      2,498                 1,999
                                                                                ------------------    ----------------
        Total cash and cash equivalents                                               8,165                10,186

     Accounts receivable,
         net of allowance for doubtful accounts of $113 and $101                     13,202                11,378
     Inventories                                                                      5,471                 5,780
     Prepaid expenses and other current assets                                        1,414                 1,160
                                                                                ------------------    ----------------
        Total current assets                                                         28,252                28,504
                                                                                ------------------    ----------------

Property and equipment at cost, net                                                  18,091                16,418
                                                                                ------------------    ----------------
        Total assets                                                            $    46,343           $    44,922
                                                                                ==================    ================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:

     Accounts payable                                                           $     8,698           $     7,236
     Accrued liabilities                                                              2,495                 3,588
     Line of credit                                                                   3,062                 4,398
     Current portion of long term debt                                                  496                   496
                                                                                ------------------    ----------------
        Total current liabilities                                                    14,751                15,718


Long-term debt, net of current portion                                                   47                    70
                                                                                ------------------    ----------------


        Total liabilities                                                            14,798                15,788
                                                                                ------------------    ----------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par, 10,000,000 shares authorized,
        none issued
     Common stock, no par, 40,000,000 shares authorized
        31,465,081 and 30,573,383  shares issued and outstanding
        at January 31, 2005 and October 31, 2004 respectively                        67,038                65,642
     Accumulated deficit                                                            (35,564)              (36,579)
     Cumulative translation adjustment                                                   71                    71
                                                                                ------------------    ----------------
        Total shareholders' equity                                                   31,545                29,134
                                                                                ------------------    ----------------
        Total liabilities and shareholders' equity                              $    46,343                44,922
                                                                                ==================    ================

    The accompanying notes are an integral part of these financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except Share and per share data)

                                                                                  For Three Months Ended
                                                                              ---------------- ---------------
                                                                                January 31,     January 31,
                                                                                   2005             2004
                                                                              ---------------- ---------------

     Sales                                                                      $     18,113   $       9,796
Cost of goods sold                                                                    14,470           7,418
                                                                              ---------------- ---------------
     Gross profit                                                                      3,643           2,378
                                                                              ---------------- ---------------

Operating expenses:
     General and administrative                                                        1,917           1,106
     Selling, marketing and customer service                                             590             394
     Engineering, advanced design and product management                                  83             142
                                                                              ---------------- ---------------
                                Total operating expenses                               2,590           1,642
                                                                              ---------------- ---------------

                                Income from operations                                 1,053             736
                                                                              ---------------- ---------------

Other income (expense):
     Interest expense                                                                    (62)           (138)
     Other income                                                                         24              23
                                                                              ---------------- ---------------
                             Total other income (expense)                                (38)           (115)
                                                                              ---------------- ---------------

                             Income before income taxes                                1,015             621
                                                                              ---------------- ---------------

                             Provision for income taxes                                    -               -
                                                                              ---------------- ---------------

                             Net income                                         $      1,015   $         621
                                                                              ================ ===============

Basic and diluted net income per common share

                         Basic                                                  $       0.03   $        0.03
                                                                              ================ ===============

                         Diluted                                                $       0.03   $        0.02
                                                                              ================ ===============

                         Basic                                                    30,914,999      22,819,624

                         Diluted                                                  31,972,964      25,523,436
                                                                                ============== ===============

    The accompanying notes are an integral part of these financial statements

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         ---------------------------------------
                                                                                               For the Three Months Ended
                                                                                             January 31          January 31
                                                                                                2005                2004
                                                                                         ------------------- -------------------
Cash flows from operating activities:


     Net income                                                                           $   1,015            $     621
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
             Depreciation                                                                       275                  218
             Stock issued for services                                                          214                   58
             Foreign currency translation                                                         -                    1
             Gain on disposal of fixed assets                                                   (50)                   -
                                                                                         ------------------- -------------------
                                                                                              1,454                  898
             Changes in operating assets and liabilities, net of business combinations:
                      Increase in accounts receivable                                        (1,824)              (2,528)
                      Decrease (increase) in inventories                                        309                 (638)
                      (Decrease) increase in prepaid expenses and other current assets         (253)                 411
                      Increase in accounts payable                                            1,462                1,225
                      (Decrease) increase in accrued liabilities                             (1,093)                 260
                                                                                         ------------------- -------------------
                    Net cash provided by (used in) operating activities                          55                 (372)

Cash flows from investing activities:

     Acquisitions of property, plant and equipment                                           (1,950)                (844)
     Proceeds from disposal of fixed assets                                                      51                    -
                                                                                         ------------------- -------------------
                      Net cash used in investing activities                                  (1,899)                (844)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                                   1,182                4,407
     Proceeds from issuance of warrants                                                           -                   64
     Payment on lines of credit, net                                                         (1,336)                (649)
     Proceeds on  debt - related parties                                                          -                  (40)
     Payment on debt                                                                            (23)                   -
                                                                                         ------------------- -------------------
         Net cash (used in) provided by financing activities                                   (177)               3,782

(Decrease) increase in cash and cash equivalents                                             (2,021)              2,566

Cash and cash equivalents at beginning of period                                             10,186               1,178
                                                                                         ------------------- -------------------
Cash and cash equivalents at end of period                                               $    8,165               3,744
                                                                                         =================== ===================

Supplemental disclosure:
     Cash paid for interest                                                              $       62          $      138
                                                                                         =================== ===================

     Cash paid for income taxes                                                                   -                   -
                                                                                         =================== ===================

Non-cash financing activities:

     Stock issued for services                                                           $      214          $       58
                                                                                         =================== ===================

    The accompanying notes are an integral part of these financial statements

                  INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------

               The accompanying  consolidated  financial  statements include the accounts of International DisplayWorks, Inc., and its subsidiaries (collectively referred to as the "Company" or "IDW"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the 2005 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

               The accompanying consolidated balance sheet at October 31, 2004, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

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

      3. INVENTORY
         Inventories consisted of the following (in thousands):

                                                                January 31,             October 31,
                                                                   2005                    2004
                                                             -------------------    --------------------
        Finished goods                                       $           1,148      $             917
        Work-in-progress                                                 1,674                  1,820
        Raw materials                                                    3,052                  3,510
        Less: reserve for obsolete inventory                              (403)                  (467)
                                                             -------------------    --------------------
        Total inventory                                      $           5,471      $           5,780
                                                             ===================    ====================

     4.PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consisted of the following (in thousands):
                                                                January 31,             October 31,
                                                                   2005                    2004
                                                             -------------------    --------------------
        Prepaid expenses                                     $             181      $             259
        Advances to suppliers                                              775                    447
        PRC - VAT  recoverable                                             184                    145
        Other                                                              274                    309
                                                             -------------------    --------------------
        Total prepaid expenses and other current assets      $           1,414      $           1,160
                                                             ===================    ====================

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following (in thousands):
                                                                January 31,             October 31,
                                                                   2005                    2004
                                                             -------------------    --------------------
        Land and buildings                                   $           1,185              $    1,185
        Furniture, fixtures and equipment                                2,669                   2,503
        Machinery                                                       14,548                  14,476
        Leasehold improvements                                           1,845                     410
        Construction in progress                                         2,128                   1,857
                                                             -------------------    --------------------
                                                                         22,375                  20,431
        Less accumulated depreciation                                   (4,284)                 (4,013)
                                                             -------------------    --------------------

        Net property, plant and equipment                    $          18,091              $    16,418
                                                             ===================    ====================

6.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following (in thousands):
                                                                January 31,             October 31,
                                                                   2005                    2004
                                                            -------------------    --------------------
        Accrued payroll and related liabilities             $              922      $           1,335
        Accrued staff hostel expenses                                      128                    190
        Accrued inventory purchases                                         29                     27
        Accrued royalties                                                    -                     38
        Accrued PRC government management fees                              58                     72
        Accrued asset acquisition costs                                    803                  1,560
        Accrued commissions                                                319                      -
        Other accrued liabilities                                          236                    366
                                                            -------------------    --------------------
                 Total accrued liabilities                  $            2,495      $           3,588

                                                            ===================    ====================

      7.  LINE OF CREDIT

               The Company  has  $5,000,000  asset-based  credit line with Wells
          Fargo Business Credit, Inc. The credit line, which expires on March 9, 2006, has an interest rate of prime plus 1.25% per annum and is subject to a minimum monthly interest payment of $10,000, includes certain financial covenants, and is guaranteed by a former officer of the Company. At January 31, 2005 the outstanding balance is $3,062,000. Based on eligible accounts receivable, there was approximately $44,700 available under the line at January 31, 2005.


      8.  STOCKHOLDERS' EQUITY

          Stock Option Plans

               During the three months ended January 31, 2005, there were 174,800 options granted at a price equal to or greater than market price at the date of the grant. There were no options that were cancelled or expired, and 519,875 options were exercised under the employee stock option plans at prices that ranged from $0.15 to $6.70 per share.

               The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                                 Three Months Ended
                                                                                     January 31
                                                                         2005                         2004
                                                                 --------------------------------------------------
         Net income as reported                                   $     1,015                 $        621
         Deduct:  Total stock-based employee compensation
         expense determined under fair value based method for
         all awards.                                                      (96)                         (18)
                                                                 ----------------------     -------------------------
         Pro-forma net income                                     $       919                 $        603
                                                                 ======================     =========================

         Earnings per share:
         Basic - as reported                                      $      0.03                 $       0.03
                                                                 ======================     =========================
         Diluted - as reported                                    $      0.03                 $       0.02
                                                                 ======================     =========================
         Basic - pro forma                                        $      0.03                 $       0.03
                                                                 ======================     =========================
         Diluted - pro forma                                      $      0.03                 $       0.02
                                                                 ======================     =========================

               In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123 "Accounting for Stock-Based Compensation," to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. The Company will be required to comply with the provisions of SFAS No. 123R as of the first interim period that begins after June 15, 2005 (August 1, 2005 for the Company). The Company currently does not record compensation expense related to its stock-based employee compensation plans in its financial statements. The Company currently makes a pro-forma disclosure of the expense related to its Stock-Based compensation plans (See footnote No. 8 to the financial statements).

          Common Stock Issued
          -------------------

               During the three months ended January 31, 2005, the Company issued 891,698 shares of common stock. Of these 51,948 shares of the Company's common stock were issued in accordance with the employment agreement with the Company's Chairman and CEO as a signing bonus at a share price of $3.85, the fair market value as of the date of the agreement and 2,500 shares issued as a compensation to a consultant at $5.45 per share, the fair market value as of the date of the agreement. The expense related to the issuance of the shares to the Company's Chairman and CEO was accrued in the fiscal year ended October 31, 2004. The Company issued 317,375 shares of the Company's common stock through exercise of warrants at exercise prices from $0.16 to $0.75 per share. The Company issued 519,875 shares of the Company's common stock through exercise of stock options issued under the Company's stock option and incentive plans at exercise prices from $0.15 to $6.70 per share.



      9.  COMMITMENT

               On November 23, 2004 the Company entered into a lease for the relocation of the Company's corporate headquarters. The lease will begin on May 1, 2005 coinciding with expiration of the lease for the premises that the Company currently occupies. The term of the lease is five (5) years with an option to renew for two additional three-year terms. The initial annual rent is $129,600.



     10.  SEGMENT AND GEOGRAPHIC INFORMATION

               The Company produces displays and display modules for the end products of OEM and EMS manufacturers and hence operates in one segment. However, the Company has four major geographic territories where it sells and distributes essentially the same products. These are the United States, China (including Hong Kong, Asia (excluding China and Hong Kong) and Europe. The sales and assets by geographical area were (in thousands):

       ----------------------------------------------------------------------------------------------------------
       Revenues for Three Months Ended:                            January 31, 2005              January 31, 2004
       ----------------------------------------------------------------------------------------------------------
       United States                                                 $    4,501                     $   3,643
       China (including Hong Kong)                                        1,956                         3,400
       Asia (excluding Hong Kong and China)                               8,223                         1,095
       Europe                                                             2,231                         1,267
       Other                                                              1,202                           391
                                                               ------------------------      ------------------------
       Total                                                         $   18,113                     $   9,796
                                                               ========================      ========================




       -----------------------------------------------------------------------------------------------------------
       "Long Lived" Assets                                         January 31, 2005              October 31, 2004
       -----------------------------------------------------------------------------------------------------------
       United States                                                 $       91                     $     110
       China (including Hong Kong)                                       18,000                        16,308
                                                               ------------------------      ------------------------
       Total                                                         $   18,091                     $  16,418
                                                               ========================      ========================


     11.  SUBSEQUENT EVENTS

               On February 17, 2005, subsequent to the quarter end, the Company entered into a one year eight day lease to relocate the Company's office facility in Hong Kong. This lease replaces the lease on the current premises which has expired. The annual rental is $9,076.

               On February 18, 2005, subsequent to the quarter end, the Company signed a commitment letter with The Wells Fargo HSBC Trade Bank N.A. for a $20,000,000 revolving line of credit at an interest rate of prime plus 0.50% per annum which includes certain financial covenants. The transaction is expected to conclude by the end of March 2005. This line will replace the Company's current asset-based line with Wells Fargo Business Credit, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including "believes," "considers," "intends," "expects," "may," "will," "should," "forecast," or "anticipates," or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected and in the future could affect our actual results and could cause actual consolidated results for fiscal year 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and times needed, realization of forecasted income and expenses by the PRC Companies (as defined herein), initiatives by competitors, price pressures, changes in the political climate for business in the People's Republic of China, the loss of one or more of our significant customers, and other risk factors listed from time to time in the Company's SEC reports including in particular, the factors and discussion in our Form 10-K for the year ended October 31, 2004 and the factor listed below regarding the equipment acquisition.

     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three month period ended January 31, 2005 and January 31, 2004.

Overview

     We manufacture LCDs and LCD modules and assemblies for major OEMs and EMSs and offer design and engineering services related to those products. Our target OEM customers operate in the telecommunications, utilities, automotive, medical, computing, office equipment, home appliance and consumer electronics industries. Our components and modules are used in various electronic products in these industries. Developments in our industry over the years have resulted in lower costs for displays. As a result of the decreased costs for LCDs, new display designs and applications are being incorporated into products in new market segments.

     Historically we focused our efforts on decreasing costs and streamlining our corporate structure, while focusing on development of new key customers with high volume, multi-product needs for displays and display modules. We also strengthened our core engineering competencies and manufacturing processes. We also began to engage our customers at the design phase and emphasized our engineering design capability and product quality to facilitate product changes and the effective rollout of new products for our customers. More recently, with our expanded base of strong customers, our focus has begun to shift to servicing those customers through continual product changes and development of new products. This focus has steadily improved our capacity utilization and resulted in the acquisition of major accounts providing significant volume increase.

     With the acquisition of a color LCD line and TFT assembly equipment and the addition of 140,000 feet of manufacturing space, the Company has increased capacity to offer existing and new customers an expanded color product line. The focus will be to utilize our engineering and manufacturing competencies to fill the added capacity in order to absorb overhead created by the expansion and maintain acceptable margins. Production is expected to begin by the end of the second quarter of fiscal 2005.

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


Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition presented in this section are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). During the preparation of our financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pensions and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on the weighted average-cost basis. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead. Provisions are made for obsolete or slow moving inventory based on management estimates. In November 2004 the FASB issued Statement No. 151, Inventory, an amendment of ARB No. 43, Chapter. While retaining the general principal of ARB 43, Chapter 4, it amends ARB to clarify that:

        o abnormal amounts of idle facilities, freight, handling costs, and spoilage should be recognized as charges of the current period and

        o allocation of fixed production overheads to inventories should be based on the normal capacity of the production facilities.

Implementation of FASB Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and should be applied prospectively. Early application is permitted. The Company does not expect that implementation of FASB Statement No. 151 will have a material financial impact on the results of operations.

Stock Based Compensation

     In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123 "Accounting for Stock-Based Compensation," to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. The Company will be required to comply with the provisions of SFAS No. 123R as of the first interim period that begins after June 15, 2005 (August 1, 2005 for the Company). The Company currently does not record compensation expense related to its stock-based employee compensation plans in its financial statements. The Company does currently makes a pro-forma disclosure of the expense related to its Stock-Based compensation plans (See footnote No. 8 to the financial statements).

Income Taxes

     Pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes," income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At January 31, 2005, we had approximately $9,336,000 of net operating loss carry forward available resulting in approximately $3,734,000 of deferred tax assets which are not included in our balance sheet due to uncertainty of realizing them.

Results of Operations

Comparison of the Three Months Ended January 31, 2005 and 2004.

     Net Sales - Net sales were $18,113,000 and $9,796,000 for the quarters ended January 31, 2005 and 2004 respectively, an increase of 85%. The increase can be attributed to the continuing success of the Company's marketing plan which realigned the Company's customer base to eliminate low volume customers and replace them with high volume customers.

     Cost of Goods Sold - Cost of sales was 80% and 76% of net sales for the quarters ended January 31, 2005 and 2004, respectively. Sub-contracting charges due to COG capacity that did not come on line in time to meet production requirements accounted for 2% of the increase. The remainder is attributable to increased raw material and transportation costs partly offset by decreased labor overtime costs and decreased utility costs resulting from the switch to city power from diesel self-generated power.

     General and Administrative - General and Administrative expenses increased 73% to $1,917,000 from $1,106,000 for the quarters ended January 31, 2005 and 2004 respectively. As a percentage of sales, General and Administrative expenses were 11% for both the quarters ended January 31, 2005 and 2004. This increase is attributed to increased number of employees and employee related expenses, increased professional fees, increased rent and utility expense for the
Company's new factory facility and increased currency exchange losses. Significant elements of this expense include employee related expenses of $832,000, rent and utility costs of $264,000 and professional fees of $339,000 for the quarter ended January 31, 2005.

     Selling, Marketing and Customer Service - Selling, Marketing and Customer Service expenses increased to $590,000 from $394,000 for the quarters ended January 31, 2005 and 2004 respectively, an increase of 50%. As a percentage of sales, Selling, Marketing and Customer Service expenses were 3% and 4% for the quarters ended January 31, 2005 and 2004 respectively. The increased expense can be attributed to increased commission expense (due to increased sales), travel expense, and trade show expense. Significant elements of this expense consist of employee related expenses of $162,000, commission expense of $292,000 for the quarter ended January 31, 2005.

     Engineering, Design, and Project Management - Engineering, design and project management expenses were $83,000 and $142,000 for the quarters ended January 31, 2005 and 2004 respectively, a decrease of 42%. The decrease is attributable to decreased salary costs resulting from the retirement of the Company's Chief Technical Officer. A significant element of this expense includes employee salary and related expenses of $77,000.

     Interest Expense (net) - Interest expense (net of interest income of $14,000) decreased 55% to $62,000 from $138,000 for the quarters ended January 31, 2005 and 2004 respectively. The quarter on quarter decrease is attributable to the Company's repayment of all outstanding notes totaling $1,524,000 (at a 12% interest rate) in May 2004 and the fact that the Company's current credit facility is at a much lower rate of prime plus 1.25%.

     Other Income / Expense - Other income was $24,000 and $23,000 for the quarters ended January 31, 2005 and 2004 respectively. The primary component of other income was rental income of $24,000.

     Net Income - Net income was $1,015,000 ($0.03 per share, basic and diluted) and $621,000 ($0.03 per share basic and $0.02 per share diluted) for the quarters ended January 31, 2005 and 2004 respectively. Increased sales are the reason for increase in net income.


Liquidity and Capital Resources

     Adjusted for non-cash items, net income for the three months ended January 31, 2005 and 2004 resulted in net cash inflows from operations of $1,454,000 and $898,000 respectively. Cash outflows as a result in changes in operating assets and liabilities were $1,399,000 for the three months ended January 31, 2005 primarily resulting from increases in accounts receivable of $1,824,000, decreases in inventories of $309,000, increases in prepaid expenses of $253,000, increases in accounts payable of $1,462,000 (attributed to increased sales), and decreases in accrued liabilities of $1,093,000, compared to cash outflows of $1,270,000 for the three months ended January 31, 2004. Cash used in investing activities was $1,899,000 and $844,000 for the three months ended January 31, 2005 and 2004 respectively. These funds were used primarily for tenant improvements and equipment installation at the Company's north campus which houses the new LCD line. Cash outflows from financing activities were $177,000 for the three months ended January 31, 2005 primarily from the issuance of common stock for exercise of stock options of $1,182,000 offset by a decrease of $1,336,000 in outstanding debt on the Company's line of credit. Cash inflows from financing activities were $3,782,000 for the three months ended January 31, 2004 primarily from a private placement of the Company's common stock of $4,407,000 in December 2003.

     The Company requires capital to repay certain existing fixed obligations, to provide for additional working capital and to invest in capital equipment to grow in accordance with its business plan. Subsequent to the quarter ended January 31, 2005, on February 18, 2005 the Company signed a commitment letter with The Wells Fargo HSBC Trade Bank for a $20,000,000 revolving line of credit to be secured by the Company's assets. This line will replace the Company's current asset-based line of credit which only allows for borrowing against eligible accounts receivable. The transaction is expected to be finalized by the end of March 2005.

     On January 31, 2005 we had $496,000 of debt due within a year in addition to $3,062,000 due on our credit line.

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

     Effective January 1, 1994, China adopted a floating currency system whereby the official exchange rate equaled the market rate. Since the market and official RMB rates were unified, the value of the RMB against the U.S. dollar has been stable. There is currently pressure being exerted by the U.S. and others for the RMB to be permitted to float more freely but it is unclear whether this would lead to an upward movement in the exchange rate between the RMB and the U.S. dollar. It is not currently possible to hedge against movement in the RMB exchange rate through conventional means. We are thus not hedged and remain exposed to movement in the exchange rate. We incur approximately 30% of our expenses in RMB and have negligible RMB revenue; an increase in the value of the RMB would thus have an adverse affect on our operating margins and minimal effect on our monetary assets denominated in RMB as cash holdings which broadly equate to the remaining installment of RMB 3.3 million (US$ 403,000 at current rates) due on a three mortgage repayable in June 2005.

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


                                    INTERNATIONAL DISPLAYWORKS, INC.



Date:  February 23, 2005            /s/ Jeffrey G. Winzeler
       -----------------            --------------------------------------------
                                    Jeffrey G. Winzeler, Chief Financial Officer
                                    (Principal Accounting Officer and Principal
                                    Financial Officer)