Form 10-Q
period 2005-04-30
INTERNATIONAL DISPLAYWORKS, INC
filed 2005-06-06
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2005

                         Commission File Number: 0-27002

                        INTERNATIONAL DISPLAYWORKS, INC.
             (Exact name of Registrant as specified in its charter)


        Delaware                                         94-3333649
        --------                                         ----------
    (State of or other                              (I.R.S. Employer
jurisdiction of incorporation or                    Identification No.)
      organization)

1613 Santa Clara Drive, Roseville, California                     95661-3542
---------------------------------------------                     ----------
(Address of principal executive offices)                          (Zip Code)

                                 (916) 797-6800
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes [x] No [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                   Yes [x] No [ ]

The number of shares outstanding of the registrant's Common Stock, no par value, as of May 18, 2005 was 31,691,206.

                        INTERNATIONAL DISPLAYWORKS, INC.



INDEX


Part 1 Consolidated Financial Information                           Page Number
                                                                    -----------

Item 1.  Consolidated Financial Statements (Unaudited):

           Balance Sheets at April 30, 2005 and October 31, 2004...............3

           Statements of Operations for the
           Three and six months ended April 30, 2005 and 2004..................4

           Statements of Cash Flows for the
           Three and six months ended April 30, 2005 and 2004..................5

           Notes to Financial Statements.......................................7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............17

Item 4.  Controls and Procedures..............................................18


Part II  Other Information

Item 1.  Legal Proceedings....................................................18

Item 2.  Changes in Securities and Use of Proceeds............................18

Item 3.  Default Upon Senior Securities.......................................18

Item 4.  Submission of Matters to a Vote of Security Holders..................18

Item 5.  Other Information....................................................20

Item 6.  Exhibits.............................................................20

Signatures....................................................................21

Certifications................................................................24



                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               -------------------   -----------------
                                       ASSETS                                      April 30,           October 31,
                                       ------                                        2005                 2004
                                                                                   Unaudited
                                                                               -------------------   -----------------
Current assets:
     Cash and cash equivalents
        Cash in banks                                                           $        8,224                 8,187
        Cash in commercial paper                                                           -                   1,999
                                                                               -------------------   -----------------
        Total cash and cash equivalents                                                  8,224                10,186
     Accounts receivable,
         net of allowance for doubtful accounts of $110 and $101                        19,610                11,378
     Inventories                                                                         8,257                 5,780
     Prepaid expenses and other current assets                                           2,265                 1,160
                                                                               -------------------   -----------------
        Total current assets                                                            38,356                28,504
                                                                               -------------------   -----------------

Property, plant and equipment at cost, net                                              26,926                16,418
                                                                               -------------------   -----------------
        Total assets                                                            $       65,282        $       44,922
                                                                               ===================   =================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
     Accounts payable                                                           $        13,659                7,236
     Accrued liabilities                                                                  3,686                3,588
     Line of credit                                                                      11,739                4,398
     Current portion of long term debt                                                    2,918                  496
                                                                               -------------------   -----------------
        Total current liabilities                                                        32,002               15,718

Long-term debt, net of current portion                                                       31                   70
                                                                               -------------------   -----------------
        Total liabilities                                                                32,033               15,788
                                                                               -------------------   -----------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par, 10,000,000 shares authorized,
        none issued
     Common stock, no par, 100,000,000 shares authorized
        31,682,456 and 30,573,383  shares issued and outstanding
        at April 30, 2005 and October 31, 2004 respectively                             67,267                65,642
     Accumulated deficit                                                               (34,091)              (36,579)
     Cumulative translation adjustment                                                      73                    71
                                                                               -------------------   -----------------
        Total shareholders' equity                                                      33,249                29,134
                                                                               -------------------   -----------------
        Total liabilities and shareholders' equity                              $       65,282        $       44,922
                                                                               ===================   =================

                      The accompanying notes are an integral part of these financial statements




                                         INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except Share and per share data)

                                                                      For Six Months Ended             For Three Months Ended
                                                                --------------------------------- ----------------- ----------------
                                                                April 30, 2005   April 30, 2004    April 30, 2005   April 30, 2004
                                                                   Unaudited       Unaudited         Unaudited        Unaudited
                                                                ---------------- ---------------- ----------------- ----------------

     Sales                                                            $  40,789        $  20,420        $   22,676        $  10,624
Cost of goods sold                                                       33,026           15,875            18,556            8,456
                                                                ---------------- ---------------- ----------------- ----------------
     Gross profit                                                         7,763            4,545             4,120            2,168
                                                                ---------------- ---------------- ----------------- ----------------

Operating expenses:
     General and administrative                                           3,695            2,345             1,777            1,239
     Selling, marketing and customer service                              1,174              875               584              481
     Engineering, advanced design and
                 product management                                         251              331               169              190
                                                                ---------------- ----------------- ---------------- ----------------
                              Total operating expenses                    5,120            3,551             2,530            1,910
                                                                ---------------- ---------------- ----------------- ----------------

                              Operating income                            2,643              994             1,590              258
                                                                ---------------- ---------------- ----------------- ----------------
Other income (expense):
     Interest expense                                                      (177)            (249)             (115)            (111)
     Other income (expense)                                                  22             (573)               (2)            (596)
                                                                ---------------- ----------------- ---------------- ----------------
                              Total other expense
                                                                           (155)            (822)             (117)            (707)
                                                                ---------------- ---------------- ----------------- ----------------

                              Income (loss) from continuing operations

                                          before income taxes             2,488              172             1,473             (449)
                                                                ---------------- ---------------- ----------------- ----------------

                              Provision for income taxes                      -                -                 -                -
                                                                ---------------- ---------------- ----------------- ----------------

                              Net income (loss)                       $   2,488         $    172         $   1,473       $     (449)
                                                                ================ ================ ================= ================

Basic and diluted income (loss) per common share

                 Basic                                                $    0.08         $   0.01         $    0.05       $    (0.02)
                                                                ================ ================ ================= ================

                 Diluted                                              $    0.08         $   0.01         $    0.05       $    (0.02)
                                                                ================ ================ ================= ================
Weighted average common shares outstanding
                 Basic                                               31,146,049       23,675,562        31,525,498       24,906,508
                 Diluted                                             32,131,389       26,117,449        32,510,838       27,348,395
                                                                ================ ================ ================= ================

                             The accompanying notes are an integral part of these financial statements


                        INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                                                                  ------------------------------------------
                                                                                            For the Periods Ended
                                                                                                   Six Months
                                                                                        April 30              April 30
                                                                                          2005                  2004
                                                                                       Unaudited             Unaudited
                                                                                  ---------------------- -------------------
Cash flows from operating activities:
     Net income                                                                             $     2,488          $      172
     Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
            Depreciation                                                                            841                 444
            Stock issued for services                                                               214                  58
            Foreign currency translation                                                              2                   2
            Gain on disposal of fixed assets                                                        (43)                  -
                                                                                  ---------------------- -------------------
                                                                                                  3,502                 676

            Changes in operating assets and liabilities, net of business combinations:
                    Increase in accounts receivable                                              (5,150)             (3,329)
                    Increase in Inventories                                                        (477)               (523)
                    Decrease in prepaid expenses and other current assets                            81                 377
                    Increase in accounts payable                                                  3,737               1,290
                    (Decrease) increase in accrued liabilities                                     (751)                729
                                                                                  ---------------------- -------------------
                                  Net cash used in operating activities                             942                (780)

Cash flows from investing activities:
     Acquisitions of property, plant and equipment                                               (3,430)               (978)
     Acquisition of Three-Five Beijing Co., Ltd., net of cash acquired                           (8,229)
     Proceeds from disposal of property, plant & equipment                                           51                   -
                                                                                  ---------------------- -------------------
                                  Net cash used in investing activities
                                                                                                (11,608)               (978)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                       1,411               4,743
     Proceeds from issuance of warrants                                                               -                  64
     Proceeds from lines of credit, net                                                           7,341                 606
     Payment on  debt - related parties                                                               -                 (50)
     (Payment) proceeds from debt                                                                   (48)                  6
                                                                                  ---------------------- -------------------
         Net cash provided by financing activities                                                8,704               5,369

Increase (decrease) in cash and cash equivalents                                                 (1,962)               3,611

Cash and cash equivalents at beginning of period                                                 10,186               1,178
                                                                                  ---------------------- -------------------
Cash and cash equivalents at end of period                                                   $    8,224         $     4,789
                                                                                  ====================== ===================
Supplemental disclosure:
     Cash paid for interest                                                                  $      177         $       215
                                                                                  ====================== ===================
     Cash paid for income taxes                                                              $        -         $         -
                                                                                  ====================== ===================
Non-cash financing activities:
     Stock issued for services                                                               $      214         $        58
                                                                                  ====================== ===================

Supplemental disclosure of non-cash information:

In connection with the acquisition of Three-Five (Beijing) Co. Ltd. the Company paid $8 million in cash, incurred an estimated $229 thousand in expenses related to the acquisition and acquired the following assets and liabilities:
                    Current Assets
                                  Inventory                                                 $     2,000
                                  Prepaid expenses and other current assets                       1,186
                                                                                  ----------------------
                              Total current assets                                                3,186

                    Non-current assets
                                  Property and equipment, at cost                                 9,535

                    Current Liabilities
                                  Mortgage payable                                               (2,416)
                                  Accrued liabilities                                              (793)
                                                                                  ----------------------

                                                 Total current liabilities                       (3,209)
                                                                                  ----------------------

                    Total assets acquired                                                         9,512
                                                                                  ======================

                         The accompanying notes are an integral part of these financial statements




                  INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of International DisplayWorks, Inc., and its subsidiaries (collectively referred to as the "Company" or "IDW"). The un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2005 are not necessarily indicative of the results that may be expected for the 2005 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

     The accompanying consolidated balance sheet at October 31, 2004, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.


2.   ORGANIZATION

     Description of Business

     International DisplayWorks, Inc. (the "Company"), headquartered in Roseville, California, was incorporated in the state of Delaware in June of 1999. On October 31, 2001, the Company merged with its parent, Granite Bay Technologies, Inc., a California corporation.

     The Company, together with its subsidiaries, all of which are wholly owned, is engaged in the design, manufacture and worldwide distribution of liquid crystal displays (LCDs), modules, and assemblies for major original equipment manufacturers (OEMs) with applications in telecommunications, utilities, automotive, industrial, medical, and consumer products.

     The Company's manufacturing operations are in Shenzhen and Beijing, People's Republic of China (PRC) where we manufacture Liquid Crystal Displays
(LCDs) and LCD modules using various display technologies such as chip-on-glass ("COG"), chip-on-board ("COB"), chip-on-flex ("COF"), surface mount technology ("SMT"), and tape automated bonding ("TAB"). The Company also provides enhanced services by adding other components such as back lighting, and keypads to module assemblies as well as having the capabilities to produce complete turn-key products.

     On April 8, 2005 the Company, through its wholly owned subsidiary International DisplayWorks (Hong Kong) Ltd, acquired 100% of the outstanding shares of Three-Five Systems (Beijing) Co., Ltd. Three-Five Systems (Beijing) Co., Ltd. ("Three-Five Beijing") is located in Beijing, PRC where it has a long-term land lease and owns the building in which it assembles thin film transistor ("TFT") and super-twist nematic ("STN") displays. The acquisition, which was accounted for by the purchase method of accounting, consisted of an $8 million cash payment, the assumption of $2.4 million in debt and an earn-out provision based on specific revenue targets. The Company paid the purchase price from its existing credit facility with Wells Fargo HSBC Trade Bank N.A. and cash generated from operations.


3.      INVENTORIES

        Inventories consisted of the following (in thousands):
                                                                 April 30,           October 31, 2004
                                                                    2005
                                                             -------------------    --------------------
        Finished goods                                       $           1,527      $             917
        Work-in-progress                                                 2,177                  1,820
        Raw materials                                                    4,957                  3,510
        Less: reserve for obsolete inventories                            (404)                  (467)
                                                             -------------------    --------------------
        Total inventories                                    $           8,257      $           5,780

                                                             ===================    ====================

4.      PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consisted of the following (in thousands):
                                                                 April 30,           October 31, 2004
                                                                    2005
                                                             -------------------    --------------------

        Prepaid expenses                                     $             672      $            259
        Advances to suppliers                                              411                   447
        PRC - VAT  recoverable                                             675                   145
        Other                                                              507                   309
                                                             -------------------    --------------------
        Total prepaid expenses and other current assets      $           2,265      $          1,160
                                                             ===================    ====================

5.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following (in thousands):
                                                                 April 30,           October 31, 2004
                                                                    2005
                                                             -------------------    --------------------
        Land and buildings                                           $    7,704              $    1,185
        Furniture, fixtures and equipment                                 4,071                   2,503
        Machinery                                                        15,432                  14,476
        Leasehold improvements                                            4,497                     410
        Construction in progress                                             66                   1,857
                                                             -------------------    --------------------
                                                                         31,770                  20,431
        Less: accumulated depreciation                                   (4,844)                 (4,013)
                                                             -------------------    --------------------

        Net property, plant and equipment                    $           26,926             $    16,418
                                                             ===================    ====================

6.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following (in thousands):
                                                                April 30,           October 31, 2004
                                                                   2005
                                                            -------------------    --------------------
        Accrued payroll and related liabilities             $            1,369     $           1,335
        Accrued staff hostel expenses                                      186                   190
        Accrued inventory purchases                                        133                    27
        Accrued royalties                                                    -                    38
        Accrued PRC government management fees                              94                    72
        Accrued asset acquisition costs                                    640                 1,560
        Accrued commissions                                                206                     -
        Other accrued liabilities                                        1,058                   366
                                                            -------------------    --------------------
                 Total accrued liabilities                          $    3,686     $           3,588
                                                            ===================    ====================


7.       LINE OF CREDIT

                  The Company has a $20,000,000 credit line with Wells Fargo HSBC Trade Bank N.A. The credit line, which expires on March 30, 2006, has an interest rate of prime plus 0.5% per annum or LIBOR plus 3% with a 30-, 60-, 90- or 180-day option, an unused line fee of 0.1%, and includes certain financial covenants. At April 30, 2005, the outstanding balance was $11,739,000. There was approximately $8,261,000 available under the line at April 30, 2005.

8.       STOCKHOLDERS' EQUITY

         Stock Option Plans

                  During the six months ended April 30, 2005, there were 382,800 options granted at a price equal to or greater than market price at the date of the grant. There were no options that were cancelled or expired, and 737,250 options were exercised under the employee stock option plans at prices that ranged from $0.15 to $6.70 per share.

                  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                    Six Months Ended                         Three Months Ended

                                                        April 30                                  April 30
                                                2005                2004                  2005                  2004
                                           ---------------- -- ---------------- -- -------------------- -- ----------------
         Net income (loss) as reported      $        2,488      $         172       $          1,473        $        (449)
         Deduct:  Total stock-based
         employee compensation expense
         determined under fair value
         based method for all awards.                 (198)               (41)                   (99)                 (21)
                                           ----------------    ---------------- -- --------------------    ----------------
         Pro forma net income (loss)        $        2,290      $         131       $          1,374        $        (470)
                                           ================    ================    ====================    ================

         Earnings per share:
         Basic - as reported                $         0.08      $        0.01       $           0.05        $       (0.02)
                                           ================    ================    ====================    ================
         Diluted - as reported              $         0.08      $        0.01       $           0.05        $       (0.02)
                                           ================    ================    ====================    ================
         Basic - pro forma                  $         0.07      $        0.01       $           0.04        $       (0.02)
                                           ================    ================    ====================    ================
         Diluted - pro forma                $         0.07      $        0.01       $           0.04        $       (0.02)
                                           ================    ================    ====================    ================

               In December  2004, the FASB issued SFAS No. 123R that amends SFAS
          No. 123 "Accounting for Stock-Based Compensation," to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. The Company will be required to comply with the provisions of SFAS No. 123R as of November 1, 2005, the begenning of it's next fiscal year. The Company currently does not record compensation expense related to its stock-based employee compensation plans in its financial statements. The Company currently makes a pro-forma disclosure of the expense related to its Stock-Based compensation plans.

     Common Stock Issued
     -------------------

          During the six months ended April 30, 2005, the Company issued 1,109,073 shares of common stock. Of these 51,948 shares of the Company's common stock were issued accordance with the employment agreement with the Company's Chairman and CEO as a signing bonus at a share price of $3.85, the fair market value as of the date of the agreement. The expense related to the issuance of these shares was accrued in the fiscal year ended October 31, 2004. The Company issued 2,500 shares as compensation to a consultant at a share price of $5.45, the fair market value as of the date of the agreement. The Company issued 317,375 shares of the Company's common stock through exercise of warrants at exercise prices from $0.16 to $0.75 per share. The Company issued 734,750 shares of the Company's common stock through exercise of stock options issued under the Company's stock option and incentive plans at exercise prices from $0.15 to $6.70 per share.



9.   COMMITMENTS

          On November 23, 2004 the Company entered into a lease for the relocation of the Company's corporate headquarters. The lease began on May 1, 2005 coinciding with the expiration of the lease for the premises that the Company previously occupied. The term of the lease is five (5) years with an option to renew for two additional three-year terms. The initial annual rent is $129,600.

          On February 17, 2005, the Company entered into a one-year eight-day lease to relocate the Company's office facility in Hong Kong. This lease replaces the lease on the current premises which has expired. The annual rental is $9,076.

          On March 30, 2005 the Company signed a one-year renewable agreement with The Wells Fargo HSBC Trade Bank N.A. for a $20,000,000 revolving line of credit at an interest rate of prime plus 0.50% per annum or LIBOR plus 3% with a 30-, 60-, 90-, or 180-day option which includes certain financial covenants. This line replaces the Company's current asset-based line with Wells Fargo Business Credit, Inc.


10.  SEGMENT AND GEOGRAPHIC INFORMATION

          The Company produces displays and display modules for the end products of OEM and EMS manufacturers and hence operates in one segment. However, the Company has four major geographic territories where it sells and distributes essentially the same products. These are the United States, China (including Hong Kong, Asia (excluding Hong Kong and China) and Europe. The sales and assets by geographical area were (in thousands):


         ------------------------------------------------------------ --------------------- ---- --------------------
         Revenues for Six Months Ended:                                   April 30, 2005            April 30, 2004
         ------------------------------------------------------------ --------------------- ---- --------------------
         United States                                                            $  9,787                 $   8,019
         China (including Hong Kong)                                                 6,878                     3,142
         Asia (excluding Hong Kong and China)                                       18,693                     4,231
         Europe                                                                      4,328                     3,729
         Other                                                                       1,103                     1,299
                                                                      ---------------------      --------------------
         Total                                                                   $  40,789                   $20,420
                                                                      =====================      ====================

         ------------------------------------------------------------ --------------------- ---- --------------------
         Revenues for Three Months Ended:                                 April 30, 2005            April 30, 2004
         ------------------------------------------------------------ --------------------- ---- --------------------
         United States                                                            $  5,286                 $   4,347
         China (including Hong Kong)                                                 4,840                     1,555
         Asia (excluding Hong Kong and China)                                       10,802                     2,181
         Europe                                                                      1,376                     1,903
         Other                                                                         372                       638
                                                                      ---------------------      --------------------
         Total                                                                   $  22,676                 $  10,624
                                                                      =====================      ====================

         ------------------------------------------------------------ --------------------- ---- --------------------
         "Long Lived" Assets                                              April 30, 2005           October 31, 2004
         ------------------------------------------------------------ --------------------- ---- --------------------
         United States                                                 $                81        $              110
         China (including Hong Kong)                                                26,845                    16,308
                                                                      ---------------------      --------------------
         Total                                                         $            26,926        $           16,418
                                                                      =====================      ====================


11.  SUBSEQUENT EVENT

          On May 16, 2005 the Company received notification from the PRC of the successful transfer of the business license from Three-Five Systems, Inc. to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and six month periods ended April 30, 2005 and April 30, 2004.

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

     With the acquisition of an additional LCD line capable of producing color LCDs, TFT assembly equipment and an assembly facility in Beijing People's Republic of China, adding a total of 196,000 feet of manufacturing space, the Company has increased capacity to offer existing and new customers an expanded product line including CSTN and TFT products. The focus will be to utilize our engineering and manufacturing competencies to fill the added capacity in order to absorb overhead created by the expansion and maintain acceptable margins.

     Our production is typically based on purchase orders received from customers. However, for certain customers we may purchase components based on non-binding forecasts or in anticipation of orders for products, consistent with our involvement with the customers. We generally do not obtain long-term commitments from our customers and economic changes in a customer's industry could impact our revenue in any given period. One of our risks in manufacturing results from inventories that may become obsolete due to customer product changes and discontinuation of old products for next generation products. We manage this risk through customer forecasts and our involvement in product changes and engineering. Our design and engineering services also allow us to better understand and meet our customers' needs and anticipate industry changes that might impact our inventory and purchasing decisions. Although increases in labor costs and other charges may impact cost of sales, our yield rate is one of the most significant factors affecting our manufacturing operations and results. As our industry experiences an overall upswing in its economic cycle we are increasingly exposed to possible supply shortages of certain key components for which alternative sources are not always available.

     We are ISO-certified and emphasize our quality and manufacturing processes, and we are generally pre-qualified through quality inspections by our major customers. We emphasize incoming quality inspection and in-process inspection to improve yield and reduce warranty claims and product returns. We believe that our quality and manufacturing processes are our core strengths. We do not anticipate any change in our practices and consider our investment in our engineering and quality departments as a continuing cost of doing business.


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

Business Combinations

     We account for business combinations in accordance with FASB Statement No. 141, Business Combinations. The Company completed the acquisition of Three-Five (Beijing) Co., Ltd on April 8, 2005. The purchase price paid for the acquisition was below the book value of the assets acquired. There has not yet been an independent valuation of the value of the assets. Management has used their best estimates and knowledge to determine that the book value of the assets acquired is fairly stated. The final cost of the acquisition, including costs related to the acquisition, may require adjustment.

Revenue Recognition

     We recognize revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements." SAB No. 104 requires that revenue be recognized when all of the following conditions are met:

..       Persuasive evidence of an arrangement exists;

..       Delivery has occurred or services have been rendered;

..       Price to the customer is fixed or determinable; and

..       Collectability is reasonably assured.

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

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on the weighted average-cost basis. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead. Provisions are made for obsolete or slow moving inventory based on management estimates. In November 2004 the FASB issued Statement No. 151, Inventory, an amendment of ARB No. 43, Chapter. While retaining the general principle of ARB 43, Chapter 4, it amends ARB to clarify that:

  . abnormal amounts of idle facilities, freight, handling costs, and spoilage should be recognized as charges of the current period and

  . allocation of fixed production overheads to inventories should be based on the normal capacity of the production facilities.

Implementation of FASB Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and should be applied prospectively. Early application is permitted. The Company does not expect that implementation of FASB Statement No. 151 will have a material financial impact on the results of operations.

Stock Based Compensation

     In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123 "Accounting for Stock-Based Compensation," to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. The Company will be required to comply with the provisions of SFAS No. 123R as of November 1, 2005, the begenning of it's next fiscal year. The Company currently does not record compensation expense related to its stock-based employee compensation plans in its financial statements. The Company currently makes a pro-forma disclosure of the expense related to its Stock-Based compensation plans (See footnote No. 8 to the financial statements).

Income Taxes

     Pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes," income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At April 30, 2005, we had approximately $7,863,000 of net operating loss carry forward available resulting in approximately $3,019,000 of deferred tax assets which are not included in our balance sheet due to uncertainty of realizing them.

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2005 and 2004.

     Net Sales - Net sales were $22,676,000 and $10,624,000 for the quarters ended April 30, 2005 and 2004 respectively, an increase of 113%. Net sales were $40,789,000 and $20,420,000 for the six months ended April 30, 2005 and 2004, respectively an increase of 100%. The increase for the three months and six months ended April 30, 2005, can be attributed to the continuing success of the Company's marketing plan which realigned the Company's customer base to eliminate low volume customers and replace them with high volume customers as well as increased capacity to accept additional orders through the addition of our new LCD line at our North Campus and the addition of new assembly capacity through the acquisition of Three-Five Beijing Co., Ltd.

     Cost of Goods Sold - Cost of sales was 82% and 80% of net sales for the quarters ended April 30, 2005 and 2004, respectively. Startup costs at the Company's North Campus contributed to a 3% increase in cost of goods sold.
Increased raw material and transportation costs offset by absorption of manufacturing overhead over an increased production output accounted for the remaining difference. Cost of sales was 81% and 78% for the six months ended April 30, 2005 and 2004, respectively. Start-up costs at the Company's North Campus contributed to 2% or two-thirds of the increase. Increased raw material and transportation costs offset by absorption of manufacturing overhead over an increased production output accounted for the remaining increase.

     General and Administrative - General and Administrative expenses increased 43% to $1,777,000 from $1,239,000 for the quarters ended April 30, 2005 and 2004 respectively. As a percentage of sales, General and Administrative expenses were 8% and 12% for the quarters ended April 30, 2005 and 2004, respectively. The Company anticipates that this percentage relationship to sales will continue to decrease in future periods. This cost increase is attributed to increased number of employees and employee related expenses, increased professional fees (in part due to outside consulting fees in connection with Sarbanes-Oxley Section 404 compliance), increased depreciation expense, increased rent and utilities attributed to North Campus pre-opening, offset by favorable exchange rate expense and reduced bad debt expense. The Company anticipates that costs associated with Sarbanes Oxley Section 404 compliance will continue through the fiscal year end as the Company prepares for its initial certification. Significant elements of this expense include employee related expenses of $891,000, rent and utility costs of $127,000 and professional fees of $264,000 for the quarter ended April 30, 2005. General and Administrative expenses increased 58% to $3,695,000 from $2,345,000 for the six months ended April 30, 2005 and 2004 respectively. As a percentage of sales, General and Administrative expenses were 9% and 12% for the six months ended April 30, 2005 and 2004, respectively. The Company anticipates that this percentage relationship to sales will continue to decrease in future periods. This cost increase is attributed to the increased number of employees and employee related expenses, increased professional fees (in part due to outside consulting fees in connection with Sarbanes-Oxley Section 404 Compliance), increased depreciation expense, increased rent and utilities attributed to North Campus pre-opening, offset by favorable exchange rate expense and reduced bad debt expense. The Company anticipates that costs associated with Sarbanes Oxley Section 404 compliance will continue through the fiscal year end as the Company prepares for its initial certification. Significant elements of this expense include employee related expenses of $1,723,000, rent and utility costs of $392,000 and professional fees of $603,000 for the six months ended April 30, 2005.

     Selling, Marketing and Customer Service - Selling, Marketing and Customer Service expenses increased to $584,000 from $481,000 for the quarters ended April 30, 2005 and 2004 respectively, an increase of 21%. As a percentage of sales, Selling, Marketing and Customer Service expenses were 3% and 5% for the quarters ended April 30, 2005 and 2004 respectively. The increased expense can be attributed to the increased number of employees and employee related expense, commission expense (due to increased sales) and travel expense. Significant elements of this expense consist of employee related expenses of $202,000, commission expense of $268,000 and travel expense of $43,000 for the quarter ended April 30, 2005. Selling, Marketing and Customer Service expenses increased to $1,174,000 from $875,000 for the six months ended April 30, 2005 and 2004 respectively, an increase of 34%. As a percentage of sales, Selling, Marketing and Customer Service expenses were 3% and 4% for the six months ended April 30, 2005 and 2004 respectively. The increased expense can be attributed to the increased number of employees and employee related expense, commission expense (due to increased sales) and travel expense. Significant elements of this expense consist of employee related expenses of $381,000, commission expense of $560,000 and travel expense of $82,000 for the six months ended April 30, 2005.

     Engineering, Design, and Project Management - Engineering, design and project management expenses were $169,000 and $190,000 for the quarters ended April 30, 2005 and 2004 respectively, a decrease of 11%. The decrease is attributable to decreased salary costs resulting from the retirement of the Company's Chief Technical Officer. A significant element of this expense includes employee salary and related expenses of $158,000. Engineering, design and project management expenses were $251,000 and $331,000 for the six months ended April 30, 2005 and 2004 respectively, a decrease of 24%. The decrease is attributable to decreased salary costs resulting from the retirement of the Company's Chief Technical Officer. A significant element of this expense includes employee salary and related expenses of $235,000 for the six months ended April 30, 2005.

     Interest Expense (net) - Interest expense (net of interest income of $12,000) increased 4% to $115,000 from $111,000 for the quarters ended April 30, 2005 and 2004 respectively. The increase is attributable to increased borrowings on the Company's line of credit related to the acquisition of Three-Five Beijing offset by a lower interest rate of prime plus 0.5% on the Company's new credit facility with Wells Fargo HSBC Trade Bank. Interest expense (net of interest income of $26,000) decreased 29% to $177,000 from $249,000 for the six months ended April 30, 2005 and 2004 respectively. The is attributable to the Company's repayment of all outstanding notes totaling $1,524,000 (at a 12% interest rate) in May 2004, lower average monthly borrowings during the six months ended April 30, 2005 and the fact that the Company's current credit facility is at a much lower rate of prime plus 0.5%.

     Other Income / Expense - Other expense was $2,000 and $596,000 for the quarters ended April 30, 2005 and 2004 respectively. The primary components of other expense were rental income of $5,000 offset by other expense of $3,000.
Other income was $22,000 for the six months ended April 30, 2005 and other expense was $573,000 for the six months ended April 30, 2004. Renal income was the source of the other income.

     Net Income - Net income was $1,473,000 ($0.05 per share basic and diluted) and the net loss was $449,000 ($0.02 per share basic diluted) for the quarters ended April 30, 2005 and 2004 respectively. Increased sales are the reason for increase in net income. Net income was $2,488,000 ($0.08 per share, basic and diluted) and $172,000 ($0.01 per share basic and diluted) for the six months ended April 30, 2005 and 2004, respectively. Increased sales are the reason for the increased net income.


Liquidity and Capital Resources

     Adjusted for non-cash items, net income for the six months ended April 30, 2005 and 2004 resulted in net cash inflows from operations of $3,502,000 and $676,000 respectively. Cash outflows as a result in changes in operating assets and liabilities were $2,560,000 for the six months ended April 30, 2005 primarily resulting from increases in accounts receivable of $5,150,000, increases in inventories of $477,000, decreases in prepaid expenses of $81,000, increases in accounts payable of $3,737,000 (attributed to increased sales), and decreases in accrued liabilities of $751,000, compared to cash outflows of $780,000 for the six months ended April 30, 2004. Cash used in investing activities was $11,608,000 ($8,229,000 for the acquisition of Three-Five Systems Beijing) and $978,000 for the six months ended April 30, 2005 and 2004 respectively. The funds not related to the Three-Five Systems Beijing acquisition were used primarily for tenant improvements and equipment installation at the Company's North Campus which houses the new LCD line. Cash inflows from financing activities were $8,704,000 and $5,369,000 for the six months ended April 30, 2005 and 2004, respectively, primarily from the issuance of common stock for exercise of stock options of $1,411,000, an increase of $7,341,000 in outstanding debt on the Company's line of credit to acquire Three-Five Beijing. Cash inflows from financing activities for the six months ended April 30, 2004 were $5,369,000 primarily from a private placement of the Company's common stock of $4,407,000 in December 2003.

     The Company requires capital to repay certain existing fixed obligations, to provide for additional working capital and to invest in capital equipment to grow in accordance with its business plan. On March 30, 2005, the Company signed a credit agreement with The Wells Fargo HSBC Trade Bank for a $20,000,000 revolving line of credit to be secured by the Company's assets. This line replaced the Company's asset-based line of credit which only allowed for borrowing against eligible accounts receivable. The line has certain financial covenants, a term of one year and is renewable.

     Management believes that current cash flow from operations will be sufficient to maintain payments under and meet the covenants of the Wells Fargo HSBC Trade Bank line of credit, and will be sufficient to meet its short term and long term requirements. However, to meet anticipated growth plans, as well as possible future business acquisitions or capital expenditures, the Company may require additional capital, and may evaluate or seek additional capital through debt or equity financing that will provide flexibility to move rapidly to take advantage of growth opportunities that may be presented in the future. The Company is not currently contemplating any such transactions, but may want to prepare in advance for execution on such opportunities.

          As  of  April  30,  2005,  the  Company  has  no   off-balance   sheet
     arrangements.

Backlog
-------

     The Company's cancelable backlog at April 30, 2005 was $11,900.

     On April 30, 2005 we had $2,918,000 of debt due within a year in addition to $11,739,000 due on our credit line.

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

     Effective January 1, 1994, China adopted a floating currency system whereby the official exchange rate equaled the market rate. Since the market and official RMB rates were unified, the value of the RMB against the U.S. dollar has been stable. There is currently pressure being exerted by the U.S. and others for the RMB to be permitted to float more freely but it is unclear whether this would lead to an upward movement in the exchange rate between the RMB and the U.S. dollar. It is not currently possible to hedge against movement in the RMB exchange rate through conventional means. We are thus not hedged and remain exposed to movement in the exchange rate. We incur approximately 30% of our expenses in RMB and have negligible RMB revenue; an increase in the value of the RMB would thus have an adverse affect on our operating margins and minimal effect on our monetary assets denominated in RMB as cash holdings which broadly equate to the remaining installment of RMB 3.3 million (US$ 403,000 at current rates) due on a mortgage repayable in June 2005.

     We also incur liabilities in Japanese Yen from the purchase of raw materials. We do not currently hedge against this exposure and are thus exposed to exchange rate movement at present.

Interest Rate Risk

     Our principal exposure to interest rate changes is on our credit line which is based on prime rates in the U.S.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 25, 2005, the Company entered into a consulting agreement for services related to raw material procurement whereby the Company agreed to issue 2,500 shares of restricted common stock. The sale and issuances of common stock in private placement listed above was made by us in reliance upon the exemption from registration provided under Regulation S for offshore transactions promulgated by the SEC under federal securities laws. The offer and sale was made to a non-U.S. person as defined in Rule 902 under the Securities Act in an off-shore transaction; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         -NONE-


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on March 23, 2005 at the Larkspur Landing in Roseville, California the shareholders elected the directors of the Company, approved a proposal to amend the Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 100,000,000 and approved a proposal to adopt the 2005 Equity Incentive Plan.



---------------------------------------- -----------------------------------------------------------------------------
                                                                             Votes
---------------------------------------- -----------------------------------------------------------------------------
Proposal #1 - Directors                       For          Against     Withheld    Abstention      Broker Non-Votes
---------------------------------------- -------------- ------------- ----------- ------------- ----------------------

Thomas A. Lacey                            26,143,241   -             639,823     -             -
---------------------------------------- -------------- ------------- ----------- ------------- ----------------------

Ronald A. Cohan                            26,759,128   -             23,936      -             -
---------------------------------------- -------------- ------------- ----------- ------------- ----------------------

Mark A. Christensen                        26,766,708   -             16,356      -             -
---------------------------------------- -------------- ------------- ----------- ------------- ----------------------

Anthony G. Genovese                        25,947,676   -             835,388     -             -
---------------------------------------- -------------- ------------- ----------- ------------- ----------------------

Glenn E. Neland                            26,766,978   -             16,086      -             -
---------------------------------------- -------------- ------------- ----------- ------------- ----------------------

Timothy Nyman                              26,759,378   -             23,686      -             -
---------------------------------------- -------------- ------------- ----------- ------------- ----------------------

D. Paul Regan                              26,758,963   -             24,101      -             -
---------------------------------------- -------------- ------------- ----------- ------------- ----------------------

---------------------------------------- -----------------------------------------------------------------------------
                                                                             Votes
---------------------------------------- -----------------------------------------------------------------------------
                                              For          Against     Withheld    Abstention      Broker Non-Votes
---------------------------------------- -------------- ------------- ----------- ------------- ----------------------
Proposal #2 - Amendment to the             25,699,451     1,053,822   -             29,791      -
Certificate of Incorporation to
increase the number of authorized
shares of common stock
---------------------------------------- -------------- ------------- ----------- ------------- ----------------------

---------------------------------------- -----------------------------------------------------------------------------
                                                                             Votes
---------------------------------------- -----------------------------------------------------------------------------
                                              For          Against     Withheld    Abstention      Broker Non-Votes
---------------------------------------- -------------- ------------- ----------- ------------- ----------------------
Proposal #3 - Adoption of the 2005         12,374,408     1,646,968   -             44,163        12,717,525
Equity Incentive Plan
---------------------------------------- -------------- ------------- ----------- ------------- ----------------------

ITEM 5.  OTHER INFORMATION

     On March 30, 2005, the Company, as previously announced, entered into an agreement to purchase the outstanding shares of Three-Five Systems Beijing Co., Ltd and certain other manufacturing equipment from Three-Five Systems, Inc. ("TFS"). On April 8, 2005, the Company closed the transaction, depositing the $8 million cash purchase price into an escrow account, to be released upon approval of the transfer by the Beijing authorities. As part of the acquisition, the Company assumed $2.4 million in debt, and agreed to an earn-out provision based on specific revenue targets. The Company paid the purchase price from its existing credit facility with Wells Fargo HSBC Trade Bank N.A. and cash generated from operations. On May 25, 2005, the Company entered into Amendment No. 1 to the Purchase Agreement to clarify, amend and restate the terms regarding designated assets, inventory and assumption of certain liabilities and clarify the convent to keep separate financial results to calculate the earn-out.



ITEM 6.  EXHIBITS

         Exhibits -

                    10.1 Purchase Agreement between International  DisplayWorks,
                         Inc. and International DisplayWorks (Hong Kong) Limited and Three-Five Systems, Inc., TFS International, Ltd., and Three-Five Systems (Beijing) Co., Ltd. dated March 30, 2005(1)

                    10.2 Amendment  No.  1 to  the  Purchase  Agreement  between
                         International DisplayWorks, Inc. and International DisplayWorks (Hong Kong) Limited and Three-Five Systems, Inc., TFS International, Ltd., and Three-Five Systems (Beijing) Co., Ltd. dated May 25, 2005

                    31.1 Certification  of Chief Executive  Officer  pursuant to
                         Section 302 of the Sarbanes-Oxley Act

                    31.2 Certification  of Chief Financial  Officer  pursuant to
                         Section 302 of the Sarbanes-Oxley Act

                    32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     (1) Incorporated by reference from the Company's current report on Form 8-K filed on March 31, 2005 (File No. 000-27002)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INTERNATIONAL DISPLAYWORKS, INC.



Date:                        /s/ Jeffrey G. Winzeler
       June 6, 2005          --------------------------------------------------
                             Jeffrey G. Winzeler, Chief Financial Officer
                             (Principal Accounting Officer and Principal
                             Financial Officer)