Form 10-K/A
period 2004-10-31
INTERNATIONAL DISPLAYWORKS, INC
filed 2005-07-01
CIK 866415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         1613 Santa Clara Drive, Suite 100, Roseville, California 95661
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Documents incorporated by reference: Certain portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of stockholders:

     Part III: Items 10, 11, 12, 13 and 14 of this report

                                EXPLANATORY NOTE

We are amending our Form 10-K for the year ended October 31, 2004 ("Form 10-K) to add clarifying information in Part, I Item 1, and Part II, Item 8 and corresponding change to Item 7, and Item 9A, to adjust certain items of expense and to add additional disclosure to the footnotes to our financial statements, and to correct certain typographical errors in Part III. The report issued by our auditors remains unchanged.

We have not modified or updated disclosures presented in the original annual report on Form 10-K in this Form 10-K/A. Accordingly, this Form 10-K/A does not refelect events occuring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects disclosure made at the time of the original Form 10-K and the filings made with the Securities and Exchange
Commission subsequent to the filing of the original Form 10-K, including any amendments to such filings.

                                TABLE OF CONTENTS
                                -----------------



PART I
         ITEM 1.  Business                                                     1
         ITEM 2.  Properties                                                  13
         ITEM 3.  Legal Proceedings                                           13
         ITEM 4.  Submission of Matters to a Vote of Security Holders         13

PART II

         ITEM 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters and Issuer Purchases of Equity
                  Securities                                                  14
         ITEM 6.  Selected Consolidated Financial Data                        16
         ITEM 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   18

RISK FACTORS
         ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk  40
         ITEM 8.  Financial Statements and Supplementary Data                 F1
         ITEM 9.  Changes in and Disagreements With Accountants and Financial
                  Disclosure                                                  39
         ITEM 9A. Controls and Procedures                                     39
         ITEM 9B. Other Information                                           39

PART III
         ITEM 10. Directors and Executive Officers of the Registrant          39
         ITEM 11. Executive Compensation                                      39
         ITEM 12. Security Ownership of Certain Beneficial Owners and
                  Management                                                  39
         ITEM 13. Certain Relationships and Related Transactions              40
         ITEM 14. Principal Accounting Fees and Services                      40

PART IV
         ITEM 15. Exhibits, Financial Statement Schedules                     40

Signatures                                                                    45

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

Overview

     We design and manufacture liquid crystal display, or LCD, products and are a supplier to several Fortune 500 companies, major Japanese and other Asian and European corporations and smaller companies operating in a variety of discrete markets. Our principal product focus is on the small form factor LCD market, which is 7" displays or smaller. We work as an outsourced manufacturer or provider of design, manufacturing and assembly services. Our target OEM and EMS customers operate in the telecommunications, automotive, medical, computing, office equipment, home appliance and consumer electronics industries. Our components and modules are used in various electronic products, including cellular phones and other wireless communication devices. We are also targeting areas for new applications, including audio, point-of-sale systems, irrigation controls and personal digital assistants.

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

                        International DisplayWorks, Inc.
                             A Delaware corporation

                                      100%

                  International DisplayWorks (Hong Kong) Ltd.
                A company organized under the laws of Hong Kong,
                                      SAR

                 100%                            100%

          MULCD                              IDW Technology (Schezhen)
      Microelectronice                       Comapny Ltd., a comapny
        (Shenzhen)                           orgonized under the laws of
         Company Ltd.,                       the People's Republic of China
     a company organized
   under the laws of the
 People's Republic of China

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

         Our internal estimates show the small form factor LCD market, where we currently focus our business, is estimated to be in excess of $19 billion in 2005, based on reports by DisplaySearch, an industry research firm and iSuppli Corporation, an industry market research organization. The size of the LCD module market may be upwards of $100 billion annually and addresses growth areas such as cellular telephones, medical instruments and hand-held data collection devices, as well as benefits from the increased digitalization of data displays across many applications.

     Industry Structure

     We purchase from raw material manufacturers (e.g. glass), component manufacturers and from Integrated Circuit (chip or driver chip) manufacturers or their distributors. Sometimes the chip has been designed by a "fabless" chip design company which has contracted a chip foundry to manufacture the chip to their design. Chips are not usually interchangeable without design changes that may require re-qualification with the customer and / or the customer's approval.

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

     We derive approximately 85% of our business from 17 customers. Historically, we have had substantial recurring sales from one customer. Sales to that customer for the year ended October 31, 2004, the year ended October 31, 2003 and the year ended October 31, 2002, accounted for approximately 16%, 29% and 30%, respectively, of total sales. Sales to our five largest customers accounted for 62%, 48% and 51% of our net sales during the periods ended October 31, 2004, 2003 and 2002, respectively. Customers that account for 10% or more of our sales during the period were Ecowater Systems, Inc., Jabil Circuits, Inc., Flextronics International, Creative Labs, and Honeywell, Inc.

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

Backlog

     As of December 1, 2004, we had a backlog of orders of approximately $21.0 million, as compared with a backlog of $13.3 million as of December 31, 2003. Our backlog consists of product orders for which confirmed purchase orders have been received and that are scheduled for shipment within 12 months. Orders are given with an average of 12 weeks lead time though there is considerable variation. Most orders are subject to rescheduling or cancellation by the customer with the following terms:

     a. for cancellations 0 to 30-days prior to scheduled delivery date, the purchaser must pay the full purchase price;

     b. for cancellations between 31- and 90-days prior to the scheduled delivery date, the purchaser must pay the full purchase price for all finished goods and for cost of all work in process, all raw materials in inventory associated with that order, and all cancellation and restocking charges of our vendors that we may incur;

     c. for cancellations between 91- and 120-days from the scheduled delivery date, the purchaser must pay the costs for all work in process, all raw materials in inventory associated with the invoice, and all non-cancellable part orders or cancellation and restocking charges from our vendors that we may incur;

     d. for cancellations more than 120-days from the scheduled delivery date, the purchaser must pay for all unique raw materials in inventory, and all non-cancellable part orders or cancellation and restocking charges from our vendors that we may incur.

     Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

     The percentage of backlog orders that have been cancelled during fiscal year 2004 was not material to any quarter. As noted, our terms and conditions allow for recovery of all direct materials and manufacturing overhead for work in process due to any cancellation.

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

Geographic Markets

     The approximate percentages of our net sales to customers by geographic area are based upon shipping destination of product and are set forth below for the periods indicated:

        Revenues                                                   Fiscal Period Ended October 31
        -------------------------------------------- ------------------- ------------------ ---------------------
                                                                  2004                2003                  2002

                                                     ------------------- ------------------ ---------------------

        United States                                       $   19,615         $    10,824           $    11,266
        China (including Hong Kong)                              8,440               4,916                 6,753
        Asia (excluding Hong Kong and China)                    10,152               4,538                 2,183
        Europe                                                   7,051               1,690                   566
        Other                                                    1,119                 878                   160

                                                     ------------------- ------------------ ---------------------

                                                     $          46,377   $          22,846           $    20,928
                                                     =================   =================           ===========

        "Long-lived Assets"
        --------------------------------------------
                                                                  2004                2003
                                                     ------------------- ------------------

        United States                                $             112   $             109
        China (including Hong Kong)                             16,306               4,687
        Asia (excluding Hong Kong and China)
                                                                     -                   -
        Europe                                                       -                   -
        Other                                                        -                   -

                                                     ------------------- ------------------

                                                     $          16,418   $           4,796
                                                     =================   =================


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

                                     Low                 High
Fiscal 2004:                         ---                 ----
------------
Fourth Quarter (to October 31)      $3.09               $5.12

Third Quarter (to July 31)          $3.84               $5.89

Second Quarter (to April 30)        $2.56               $6.26

First Quarter (to January 31)       $0.48               $2.56


Fiscal 2003:
------------
Fourth Quarter (to October 31)      $0.26               $0.51

Third Quarter (to July 31)          $0.24               $0.40

Second Quarter (to April 30)        $0.16               $0.51

First Quarter (to January 31)       $0.14               $0.35


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

                                       (in thousands, except per share data)
                                                           October 31,      October 31,      October 31,     December 30, 2000
                                      October 31, 2004    2003 (twelve     2002 (twelve       2001 (ten      (eleven months)
                                      (twelve months)        months)          months)          months)

Net sales                            $        46,377      $     22,846    $      20,928      $    14,658      $     17,804
Cost of goods sold                            36,266            17,600           15,730           11,468            12,593
                                     -------------------------------------------------------------------------------------------
  Gross Profit                                10,111             5,246            5,198            3,190             5,211
                                     -------------------------------------------------------------------------------------------
Operating expenses:
  General and administrative                   5,403             3,487            4,036            4,071             5,124
  Selling, marketing and customer
    service                                    2,096             1,655            1,562            1,231             1,545
  Engineering, advanced design and
product management                               625               593              691              901               570

Litigation settlement(1)                        (625)                -                -                -                 -

  Impairment of machinery                          -                 -              270                -                 -
  Impairment of goodwill                           -                 -            5,287                -                 -
                                     ------------------- ---------------- ---------------- ----------------- -------------------
Total operating expenses                       8,749             5,735           11,846            6,203             7,239
                                     ------------------- ---------------- ---------------- ----------------- -------------------
Operating income (loss)                        1,362              (489)          (6,648)          (3,013)           (2,028)
                                     ------------------- ---------------- ---------------- ----------------- -------------------
Other income (expenses):
  Interest                                      (396)             (389)            (464)            (530)             (442)
  Loss on investment                               -                 -                -                -            (1,000)
  Other income                                   108                70              170              972               (29)
                                     ------------------- ---------------- ---------------- ----------------- -------------------
                                                (288)             (319)            (294)             442            (1,471)
                                     ------------------- ---------------- ---------------- ----------------- -------------------
Income (loss) from continuing
operations before income taxes                 1,074              (808)          (6,942)          (2,571)           (3,499)
Provision for income taxes                         -                 -                -                -                 -
                                     ------------------- ---------------- ---------------- ----------------- -------------------
Income (loss) from continuing
operations                                     1,074              (808)          (6,942)          (2,571)           (3,499)
Loss from discontinued operations,
net of income taxes                                -                 -                -                -              (581)
                                     ------------------- ---------------- ---------------- ----------------- -------------------
Net income (loss)                     $        1,074              (808)          (6,942)          (2,571)           (4,080)
                                     =================== ================ ================ ================= ===================


Net income (loss) per share -
continuing operations

     Basic                            $         0.04             (0.04)           (0.36)           (0.14)            0.20
                                     =================== ================ ================ ================= ===================
     Diluted                          $         0.04             (0.04)           (0.36)           (0.14)            0.20
                                     =================== ================ ================ ================= ===================
Net income (loss) per share -
discontinued operations

     Basic                            $            -                 -                -                -                 (0.03)
                                     =================== ================ ================ ================= ===================
     Diluted                          $            -                 -                -                -                 (0.03)
                                     =================== ================ ================ ================= ===================
Net income (loss) per share

     Basic                            $         0.04             (0.04)           (0.36)           (0.14)            (0.23)
                                     =================== ================ ================ ================= ===================
     Diluted                          $         0.04             (0.04)           (0.36)           (0.14)            (0.23)
                                     =================== ================ ================ ================= ===================
Weighted average number of shares
used in computing per share amounts

     Basic                                25,647,763         19,448,718       19,207,246       19,192,611        17,482,583
                                     =================== ================ ================ ================= ===================
     Diluted                              27,511,228         19,448,718       19,207,246       19,192,611        17,482,583
                                     =================== ================ ================ ================= ===================
--------------------------------------------------------
(1) The litigation settlement related to our former operations as a manufacture of snowboards, and was part of a claim arising from a snowboard injury prior to
1999. The Company has not manufactured snowboards since prior to 1999, and believes this is an unusual and infrequent item.

                                     ------------------- ---------------- ---------------- ---------------- ------------------
                                                           October 31,      October 31,      October 31,
                                      October 31, 2004        2003             2002             2001        December 30, 2000
                                     ------------------- ---------------- ---------------- ---------------- ------------------
Consolidated Balance Sheet Data
Cash and cash equivalents             $       10,186      $      1,178     $      1,556     $        982       $      885

Net current assets from continuing
operations                                    28,504             9,264            6,618            5,950            6,151

Property, plant and equipment, net            16,418             4,796            5,197            6,389            7,297

Total assets from continuing
operations                                    34,736            14,060           11,815           18,058           19,543

Current liabilities                           15,718             7,959            6,093            5,861            5,631

Long-term debt and capital lease
obligations, net of current portion               70             1,877            1,280              807              201

Stockholders' equity                          29,134             4,224            4,442           11,390           13,735


                 SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA
                                 (In thousands)


                                                                                              Diluted           Basic
                                                                                             Earnings         Earnings
                                                                          Net Earnings      (Loss) Per       (Loss) Per
               2004                       Sales          Gross Profit        (Loss)           Share            Share
               ----                       -----          ------------       -------          --------         ---------

First Quarter                        $    9,796         $     2,378       $     621        $     0.03       $     0.02
Second Quarter                           10,624               2,168            (449)            (0.02)           (0.02)
Third Quarter                            11,654               2,434             370              0.01             0.01
Fourth Quarter                           14,303               3,131             532              0.02             0.02
                                    ------------------ ----------------- ---------------- ---------------- ----------------
Total                                $   46,377         $    10,111       $   1,074        $     0.04       $     0.04
                                    ================== ================= ================ ================ ================

               2003
               ----
First Quarter                        $    5,121         $     1,492              24               -                -
Second Quarter                            4,688                 931            (628)            (0.03)           (0.03)
Third Quarter                             5,889               1,305            (314)            (0.02)           (0.02)
Fourth Quarter                            7,148               1,518             110              0.01             0.01
                                    ------------------ ----------------- ---------------- ---------------- ----------------
Total                                $   22,846         $     5,246       $    (808)       $    (0.04)      $    (0.04)
                                    ================== ================= ================ ================ ================

               2002
               ----
First Quarter                        $    4,611         $     1,155       $    (299)       $    (0.02)      $   (0.02)
Second Quarter                            5,584               1,383            (178)            (0.01)           (0.01)
Third Quarter                             5,316               1,321            (347)            (0.02)           (0.02)
Fourth Quarter                            5,417               1,339          (6,118)            (0.32)           (0.32)
                                    ------------------ ----------------- ---------------- ---------------- ----------------
Total                                $   20,928         $     5,198       $  (6,942)       $    (0.36)      $    (0.36)
                                    ================== ================= ================ ================ ================


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

     This year we have completed the acquisition of a second LCD line. This line, unlike our existing line which produces monochrome displays only, is able to produce both monochrome and color displays. We purchased this asset for $6,000,000, and paid cash for the acquisition. In addition to the cost of the LCD equipment line, we incurred additional expenses of approximately $4,000,000 to package and ship the equipment to our factory in China, and to unpack and install the equipment for manufacturing operations in fiscal 2004, with an additional approximately $2,000,000 to be incurred in early fiscal year 2005 to complete the installation of the equipment. We believe our total outlay of approximately $12,000,000 for the installed color LCD manufacturing line to be a significant discount to market value when compared to the cost of purchasing and installing a new color LCD line, and also to the depreciated value of the acquired equipment reflected in the books of the seller. All costs associated with the purchase of the equipment, including shipment and installation, have been placed in a construction in process account. We anticipate depreciation for the new manufacturing line to start in fiscal 2005, commensurate with first production of revenue generating products. Installation was completed in December 2004 and we expect to be producing samples for prospective customers' evaluation in the very near future. This line and the additional module equipment acquired with it will provide us with enhanced technical and productive capacity with which to service the needs of our targeted customer base.

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

     Our standard terms provide that shipments are FOB from our manufacturing facility, and title and risk of loss shift to the customer upon shipment, and there are no continuing services other than delivery. Accordingly, we recognize revenue from the sale of our products when the products are shipped from our factory. Sales revenue is recorded net of discounts and rebates except for prompt payment discounts, which are accounted for as an operating expense. Returns and adjustments are booked as soon as they have been assessed for validity. The Company does not provide an allowance for returns at shipment because we make custom product which are customer specific, and no returns are allowed. The Company warrants its product for replacement only in the event of defects, and customers are required to notify us within 10 days of product receipt if there is a defect. Historically, the Company has not experienced significant defects, and replacements for defects is not material.

Accounts Receivable

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions.

Inventories

     We plan inventory procurement and production based on orders received, forecasted demand and supplier requirements. Inventories are stated at the lower of cost or market. Cost is determined on the weighted average-cost basis. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead. We write down inventories for estimated obsolescence based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects. The majority of our inventory is produced from raw materials for specific customer designs and requirements, that cannot be used for other customers. Therefore, inventory levels may change based on customer demand, as well as variations in manufacturing yields. Because some of our products are dependent on availability of long lead items or are unique to a particular customer, there is a risk that we will forecast incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such differences if not managed may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory. To mitigate against such exposure, we require a letter of authorization from our customer agreeing to pay for and take possession of inventory parts in the event of cancellation. This requirement is designed to protect us in the event a customer's project is canceled. In addition, our standard terms and conditions provide for payment to us to cover costs in the event a customer cancels an order.

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

     General and administrative expenses - General and administrative expenses were $5,403,000 for the fiscal year ended October 31, 2004, and $3,487,000 for the fiscal year ended October 31, 2003, an increase of 54.9%. As a percentage of sales, general and administrative expenses were 11.7% and 15.2% for the fiscal years ended October 31, 2004 and 2003, respectively. The increase is primarily attributed to increases in payroll due to the recruitment of the Company's new CEO, expansion of the internal audit department and Sarbanes Oxley compliance; increase in legal and accounting fees; increased credit insurance costs on the Company's accounts receivable; and increased depreciation, bad debt, and exchange loss expense. The Company expects that its costs for Sarbanes Oxley compliance will continue in fiscal 2005 at the current rate. Significant elements of this expense include employee related expenses of $2,792,000, professional fees of $684,000, rent, telephone and utilities of $165,000, insurance of $308,000, local Chinese government fees of $194,000, and depreciation of $130,000.

     Sales, marketing, and customer service - Sales, marketing, and customer service expenses were $2,096,000 for the fiscal year ended October 31, 2004, and $1,655,000 for the fiscal year ended October 31, 2003, an increase of 26.6%. As a percentage of sales, sales, marketing and customer service expenses were 4.5% and 7.2% for the fiscal years ended October 31, 2004 and 2003, respectively.

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

     Litigation Settlement - expense for the fiscal year ended October 31, 2004 was $625,000 and was a result of settlement of previously disclosed litigation, now concluded. The expense was for the Settlement of a lawsuit arising out of the use of a snowboard and injuries sustained prior to 1999. We were named as a defendant in the lawsuit alleging a defect in the manufacture of the snowboard, which we manufactured as part of our prior business.

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

     Other income - Other income for the fiscal year ended October 31, 2004 was $108,000 and $70,000 for the fiscal year ended October 31, 2003. The significant component was $85,000 received from a sublet of leased property.

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

     General and administrative expenses - General and administrative expenses were $3,487,000 for the fiscal year ended October 31, 2003, and $4,036,000 for the fiscal year ended October 31, 2002, a decrease of 13.6%. The decrease is primarily attributed to a decrease in amortization expense related to our goodwill which was written off at the end of fiscal 2002. Significant elements of this expense include employee related expenses of $1,753,000, professional fees of $360,000, rent, telephone and utilities of $183,000, insurance of $222,000, and local Chinese government fees of $197,000. The Company also reversed certain estimated accruals that were from its prior operations as Morrow Snow Boards that the Company deemed would ultimately not be paid. This reversal of the accrual was $150,000.

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

     Impairment of goodwill - In October 2001, we merged into our predecessor and were the surviving corporation. In accordance with the provisions of SFAS No. 121, we were required to periodically review the operating environment and our performance, including market capitalization, to determine if there are any grounds for reviewing the carrying value of goodwill and whether impairment may exist.

     In October 2002, after reviewing both our year end financial performance and losses and current decline in market capitalization, we applied the provisions of SFAS No. 121 to goodwill and recorded an impairment charge of $5,287,000, which eliminated all of our remaining goodwill and included this charge as a component of operating expenses in fiscal 2002.

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

Liquidity and Capital Resources

     The Company and its subsidiaries generated income from continuing operations of $1,074,000 during the period ended October 31, 2004 and net losses from continuing operations of $808,000 and $6,942,000 ($953,000 before charges for amortization and write-off of goodwill of $5,719,000 and equipment impairment charges of $270,000) during the periods ended October 31, 2003 and 2002, respectively. The Company and its subsidiaries also have an accumulated deficit of $36,579,000 as of October 31, 2004, of which $23,833,000 is from discontinued operations and $12,746,000 is from continuing operations. The discontinued operations are the former operations of the snowboard apparel and manufacturing business which ceased operations in 1999.

     The Company generated positive net income of $1,100,000 for fiscal year 2004. After adding back depreciation and proceeds from warrant exercises, the Company generated $2,100,000 in cash for the year. During fiscal year 2004, the Company also experienced significant growth in revenue over the prior year, as revenues doubled from an expanded customer base, that resulted in a higher utilization of our manufacturing capacity. The significant growth in revenue and customer base required additional working capital due in large part to addition of new customers with more favorable payment terms, that outpaced the Company's ability to renegotiate payment terms with our suppliers. This required additional working capital to purchase additional inventory in advance to meet the increasing customer demand. As a result, total net cash used in fiscal year 2004 grew by $2,800,000 from fiscal year 2003.

     During the third quarter we purchased a color LCD manufacturing line from a Taiwan company for $6,000,000, and spent approximately $4,000,000 in addition to the purchase price for the packaging and shipment of the equipment to our manufacturing facility in Schenzen, and the installation of the equipment at that facility, including building expansion of the facility to install the manufacturing line. The addition of the equipment provided the Company with additional capacity to produce both monochrome and color displays, and will allow the Company to attract additional customers. The purchase of the equipment and installation represent the majority of our capital expenditures during the year. We anticipate that additional capital expenditures of approximately $2,000,000 will be required to complete additional installation of parts of the manufacturing line, which expenses will continue into early fiscal year 2005.

     The Company also required capital to repay certain existing fixed obligations, to provide for additional working capital and to invest in capital equipment to grow in accordance with its business plan. To this end the Company completed the following transactions in the fiscal year ended October 31, 2004:

          o A $5,000,000 private placement, on December 23, 2003, through the sale of 3,333,335 shares of the Company's common stock at $1.50 a share. Proceeds, net of expenses of $426,000 were $4,574,002. The placement agent received an 8% placement fee, and a five-year warrant to purchase 166,666 shares at $1.75 a share.

          o A new $5,000,000 asset-based credit line with Wells Fargo Business Credit, Inc. The terms of the credit line allow the Company to borrow up to $5,000,000 based on eligible accounts receivable, secured by the Company's accounts receivable and assets, and guaranteed in part by an officer of the Company. The credit facility is for two years, carries an interest rate of prime plus 1.25%, and contains certain financial covenants, such as minimum quarterly net worth, limitations on investments and acquisitions, and addition of new debt. The new line replaced an existing domestic only receivable line and creates up to $3,000,000 in additional working capital with more favorable terms. At October 31, 2004, approximately $231,000 remained available for use under the asset based or eligible receivables.

          o A $20,250,000 private placement through the sale of 4,500,000 shares of the Company's common stock at $4.50 a share. Proceeds, net of expenses of $1,770,000, were $18,480,000. The placement agent received an 8% fee, and no placement agent warrants were issued in connection with this transaction.

     Based on our cash balances, line of credit, expected capital expenditures associated with the new manufacturing line, and forecasted working capital, Management believes we have adequate cash resources to fund operations for the foreseeable future. However, future cash forecasts are based on assumptions regarding the performance of a new manufacturing line, and further assumptions regarding working capital needs associated with increasing customer orders. Actual requirements may be materially different than our forecasts. To ensure the company has adequate cash we have begun negotiations on a non-asset based line of credit with a significantly higher limit.

     In addition the Company made an early repayment of notes due on December 31, 2004, bearing an interest rate of 12%, in the amount of $1,524,000. There was no prepayment penalty for the early payment and the Company saved on interest expense.

     At October 31, 2004, the Company had debt falling due in fiscal 2005 of $496,000 and a further amount of $70,000 due in fiscal 2006. In addition, the Company had operating lease commitments that amounted to $6,602,000. The following table sets forth the amounts:

                                                       Payments Due By Period

                                                        <1       1-3      >3
Dollars in Thousands                 Total             Year     Years    Years
--------------------                 -----             ----     -----    -----
Long Term Debt                        403              403
Capital Lease                         163               93        70
Operating Leases                    6,602              645     1,618     4,339

Long term debt is comprised of a mortgage loan that is collateralized by factory buildings in Shenzhen PRC. The loan balance of $403,000 is due in June of 2005.

The company entered into a capital lease to license ERP software. It is anticipated that this system will be implemented during fiscal year 2005.

Operating leases are comprised of the following:

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

Supplementary Information                                                   F-32

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
                                                                                 ====================    ==================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
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
                                                                                 ====================    ==================

The accompanying notes are an integral part of these financial statements


                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, Except Share and per share data)


                                                     -----------------------------------------------------------------
                                                                           For the Years Ended
                                                     -----------------------------------------------------------------
                                                      October 31, 2004         October 31, 2003      October 31, 2002
                                                     -------------------- --- ------------------- -- -----------------

Net sales                                             $       46,377           $         22,846       $       20,928

Cost of goods sold                                            36,266                     17,600               15,730
                                                     --------------------     -------------------    -----------------
     Gross profit                                             10,111                      5,246                5,198
                                                     --------------------     -------------------    -----------------

Operating expenses:
     General and administrative                                5,403                      3,487                4,036
     Sales, marketing and customer service                     2,096                      1,655                1,562
     Engineering, advanced design and
        product management                                       625                        593                  691
     Litigation settlement                                       625                          -                    -
     Impairment of machinery                                       -                          -                  270
     Impairment of goodwill                                        -                          -                5,287
                                                     --------------------     -------------------    -----------------
        Total operating expenses                               8,749                      5,735               11,846
                                                     --------------------     -------------------    -----------------

Income (loss) from operations                                  1,362                       (489)              (6,648)
                                                     --------------------     -------------------    -----------------

Other income (expense):
     Interest expense                                           (396)                     (389)                (464)
     Other income                                                108                        70                  170
                                                     --------------------     -------------------    -----------------
        Total other expense                                     (288)                     (319)                (294)
                                                     --------------------     -------------------    -----------------

Income (loss) before income taxes                              1,074                      (808)              (6,942)

     Provision for income taxes                                    -                         -                    -
                                                     --------------------     -------------------    -----------------
Net income (loss)                                     $        1,074           $          (808)       $       (6,942)
                                                     ====================     ===================    =================

Net income (loss) per common share:
     Net income (loss) - basic                        $         0.04           $         (0.04)       $        (0.36)
                                                     ====================     ===================    =================
     Net income (loss) - diluted                      $         0.04           $         (0.04)       $        (0.36)
                                                     ====================     ===================    =================

Weighted average number of shares used in
computing share amounts:
     Basic                                                25,647,763                19,448,718            19,207,246
                                                     ====================     ===================    =================

     Diluted                                              27,511,228                19,448,718            19,207,246
                                                     ====================     ===================    =================

    The accompanying notes are an integral part of these financial statements

                                      F-4



                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (In Thousands, Except Share and Per Share Data)

                    For the Year Ended October 31, 2004, the
                    Year Ended October 31, 2003 and the Year
                             Ended October 31, 2002


                                                                                                 Cumulative
                                                    Common Stock                Accumulated      Translation
                                         -----------------------------------
                                             Shares              Amount          Deficit         Adjustment         Total
                                         ----------------  ---------------  ----------------  ---------------  --------------

                                         ----------------                   ----------------  ---------------  --------------
 Balance, November 1, 2001                 $ 19,321,246       $ 41,205        $   (29,903)           88         $    11,390
---------------------------              ----------------  ---------------  ----------------  ---------------  --------------
     Comprehensive loss
        Net loss                                                                   (6,942)                           (6,942)
        Translation adjustment                                                                      (17)                (17)
                                                                                                               --------------
     Total comprehensive loss                                                                                        (6,959)
     Common stock options exercised            (104,000)            7                                                       7
     Warrants issued                                                4                                                       4

                                         ----------------  ---------------  ----------------  ---------------  --------------
Balance, October 31, 2002                    19,217,246        41,216             (36,845)           71                 4,442
-------------------------                ----------------  ---------------  ----------------  ---------------  --------------
     Comprehensive loss
        Net loss                                                                     (808)                               (808)
        Translation adjustment                                                                        -                     -
                                                                                                                --------------
     Total comprehensive loss                                                                                            (808)
     Common stock options exercised
     Warrants issued                                 -             74                                                        74
     Stock issued                             1,767,667           516                                                       516
                                         ---------------    ---------------- ---------------- ---------------   ---------------
Balance, October 31, 2003                    20,984,913        41,806              (37,653)            71                 4,224
-------------------------                ================   ===============  ================ =============== == ==============
      Comprehensive income
        Net income                                                                   1,074                                1,074
        Translation adjustment                                                                          -                     -
                                                                                                                 --------------
     Total comprehensive loss                                                                                             1,074
     Common stock options exercised             635,375           302                                                       302
     Common stock warrants exercised          1,051,760           608                                                       608
     Warrants issued                                               85                                                        85
     Stock issued                             7,901,335        22,841                                                    22,841
                                         ----------------   --------------- ---------------- -- --------------- -- --------------
Balance October 31, 2004                     30,573,383        65,642              (36,579)            71                29,134
------------------------                 ================   =============== ================ == =============== == ==============


The accompanying footnotes are an integral part of these financial statements.




                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                                                                             For the Years Ended
                                                                                 -----------------------------------------------
                                                                                   October 31,     October 31,      October 31,
                                                                                         2004            2003           2002
                                                                                 -----------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                            $     1,074     $     (808)      $    (6,942)
     Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
            Depreciation                                                                  910            811             1,096
            Impairment of goodwill                                                          -              -             5,287
            Amortization of goodwill                                                        -              -               432
            Stock issued for services                                                      58             16                 -
            Warrants issued for extension of debt terms                                     -             29                 -
            Impairment of machinery                                                         -              -               270
            Loss on disposal of fixed assets                                                9             58                 9
            Loss (income) on foreign currency translation                                   -              -               (17)

            Changes in operating assets and liabilities, net of business combinations:
                     (Increase) decrease in accounts receivable                        (7,118)        (1,196)              167
                     (Increase) in inventories                                         (3,315)        (1,005)             (138)
                     Increase (Decrease) in prepaid expenses and other current
                     assets                                                               201           (823)             (123)
                     Increase in accounts payable                                       2,466          1,700             1,120
                     Increase in accrued liabilities                                    1,952            271               107
                                                                                 ---------------- -------------- ---------------
                                   Net cash provided by (used in)
                                                 operating activities                  (3,763)          (947)            1,268
Cash flows from investing activities:
     Acquisitions of property, plant and equipment                                    (12,541)          (491)             (183)
     Proceeds from disposal of property, plant & equipment                                  -             23                 -
                                                                                 ---------------- -------------- ---------------
                                   Net cash used in investing activities
                                                                                      (12,541)          (468)             (183)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                            23,693            500                 7
     Issuance of warrants                                                                  85             45                 4
     Proceeds (payment) from lines of credit, net                                       3,347             46              (447)
     Proceeds on debt - related parties                                                     -            100                 -
     Proceeds from debt                                                                     -            848                 -
     Payment on debt - related parties                                                   (574)          (100)              (75)
     Payment on debt                                                                   (1,239)          (402)                -
                                                                                 ---------------- -------------- ---------------

         Net cash provided by (used in) financing activities                           25,312          1,037              (511)
Increase (decrease) in cash and cash equivalents                                        9,008           (378)              574
Cash and cash equivalents at beginning of period                                        1,178          1,556               982
                                                                                 ---------------- -------------- ---------------
Cash and cash equivalents at end of period                                        $    10,186      $   1,178      $      1,556
                                                                                 ================ ============== ===============
Supplemental disclosure:
     Cash paid for interest                                                       $       396      $     389      $        464
                                                                                 ================ ============== ===============
     Cash paid for income taxes                                                   $         -      $       -      $          -
                                                                                 ================ ============== ===============
Non-cash financing activities:
     Stock issued for services                                                    $        58      $      16      $          -
                                                                                 ================ ============== ===============
     Warrants issued for extension of debt terms                                  $         -      $      29      $          -
                                                                                 ================ ============== ===============

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

     Our standard terms provide that shipments are FOB from our manufacturing facility, and title and risk of loss shift to the customer upon shipment, and there are no continuing services other than delivery. Accordingly, we recognize revenue from the sale of our products when the products are shipped from our factory. Sales revenue is recorded net of discounts and rebates except for prompt payment discounts, which are accounted for as an operating expense. Returns and adjustments are booked as soon as they have been assessed for validity. The Company does not provide an allowance for returns at shipment because we make custom product which are customer specific, and no returns are allowed. The Company warrants its product for replacement only in the event of defects, and customers are required to notify us within 10 days of product receipt if there is a defect. Historically, the Company has not experienced significant defects, and replacements for defects is not material. The Company does not offer discounts, and in limited circumstances rebates on tooling expense after certain threshold revenue. Those minimal rebates, if any, are not material and infrequent.

     k.Shipping and Handling Costs

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

                                                      -----------------------------------------------------
                                                                For the Years Ended October 31,
                                                           2004               2003               2002
                                                      --------------- -- --------------- -- ---------------
Net income (loss) as reported                          $      1,074       $      (808)       $     (6,942)

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards.                                                (181)              (65)               (130)
                                                      ---------------    --------------- -- ---------------
Pro-forma net income (loss)                                     893              (873)             (7,072)
                                                      ===============    ===============    ===============
Earnings per share:
Basic - as reported                                            0.04             (0.04)             (0.36)
                                                      ===============    ===============    ===============
Basic - pro-forma                                              0.03             (0.04)             (0.37)
                                                      ===============    ===============    ===============
Diluted - as reported                                          0.04             (0.04)             (0.36)
                                                      ===============    ===============    ===============
Diluted - pro-forma                                            0.03             (0.04)             (0.37)
                                                      ===============    ===============    ===============

              The Company has computed the value of all options granted during the periods ending October 31, 2004, 2003 and 2002 using the Black-Scholes option-pricing model and the following weighted average assumptions for grants for the periods ended:

                                           October 31,           October 31,         October 31, 2002
                                              2004                  2003
                                         ----------------    --------------------   --------------------
            Risk-free interest rate          3.7%                  3.7%                   3.7%
            Expected dividend yield          0.0%                  0.0%                   0.0%
            Expected life (years)              5                     5                      5
            Expected volatility            100.7%                 92.4%                 100.1%

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

8.   ACCRUED LIABILITIES

     Accrued   liabilities   consisted  of  the  following  at  October  31  (in
thousands):

                                                                    2004                   2003
                                                             -------------------    --------------------

        Accrued payroll and related liabilities              $     1,335                    747
        Accrued staff expenses                                       190                    219
        Accrued inventory purchases                                   27                     68
        Accrued royalties                                             38                    129
        Accrued PRC government management fees                        72                    102
        Accrued  asset  acquisition  costs for new LCD line
        equipment                                                  1,560                      -
        Other accrued liabilities                                    366                    371
                                                             -------------------    --------------------
                 Total accrued liabilities                    $    3,588             $    1,636
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
                                ========================    =====================   ====================


     In the quarter ended December 30, 2000, the Company issued approximately $349,000 of collateralized notes payable due December 15, 2001 to a key employee, board members and other individual investors. In February and June of 2003 the due dates were extended to December 31, 2004. In exchange for the extension of the due dates the note holders received warrants to purchase 228,437 shares of the Company's common stock at between $0.16 and $0.21 per share. The expense of $26,000 associated with the 228,437 warrants was calculated using Black Scholes model. The expense is being amortized over the life of the associated note extensions. At the time of issuance, the proceeds were used primarily for working capital. The notes carried interest at rates between 12% and 12.68%, payable monthly in arears.

     During the year ended October 31, 2003, the Company extended the due dates on $524,000 of the unpaid notes payable due to related parties and others to March 1, 2004 or December 31, 2004.

     From July 2003 through September 2003, the Company, in conjunction with a private placement of stock (see note 12(a)), issued $1,000,000 of collateralized notes payable due December 31, 2004 to individual investors. The notes carry an interest rate of 12% and warrants to purchase common shares of the Company's stock equal to 20% of the face value of the notes. The Company issued 200,000 warrants to purchase 200,000 shares of the Company's common stock at $0.35 per share for a period of three years. The expense of $45,000 associated with the 200,000 warrants was calculated using the Black Scholes model. The expense is being amortized over the life of the associated notes. The notes are collateralized by the accounts receivable, inventory, equipment and intangible assets of the Company. These notes do not contain any covenants. The notes were issued to third parties and a related party. The related party subscribed to $100,000 of the debt and received 20,000 warrants to purchase 20,000 shares of the Company's common stock. The related party is an immediate family member of a director of the Company. Interest is payable monthly in arrears with the principal due December 31, 2004. The proceeds were used for general working capital of the Company.

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

          The following is a schedule of future minimum lease payments under non-cancelable operating leases as of October 31, 2004 (in thousands):

                          Minimum Lease    Sublease Income    Net Lease
                          Commitments                         Commitments
                     -------------------- ------------------ -------------------

2005                           645                 (89)            556
2006                           547                   -             547
2007                           547                   -             547
2008                           524                   -             524
2009                           517                   -             517
Thereafter                   3,822                   -           3,822

                     -------------------- ------------------ -------------------
                      $      6,602                 (89)          6,513
                     ==================== ================== ===================

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

12.      STOCKHOLDERS' EQUITY

     a. Issuance of Common Stock

          In November 2003 the Company issued 68,000 shares of the Company's common stock at $0.85 per share, valued at the market closing price for the Company's common stock on the date of grant, for services rendered. 55,000 shares were issued to the Company's independent Directors as compensation and 13,000 shares were issued for consulting services. The securities issued for services rendered, other that those issued for Directors' compensation which were registered under an S-8 registration statement, were not registered under the Securities Act of 1933, as amended, and therefore fall under the restrictions of Rule 144 of The Securities Act of 1933, as amended.

          In December 2003, the Company issued 3,333,335 shares of the Company's common stock at $1.50 per share in a private placement. The proceeds of $5,000,000 were used for working capital and operating expenses. The securities issued in this private placement were registered under Form S-1 with the Securities and Exchange Commission on February 18, 2004. In conjunction with the private placement, the placement agent received an 8% commission on the gross proceeds, and a five year warrant to purchase 166,666 shares of the Company's common stock at $1.75 per share. The expense associated with the warrant was $65,000 calculated using the Black Scholes method of valuation and was included in the cost of the placement.

          In May 2004, the Company issued 4,500,000 shares of the Company's common stock at $4.50 per share in a private placement. The proceeds of $20,250,000 were used for working capital and operating expenses. The securities issued in this private placement were registered under Form S-1 with the Securities and Exchange Commission on June 25, 2004. The placement agent received an 8% commission on gross proceeds, and no warrants were issued.

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

          The following is a summary of the status of all of the Company's warrants issued as of October 31, 2004, 2003 and 2002 and changes during the periods ended on those dates:

                              Number Of Shares         Weighted Average Exercise
                                                                Price
Warrants outstanding at
   October 31, 2001              1,119,861                     $      0.74
   Granted                          15,000                            0.21
   Exercised                             -                               -
   Cancelled                             -                               -
                              --------------------    --------------------------

Warrants outstanding at
   October 31, 2002              1,234,861                     $      0.73
   Granted                         458,437                            0.25
   Exercised                             -                               -
   Cancelled                             -                               -
                             ---------------------    --------------------------

Warrants outstanding at
   October 31, 2003              1,693,298                     $      0.60
   Granted                         206,666                            2.28
   Exercised                    (1,051,760)                           0.58
   Cancelled                       (19,240)                           1.24
Warrants outstanding at
   October 31, 2004                828,964                     $      1.02
                            ======================    ==========================

Warrants exercisable at:
   October 31, 2004                828,964                     $      1.02
                            ======================    ==========================

   October 31, 2003              1,693,298                     $      0.70
                            ======================    ==========================

   October 31, 2002              1,234,861                     $      0.74
                            ======================    ==========================

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

              The following table summarizes information about stock options outstanding and exercisable at October 31, 2004:

----------------------- ------------------- ------------------- ---------------- -------------------- ----------------
  Range of exercise      Number of shares    Weighted average      Weighted       Number of options      Weighted
                                                remaining           average                               average
                          outstanding at     contractual life   exercise price     exercisable at     exercise price
        price            October 31, 2004        (years)           per share      October 31, 2004       per share
----------------------- ------------------- ------------------- ---------------- -------------------- ----------------
$0.15-$0.25                     41,000             3.12          $      0.15                  41,000  $       0.15
$0.26-$0.35                    422,000             3.62          $      0.32                 153,751  $       0.32
$0.36-$0.55                    300,000             2.26          $      0.41                 224,000  $       0.41
$0.56-$0.80                    118,000             1.19          $      0.67                 118,000  $       0.67
$0.81-$1.20                     60,000             1.11          $      0.85                  60,000  $       0.85
$1.21-$1.80                    314,500             1.82          $      1.93                 202,750  $       1.74
$1.81-$2.70                     75,000             0.82          $      3.70                  75,000  $       3.70
$2.71-$4.00                  1,000,000             6.85          $      3.85                       -             -
$4.01-$6.00                    325,000             4.21          $      5.19                 160,000  $       5.38
                        ------------------- ------------------- ---------------- -------------------- ----------------
                             2,655,500             4.29          $      2.57               1,034,501  $       1.70
                        =================== =================== ================ ==================== ================

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

13.      INCOME TAXES

          The Company has not recorded an income tax expense or benefit for the years ended October 31, 2004 and 2003.

         Income before provision for income taxes consisted of the following (in thousands):

                             October 31,         October 31,         October 31,
                                2004                2003                 2002

Domestic                      (1,110)               (789)              (6,940)
Foreign                        2,184                 (19)                  (2)
                              -------               ------             ---------
Pre-tax profit (loss)     $    1,074          $      808          $    (6,942)
                          ==============      ==============      ==============

     The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before taxes and follows (in thousands):

                                                 October 31,         October 31,         October 31,
                                                     2004               2003                 2002

Pre-tax profit (loss)                           $        1,074     $        (808)      $      (6,942)
                                                --------------     --------------      --------------

Computed Federal income tax
benefit at 34.0%                                           365              (275)             (2,360)
Computed state income tax
benefit at 8.4%, net of federal
income benefit                                             (65)              (47)               (202)
Effect of difference between Hong
 Kong and PRC tax rates and U.S.
 Federal and state tax rates                              (341)              161                 207
Impairment of goodwill                                       -                 -               1,937
Other permanent differences                               (447)             (234)                561
Change in valuation allowance                              488               395                (143)
                                                -----------------------------------------------------

                                                $                  $                   $
                                                ----------------   ---------------     --------------

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at October 31, 2004 and 2003 are presented below (amounts in thousands):


                                                                        2004                2003
                                                                 ------------------- -------------------
         Deferred tax assets:
             Net operating loss (NOL) carry forwards                  $      3,996        $      3,564
             Allowance for doubtful accounts receivable                          -                   7
             Inventory obsolescence                                              2                  77
             Write-off of machinery                                              -                  41
             Accrued expenses                                                  302                  19
                                                                 ------------------- -------------------
               Total gross deferred tax assets                               4,269               3,708

         Deferred tax Liabilities:
             Depreciation and amortization                                     (77)                 (4)
                                                                 ------------------- -------------------
               Total gross deferred tax Liabilities                            (77)                 (4)

               Less valuation allowance                                     (4,192)             (3,704)
                                                                 ------------------- -------------------
                  Net deferred tax asset                         $               -   $               -
                                                                 =================== ===================

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

        Revenues                                                    Fiscal Year Ended October 31
        -------------------------------------------- ------------------- ------------------ ---------------------
                                                                  2004                2003               2002
                                                     ------------------- ------------------ ---------------------
        United States                                           19,615              10,824             11,266
        China (including Hong Kong)                              8,440               4,916              6,753
        Asia (excluding Hong Kong and China)                    10,152               4,538              2,183
        Europe                                                   7,051               1,690                566
        Other                                                    1,119                 878                160
                                                     ------------------- ------------------ ---------------------
                                                               $46,377             $22,846            $20,928
                                                               =======             =======            =======



        "Long-lived Assets"
        --------------------------------------------
                                                                  2004                2003
                                                     ------------------- ------------------
        United States                                              112                 109
        China (including Hong Kong)                             16,306               4,687
        Asia (excluding Hong Kong and China)                         -                   -
        Europe                                                       -                   -
        Other                                                        -                   -

                                                     ------------------- ------------------
                                                               $16,418              $4,796
                                                               =======              ======

         Major Customer

         Sales to one customer for the periods ended October 31, 2004, 2003 and 2002, accounted for approximately 16%, 29% and 30%, respectively of total sales. This customer represented 5% and 9% of the Company's accounts receivable at October 31, 2004 and 2003, respectively.

16.      QUARTERLY CONSOLIDATED FINANCIAL DATA (UN-AUDITED)

         The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years ended October 31, 2004, 2003 and 2002 are set forth in the following table:

                                                                                          Diluted          Basic
                                                                                         Earnings        Earnings
                                                                       Net Earnings     (Loss) Per      (Loss) Per
              2004                     Sales          Gross Profit       (Loss)           Share            Share
              ----                     ------         -------------      -------          ------           -----
First Quarter                      $     9,796       $     2,378        $     621      $      0.03       $     0.02
Second Quarter                          10,624             2,168             (449)           (0.02)           (0.02)
Third Quarter                           11,654             2,434              370             0.01             0.01
Fourth Quarter                          14,303             3,131              532             0.02             0.02
                                  ----------------- ----------------- --------------- ---------------- ---------------
Total                              $    46,377        $   10,111        $   1,074       $     0.04       $    0.04
                                  ================= ================= =============== ================ ===============
              2003
              ----
First Quarter                      $     5,121       $     1,492       $       24      $        -       $        -
Second Quarter                           4,688               931             (628)          (0.03)           (0.03)
Third Quarter                            5,889             1,305             (314)          (0.02)           (0.02)
Fourth Quarter                           7,148             1,518              110            0.01             0.01
                                  ----------------- ----------------- --------------- ---------------- ---------------
Total                              $    22,846        $    5,246       $     (808)     $    (0.04)      $    (0.04)
                                  ================= ================= =============== ================ ===============
              2002
              ----
First Quarter                      $     4,611       $     1,155       $     (299)      $   (0.02)       $   (0.02)
Second Quarter                           5,584             1,383             (178)          (0.01)           (0.01)
Third Quarter                            5,316             1,321             (347)          (0.02)           (0.02)
Fourth Quarter                           5,417             1,339           (6,118)          (0.32)           (0.32)
                                  ----------------- ----------------- --------------- ---------------- ---------------
Total                              $    20,928        $    5,198       $   (6,942)      $   (0.36)       $   (0.36)
                                  ================= ================= =============== ================ ===============

                            SUPPLEMENTARY INFORMATION

                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

      For the Year Ended October 31, 2004, the Year Ended October 31, 2003
                         The Year Ended October 31, 2002

                                             Balance at         Charged to                             Balance
                                             beginning          costs and          Deductions          at End
             Description                     of Period           Expenses         (write-offs)        of Period
---------------------------------------    ---------------    ---------------    ---------------    --------------
October 31, 2002
   Allowance for doubtful accounts         $        196       $    237              $       (92)       $       341
   Allowance for obsolete inventory        $        585       $      -              $      (216)       $       369

October 31, 2003
   Allowance for doubtful accounts         $        341       $      6              $      (307)       $        40
   Allowance for obsolete inventory        $        369       $    142              $         -                511

October 31, 2004
   Allowance for doubtful accounts         $         40       $     82              $       (21)       $       101
   Allowance for obsolete inventory        $        511       $     24              $       (68)       $       467

                                      F-33

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE.

         None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     Our management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal year covered by this report, as required by Exchange Act Rule 13a-15. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. During the year ended October 30, 2004, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during the period of our evaluation, or subsequent to the date we carried out our evaluation.

ITEM 9B.  OTHER INFORMATION

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for in Item 10 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 120 days from fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for in Item 11 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 120 days from fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for in Item 12 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 120 days from fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for in Item 13 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 120 days from fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information called for in Item 14 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 120 days from fiscal year end.

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

                             INTERNATIONAL DISPLAYWORKS, INC.,
                             A Delaware corporation


Dated:   July 1, 2005        By:/s/ Thomas A. Lacey
                             ------------------------------------------------
                             Thomas A. Lacey,
                             Chief Executive Officer
                             (Principal Executive Officer)



                             By:/s/ Jeff Winzeler
                             -----------------------------------------------
                             Jeff Winzeler
                             Chief Financial Officer
                             (Principal Accounting and Principal
                             Financial Officer)