Form 10-Q/A
period 2005-04-30
INTERNATIONAL DISPLAYWORKS, INC
filed 2005-07-01
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2005

                         Commission File Number: 0-27002

                        INTERNATIONAL DISPLAYWORKS, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                      94-3333649
(State of or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


1613 Santa Clara Drive, Roseville, California                         95661-3542
---------------------------------------------                         ----------
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

                                EXPLANATORY NOTE

We are amending our Form 10-Q for the period ended April 30, 2005 ("Form 10-Q") to add pro forma financial information with respect to our acquisition of Three Five Systems (Beijing), and to add clarifying information to Note 8, and clarifying information to Item 4.

We have not modified or updated disclosures presented in the original quarterly report on Form 10-Q in this Form 10-Q/A. Accordingly, this Form 10-Q/A does not reflect events occuring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects disclosure made at the time of the original filing on Form 10-Q. This Form 10-Q/A should be read in conjunction with the original Form 10-Q and the filings made with the Securities and Exchange Comission subsequent to the filing of the original Form 10-Q, including any amendments to such filings.

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

Item 1.  Consolidated Financial Statements (Unaudited):

           Balance Sheets at April 30, 2005 and October 31, 2004...............3

           Statements of Operations for the
           Three and six months ended April 30, 2005 and 2004..................4

           Statements of Cash Flows for the
           Three and six months ended April 30, 2005 and 2004..................5

           Unaudited Pro-Forma Statement of Operations
           Six months ended April 30, 2005 and 2004............................7

           Notes to Financial Statements......................................10

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............20

Item 4.  Controls and Procedures..............................................21

Signatures....................................................................22

Certifications................................................................23




                                     INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                       (in thousands)

                                                                                     -------------------    -----------------
                                           ASSETS                                        April 30,            October 31,
                                           ------                                          2005                  2004
                                                                                     -------------------    -----------------
Current assets:                                                                          Unaudited
      Cash and cash equivalents
         Cash in banks                                                                $     8,224            $     8,187
         Cash in commercial paper                                                               -                  1,999
                                                                                     -------------------    -----------------
         Total cash and cash equivalents
                                                                                            8,224                  10,186
      Accounts receivable,
          net of allowance for doubtful accounts of $110 and $101                          19,610                 11,378
      Inventories                                                                           8,257                  5,780
      Prepaid expenses and other current assets                                             2,265                  1,160
                                                                                     -------------------    -----------------
         Total current assets
                                                                                           38,356                 28,504
                                                                                     -------------------    -----------------
Property, plant and equipment at cost, net                                                 26,926                 16,418
                                                                                     -------------------    -----------------
         Total assets                                                                 $    65,282            $    44,922
                                                                                     ===================    =================
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                $    13,659            $     7,236
      Accrued liabilities                                                                   3,686                  3,588
      Line of credit                                                                       11,739                  4,398
      Current portion of long term debt                                                     2,918                    496
                                                                                     -------------------    -----------------
         Total current liabilities
                                                                                           32,002                 15,718
Long-term debt, net of current portion                                                         31                     70
                                                                                     -------------------    -----------------
         Total liabilities                                                                 32,033                 15,788
                                                                                     -------------------    -----------------
Commitments and contingencies
Shareholders' equity
      Preferred stock, no par, 10,000,000 shares authorized,
         none issued
      Common stock, no par, 100,000,000 shares authorized
         31,682,456 and 30,573,383  shares issued and outstanding
         at April 30, 2005 and October 31, 2004 respectively                               67,267                 65,642
      Accumulated deficit                                                                 (34,091)               (36,579)
      Cumulative translation adjustment                                                        73                     71
                                                                                     -------------------    -----------------
         Total shareholders' equity
                                                                                           33,249                 29,134
                                                                                     -------------------    -----------------
         Total liabilities and shareholders' equity                                   $    65,282            $    44,922
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
                                                                ================ ================ ================= ================

                             The accompanying notes are an integral part of these financial statements





                           INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                                                                                For the Six Months Ended
                                                                                        ------------------------------------------
                                                                                              April 30              April 30
                                                                                                2005                  2004
                                                                                              Unaudited            Unaudited
Cash flows from operating activities:
     Net income                                                                           $     2,488          $      172
     Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
             Depreciation                                                                         841                 444
             Stock issued for services                                                            214                  58
             Foreign currency translation                                                           2                   2
             Gain on disposal of fixed assets                                                     (43)                  -
             Changes in operating assets and liabilities, net
                 of business combinations:
                     Increase in accounts receivable                                           (5,150)             (3,329)
                     Increase in Inventories                                                     (477)               (523)
                     Decrease in prepaid expenses and other current assets                         81                 377
                     Increase in accounts payable                                               3,737               1,290
                     (Decrease) increase in accrued liabilities                                  (751)                729
                                                                                        ---------------------- -------------------
                    Net cash provided by (used in) operating
                                    activities                                                     942               (780)

Cash flows from investing activities:
     Acquisitions of property, plant and equipment                                              (3,430)              (978)
     Acquisition of Three-Five Beijing Co., Ltd., net of cash acquired                          (8,229)
     Proceeds from disposal of property, plant & equipment                                          51                  -
                                                                                        ---------------------- -------------------
                                    Net cash used in investing activities
                                                                                               (11,608)              (978)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                                      1,411              4,743
     Proceeds from issuance of warrants                                                              -                 64
     Proceeds from lines of credit, net                                                          7,341                606
     Payment on  debt - related parties                                                              -                (50)
     (Payment) proceeds from debt                                                                  (48)                 6
                                                                                        ---------------------- -------------------
         Net cash provided by financing activities                                               8,704              5,369

Increase (decrease) in cash and cash equivalents                                                (1,962)             3,611

Cash and cash equivalents at beginning of period                                                10,186              1,178
                                                                                        ---------------------- -------------------
Cash and cash equivalents at end of period                                                 $     8,224         $    4,789
                                                                                        ====================== ===================
Supplemental disclosure:
     Cash paid for interest                                                                $       177         $      215
                                                                                        ====================== ===================
     Cash paid for income taxes                                                            $         -         $        -
                                                                                        ====================== ===================
Non-cash financing activities:
     Stock issued for services                                                             $       214         $       58
                                                                                        ====================== ===================
                                       5


Supplemental disclosure of non-cash information:

In connection with the acquisition of Three-Five (Beijing) Co. Ltd. the Company paid $8 million in cash, incurred an estimated $229 thousand in expenses related to the acquisition and acquired the following assets and liabilities:
                     Current Assets
                                    Inventory                                                     $     2,000
                                    Prepaid expenses and other current assets                           1,186
                                                                                        ----------------------
                                                    Total current assets
                                                                                                        3,186
                     Non-current assets
                                    Property and equipment, at cost                                     9,535
                     Current Liabilities
                                    Mortgage payable                                                   (2,416)
                                    Accrued liabilities                                                  (793)
                                                                                        ----------------------
                                                    Total current liabilities                          (3,209)
                                                                                        ----------------------
                     Net assets acquired                                                                9,512
                                                                                        ======================

                            The accompanying notes are an integral part of these financial statements

                                       6




                                          INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                         UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                           (in thousands, except Share and per share data)

                                                                          For Six Months Ended April 30, 2004 (unaudited)
                                                             -----------------------------------------------------------------------
                                                                   IDW and          Three-Five              Proforma       Combined
                                                                                     Systems
                                                                                     Beijing
                                                                                   (November 1,
                                                                                   2003 through
                                                                Subsidiaries        April 30,              Adjustments
                                                                                      2004)
                                                             -------------------- --------------- ------- -------------- -----------

Sales                                                          $  20,420           $   5,681        (1)    $   (3,575)     $  22,526
Cost of goods sold                                                15,875               6,585        (2)        (3,114)        19,346
                                                             -------------------- --------------- ------- -------------- -----------
        Gross profit (loss)                                        4,545                (904)                    (461)         3,180
                                                             -------------------- --------------- ------- -------------- -----------
Operating expenses:                                                                                                                -
        General and administrative                                 2,345                626                         -          2,971
        Selling, marketing and customer service                      875                195         (3)          (127)           943
        Engineering, advanced design and                                                                            -              -
                       product development                           331                 90                         -            421
                                                             -------------------- --------------- ------- -------------- -----------
                       Total operating expenses                    3,551                911                      (127)         4,335
                                                             -------------------- --------------- ------- -------------- -----------
                                                                                                                                   -
                       Operating income (loss)                       994             (1,815)                     (334)       (1,155)
                                                             -------------------- --------------- ------- -------------- -----------
                                                                                                                                   -
Other income (expense):                                                                                                            -
        Interest expense                                            (249)                (7)                        -          (256)
        Other income (expense)                                      (573)                 9                         -          (564)
                                                             -------------------- --------------- ------- -------------- -----------
                       Total other income (expense)
                                                                    (822)                 2                         -          (820)
                                                             -------------------- --------------- ------- -------------- -----------
                                                                                                                                   -
                       Income (loss) from operations
                       before taxes                                  172             (1,813)                     (334)       (1,975)
                                                                                                                                   -
                       Provision for income taxes                      -                  -                         -              -
                                                             -------------------- --------------- ------- --------------------------
                                                                                                                                   -
                       Net income (loss)                        $    172          $  (1,813)                $    (334)   $   (1,975)
                                                             ==================== =============== ======= ============== ===========
Basic and diluted income (loss) per common share
                       Basic                                    $   0.01                                                 $   (0.06)
                                                             ====================                                     ==============
                       Diluted                                 $    0.01                                                 $   (0.06)
                                                             ====================                                     ==============
Weighted average common shares outstanding
                       Basic                                  31,146,049                                                31,146,049
                                                             ====================                                     ==============
                                       7


                       Diluted                                32,131,389                                                32,131,389
                                                             ====================                                     ==============

 (1) Elimination of Three-Five Systems intercompany revenue
 (2) Elimination of Cost of goods sold associated with Three-Five Systems intercompany revenue
 (3) Elimination of royalty paid by Three-Five Systems (Beijing) Co., Ltd to
 Three-Five Systems Inc.




                                             INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                           UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                              (in thousands, except Share and per share data)

                                                                           For Six Months Ended April 30, 2005 (unaudited)
                                                           -------------------------------------------------------------------------
                                                                 IDW and          Three-Five              Proforma          Combined
                                                                                    Systems
                                                               Subsidiaries         Beijing
                                                                (including       (November 1,
                                                            Three-Five Systems   2004 through
                                                             Beijing April 9       April 8,              Adjustments
                                                            through 30, 2005)        2005)       (1)
                                                           --------------------- -------------- ----- ------------------ -----------
Sales                                                         $  40,789            $   8,706     (2)    $    (240)        $ 49,253
Cost of goods sold                                               33,026                8,808     (3)         (230)          41,601
                                                           --------------------- -------------- ----- ----------------- ------------
        Gross profit (loss)                                       7,763                 (102)                 (10)           7,652
                                                           --------------------- -------------- ----- ------------------ -----------
Operating expenses:
        General and administrative                                3,695                  679                    -            4,374
        Selling, marketing and customer service                   1,174                  270     (4)         (180)           1,260
        Engineering, advanced design and                                                                        -                -
                       product development                          251                  151                    -              402
                                                           --------------------- -------------- ----- ------------------ -----------
                       Total operating expenses                   5,120                1,100                 (180)           6,036
                                                           --------------------- -------------- ----- ------------------ -----------
                       Operating income (loss)                    2,643               (1,202)                 170            1,616
                                                           --------------------- -------------- ----- ------------------ -----------
Other income (expense):
        Interest expense                                           (177)                 (56)                   -             (233)
        Other income (expense)                                       22                   (6)                   -               16
                                                           --------------------- -------------- ----- ------------------ -----------
                       Total other income (expense)                (155)                 (62)                   -             (217)
                                                           --------------------- -------------- ----- ------------------ -----------
                       Income (loss) from operations
                       before taxes                               2,488               (1,264)                 170            1,399

                       Provision for income taxes                     -                    -                    -                -
                                                           --------------------- -------------- ----- ------------------ -----------
                       Net income (loss)                      $   2,488            $  (1,264)            $    170        $   1,399
                                                           ===================== ============== ===== ================== ===========
Basic and diluted income per common share
                       Basic                                          $    0.08                                          $    0.04
                                                           =====================                                 ===================
                       Diluted                                        $    0.08                                          $    0.04
                                                           =====================                                 ===================
Weighted average common shares outstanding
                       Basic                                         31,146,049                                         31,146,049
                                                           =====================                                 ===================
                       Diluted                                       32,131,389                                         32,131,389
                                                           =====================                                 ===================

(1)  International  DisplayWorks  consolidated  results for the six months ended
April 30,  2005  included  the  results of  operations  for  Three-Five  Systems
(Beijing) Co. Ltd. for the period April 9 through 30, 2005.
(2) Elimination of Three-Five Systems intercompany revenue
(3) Elimination of Cost of goods sold associated with Three-Five Systems intercompany revenue
(4)  Elimination  of royalty paid by Three-Five  Systems  (Beijing)  Co., Ltd to
Three-Five Systems Inc.

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

          The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                    Six Months Ended                          Three Months Ended

                                                        April 30                                   April 30
                                                2005                2004                  2005                   2004
                                           ---------------- -- ---------------- -- -------------------- -- -----------------
         Net income (loss) as reported      $    2,488          $      172          $     1,473             $    (449)
         Deduct:  Total stock-based
         employee compensation expense
         determined under fair value
         based method for all awards.             (198)                (41)                 (99)                  (21)
                                           ----------------    ---------------- -- --------------------    -----------------
         Pro forma net income (loss)        $    2,290          $      131          $     1,374             $    (470)
                                           ================    ================    ====================    =================
         Earnings (loss) per share:
         Basic - as reported                $     0.08          $     0.01          $      0.05             $   (0.02)
                                           ================    ================    ====================    =================
         Diluted - as reported              $     0.08          $     0.01          $      0.05             $   (0.02)
                                           ================    ================    ====================    =================
         Basic - pro forma                  $     0.07          $     0.01          $      0.04             $   (0.02)
                                           ================    ================    ====================    =================
         Diluted - pro forma                $     0.07          $     0.01          $      0.04             $   (0.02)
                                           ================    ================    ====================    =================


          In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123 "Accounting for Stock-Based Compensation," to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. The Company will be required to comply with the provisions of SFAS No. 123R as of November 1, 2005, the beginning of its next fiscal year. The Company currently does not record compensation expense related to its stock-based employee compensation plans in its financial statements. The Company currently makes a pro-forma disclosure of the expense related to its Stock-Based compensation plans.

          Common Stock Issued

          During the six months ended April 30, 2005, the Company issued 1,109,073 shares of common stock. Of these 51,948 shares of the Company's common stock were issued accordance with the employment agreement with the Company's Chairman and CEO as a signing bonus at a share price of $3.85, the fair market value as of the date of the agreement. The expense related to the issuance of these shares was accrued on the Company's books in the fiscal year ended October 31, 2004. The Company issued 2,500 shares as compensation to a consultant as total compensation for services rendered to the Company's procurement department at a share price of $5.45, the fair market value as of the date of the agreement. Accordingly, stock issued for services during the period was approximately $214,000. The Company issued 317,375 shares of the Company's common stock through exercise of warrants at exercise prices from $0.16 to $0.75 per share. The Company issued 734,750 shares of the Company's common stock through exercise of stock options issued under the Company's stock option and incentive plans at exercise prices from $0.15 to $6.70 per share.

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

         Revenues for Six Months Ended:                                      April 30, 2005              April 30, 2004
         ------------------------------                                  --  ---------------         --  ---------------
         United States                                                         $  9,787                    $   8,019
         China (including Hong Kong)                                              6,878                        3,142
         Asia (excluding Hong Kong and China)                                    18,693                        4,231
         Europe                                                                   4,328                        3,729
         Other                                                                    1,103                        1,299
                                                                         ----------------------      -----------------------
         Total                                                                $  40,789                      $20,420
                                                                         ======================      =======================

         Revenues for Three Months Ended:                                    April 30, 2005              April 30, 2004
         --------------------------------                                --  ---------------         --  --------------
         United States                                                         $  5,286                    $   4,347
         China (including Hong Kong)                                              4,840                        1,555
         Asia (excluding Hong Kong and China)                                    10,802                        2,181
         Europe                                                                   1,376                        1,903
         Other                                                                      372                          638
                                                                         ----------------------      -----------------------
         Total                                                                $  22,676                    $  10,624
                                                                         ======================      =======================


         "Long Lived" Assets                                                 April 30, 2005             October 31, 2004
         -------------------                                             --  ---------------         -- ----------------
         United States                                                    $          81                 $        110
         China (including Hong Kong)                                             26,845                       16,308
                                                                         ----------------------      -----------------------
         Total                                                            $      26,926                 $     16,418
                                                                         ======================      =======================


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

Stock Based Compensation

     In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123 "Accounting for Stock-Based Compensation," to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. The Company will be required to comply with the provisions of SFAS No. 123R as of November 1, 2005, the beginning of it's next fiscal year. The Company currently does not record compensation expense related to its stock-based employee compensation plans in its financial statements. The Company currently makes a pro-forma disclosure of the expense related to its Stock-Based compensation plans (See footnote No. 8 to the financial statements).

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

ITEM 4.  CONTROLS AND PROCEDURES

     Our management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal quarter covered by this report, as required by Exchange Act Rule 13a-15. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. During the quarter ended April 30, 2004, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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


                                   INTERNATIONAL DISPLAYWORKS, INC.



Date:  July 1, 2005                /s/ Jeffrey G. Winzeler
                                   --------------------------------------------
                                   Jeffrey G. Winzeler, Chief Financial Officer
                                   (Principal Accounting Officer and Principal
                                   Financial Officer)