Form 10-K/A
period 2004-10-31
INTERNATIONAL DISPLAYWORKS, INC
filed 2005-07-25
CIK 866415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Documents incorporated by reference: Certain portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of stockholders:

     Part III: Items 10, 11, 12, 13 and 14 of this report

                                EXPLANATORY NOTE

This amendment No. 2 on Form 10-K/A to our annual report on Form 10-K for the year ended October 31, 2004 ("Form 10-K) is being filed to correct our previously issued consolidated statement of operations for fiscal years 2004, 2003, and 2002. The corrections are to re-classify certain discounts for prompt payment from expenses, and to net those discounts against revenue recorded, in accordance with accounting principles generally accepted in the United States. The amendment also adds clarifying information to Part I, Item 1 Business, Note 9 with respect to the factors utilized in our Black Scholes model, and clarifying language to Part II, Item 9A. The cumulative effect of the amendment to the consolidated statement of operations has no impact on our income or loss from operations, net income, or net income (loss) per common share. The report issued by our auditors remains unchanged.

This amendment No. 2 amends and restates the entire Form 10-K for the year ended October 30, 2004, and the primary changes are as noted above.

Except as otherwise expressly stated, the information in this amendment No. 2 is as of January 3, 2005, the date on which the original Form 10-K was filed, and this amendment No. 2 does not purport to provide an update or discussion of any developments subsequent to the original filing date.

                                TABLE OF CONTENTS
                                -----------------



PART I
         ITEM 1.  Business                                                     1
         ITEM 2.  Properties                                                  13
         ITEM 3.  Legal Proceedings                                           13
         ITEM 4.  Submission of Matters to a Vote of Security Holders         13

PART II

         ITEM 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters and Issuer Purchases of Equity
                  Securities                                                  14
         ITEM 6.  Selected Consolidated Financial Data                        16
         ITEM 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   18

RISK FACTORS
         ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk  40
         ITEM 8.  Financial Statements and Supplementary Data                 F1
         ITEM 9.  Changes in and Disagreements With Accountants and Financial
                  Disclosure                                                  41
         ITEM 9A. Controls and Procedures                                     41
         ITEM 9B. Other Information                                           41

PART III
         ITEM 10. Directors and Executive Officers of the Registrant          41
         ITEM 11. Executive Compensation                                      41
         ITEM 12. Security Ownership of Certain Beneficial Owners and
                  Management                                                  41
         ITEM 13. Certain Relationships and Related Transactions              42
         ITEM 14. Principal Accounting Fees and Services                      42

PART IV
         ITEM 15. Exhibits, Financial Statement Schedules                     42

Signatures                                                                    47

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

Overview

     We design and manufacture liquid crystal display, or LCD, products and are a supplier to several Fortune 500 companies, major Japanese and other Asian and European corporations and smaller companies operating in a variety of discrete markets. Our principal product focus is on the small form factor LCD market, which is 7" displays or smaller. We work as an outsourced manufacturer or provider of design, manufacturing and assembly services. Our customers include OEMs ODMs and EMSs serving markest such as the telecommunications, automotive, medical devices, computing, office equipment, home appliance, mobile phones, hand held games, industrial, and consumer electronics industries. Our components and modules are used in various electronic products, including cellular phones and other wireless communication devices. We are also targeting areas for new applications, including audio, point-of-sale systems, irrigation controls and personal digital assistants.

     We assist our OEMs OOMs and EMSs (collectively our "customers") in the design and development of their products and furnish full turnkey manufacturing services. Our services include design, component purchasing, assembly into finished products or electronic subassemblies and post-assembly testing. We provide custom design and manufacturing services, for which we design and develop products that are sold by our OEM and EMS customers to their end customers using their brand names. We support a broad product portfolio with offerings in the three leading small form factor LCD technologies - Monochrome STN, color STN.

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

     An LCD modifies light that passes through or is reflected by it, rather than emitting light like an LED. An LCD consists of a layer of liquid crystalline material suspended between two glass plates. The liquid crystals align themselves in a predictable manner when an electrical charge is applied in accordance with the graphical design and instructions from the associated integrated circuit (driverIC). LCDs display these images or characters in black and white or in a wide range of color combinations. The graphical image of an LCD is produced in rows and columns that can be selectively energized to form letters or pictures. A principal advantage of LCDs over other display technologies, such as LEDs, is the ability to include thousands or even millions of pixels in a single display, which allows for greater information content.

     There are two types of LCDs: passive matrix and active matrix. We manufacture passive matrix LCD displays, which are less complex and less expensive to manufacture. Currently, passive matrix LCDs (monochrome or color
STN)are used in applications such as mobile handsets and PDAs, as well as in office equipment, data collection terminals, point-of-sale equipment, medical devices, transportation instrumentation and industrial instruments and controls and consumer electronics. Active matrix LCD, otherwise known as thin film transistor, or TFT, displays are relatively complex semi-conductor devices. Other display technologies such as organic light emitting diodes, or OLEDs, liquid-crystal-on-silicon, or LCOS and plasma, along with other promising display technologies, are also available or in development.

     Display Markets

     Displays are becoming a ubiquitous feature in many consumer, commercial and industrial products iSuppli Corporation, an industry analysis firm, estimates that the small and medium form factor market, which includes display panels of 10" or smaller, to be approximately $19.9 million in 2005. OEMs, ODMs and EMSs increasingly believe that display interfaces are becoming more important because they help make products more useful and easier to operate. In addition, the increasing complexity and functionality of handheld products, such as wireless computing and communication devices, require OEMs and EMSs to increase the visual performance and information content of the displays incorporated into their products. At the same time, the market continues to demand that OEMs, ODMs and EMSs incorporate displays with reduced power requirements and lower costs. Custom LCDs address these requirements for high performance, increased information content, low power and low cost.

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

     We supply to OEMs (Original Equipment Manufacturers) - these normally have a recognized brand name, ODMs (Original Design Manufacturers) or EMSs (Electronic Manufacturing Service providers) which assembles our display and module into the final product. EMSs are contracted by OEMs who sometimes nominate us as their chosen display module supplier.

Our Solutions

     We enable these customers, who are typically unable to efficiently and economically produce their own LCDs, to outsource the design and manufacture of small form factor LCDs to us. By maintaining the technology and expertise necessary for producing high-quality, low-cost LCDs we enable our customers to optimize the use of their own resources and focus on their own areas of expertise.

     Our solutions enable our customers to improve the quality, yield and performance of their products and shorten their time to market. We believe our solutions provide the following benefits to our customers:

     o    Cost-effective STN and CSTN products;
     o    High quality components and supply chain management expertise
     o    Custom design and manufacturing expertise
     o    High quality worldwide customer service and post-sales support

Our Strategy

     We are focused on expanding our position as a provider of LCD manufacturing services to major OEMs, ODMs and EMSs. Our objective is to be the leading manufacturer and designer of small form factor LCDs and LCD modules. We are dedicating significant resources to develop custom design and manufacture of LCD displays and display modules for our customers, areas in which margins are typically greater than for standard LCDs and where we can exhibit our greatest strengths. We are also improving the range of technologies that we offer, such as the recent addition and subsequent expansion of Chip-on-Glass technologies. To achieve these objectives, we intend to continue to pursue the following strategies:

o Target and establish close relationships with strong customers in key vertical markets; we seek to establish close relationships with leading customers that have high-volume and multiple product needs. We target strong leading companies in vertical markets that we believe would benefit from our design and manufacturing services and seek to develop multiple solutions for different product groups for those customers. Our sales and engineering staffs integrate their knowledge and expertise to demonstrate the benefits from working with us. We emphasize global account management to establish long-lasting customer relationships that offer complete product life-cycle solutions and to anticipate customer needs. To these ends, we have recently restructured our sales organization for greater efficiency and resource utilization. We strive to increasingly diversify our customer base across additional vertical markets and leading customers within those vertical markets.

o Introduce new technologies that leverage our core competencies and result in near-term realizable revenue. We identify and utilize new technologies with near-term application by our Customers. We have recently introduced new technologies, such as TFT and CSTN, that add value to our customers' products and leverage our current design and manufacturing capabilities. The addition of these new capabilities allow us to target a larger addressable market and attract new customers. Our investments in new technologies are therefore customer-driven. We leverage our library of design, manufacturing and assembly processes. Our LCD capabilities include: twisted nematic, or TN, high performance twisted nematic, or HTN, supertwisted nematic, or STN, color supertwisted nematic, or CSTN, film compensated supertwisted nematic, or FSTN, and black mask color, in conjunction with assembly capabilities that include Surface Mount Technology, or SMT, Chip-on-Board, Chip-on-Flex and Chip-on-Glass, each of which assists in the production of complex components.

o Maximize utilization of manufacturing capacity. We have been following a strategy of targeting customers who respond to competitive pricing by placing large volume repeat orders with us, thus reducing our overhead absorption rates as we recover fixed capacity costs over a larger revenue base and incur fewer order setup costs. We are promoting shortened lead times and competitive pricing to win new business thereby optimizing our manufacturing capacity utilization.

o Utilize low-cost manufacturing in China. All of our manufacturing facilities are located in China. In addition to our facility in Shenzhen's South Campus, we have recently added facilities in our Shenzhen's North Campus. As a result of these recent acquisitions of plant and equipment, we have greatly increased our manufacturing capacity, thus enabling us to accelerate our TFT and CSTN product offerings. China provides us with one of the lowest cost engineering and production work forces in the world, which in turn, allows us to pass on significant cost advantages to our customers and provides us the platform to compete with others manufacturing in China and other "low-cost" locations.

o Produce high value-added electronic components and modules. We produce not only LCDs, but also LCD modules that are incorporated into different types of electronic products. As a result of our focus on high value-added subassemblies or modules that are integrated into complex products, we are able to achieve higher gross margins.

o Produce high quality products at competitive prices. Given the intensely price sensitive nature of our industry, our goal is to manufacture high quality products at low cost for our customers. We believe that the quality of our manufacturing services is central to maintaining customer trust and loyalty, and we therefore strive to ensure that our design and production processes are of world-class standards. We have consistently met the stringent quality demands of our OEM customers. We are certified under ISO 9001, the International Organization for Standardization's highest quality standards in respect of our existing monochrome line and module operations. We are also QS9000 certified, which is the established standard for the automotive industry. Our existing monochrome manufacturing facilities located in Shenzhen South Campus are also certified under ISO 14001, the latest recognized quality standard, which provides a structured basis for environmental management and control. We are in the process of obtaining certification for our new facility where we have installed the recently purchased color line.

o Develop improved production techniques in collaboration with customers. We focus on collaborating with our customers early in the design cycle to refine and improve the production methods employed for complex, yet proven, production technologies rather than on the initial development of components or assemblies for which there is no established market. By doing this, we help our OEM customers enhance their product design, lower costs and improve yields. This strategy allows us to strengthen our relationships with our OEM customers. As a result, our customers allow us to use their proprietary production technologies in our assembly operations. These relationships allow us to focus our research and development efforts on process improvements strategically positioning with our Customers in new product introductions. By helping our OEM and ODM Customers enhance their product designs, lower costs and improve yield, we are able to strengthen our relationships with them.

Our Customers

     We believe these OEM, ODM and EMS customers continue to adopt outsourcing strategies. The main causes for this are:

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

Our Products and Services

     Our customers seek product differentiation. Custom-designed display modules provide them with the opportunity to differentiate their products on a cost-effective basis. We apply our design, manufacturing and assembly capabilities to develop custom displays and display modules, and together with our customers, create and implement engineering and product solutions with quick design turnaround and rapid prototyping. We are involved early with our customers' product development cycles and continue with them through manufacturing, testing, logistics and distribution. We add value for our customers through our ability to integrate the design and production processes. While some OEMs have made a point of focusing on EMS and ODM supply chains to reduce costs, we believe our capabilities and lean operating structure can position us to continue to generate attractive operating margins.

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

     We manufacture LCDs using glass, liquid crystal solution and polarizer. A TN type LCD is the most conventional and economical and is suitable for most common devices such as calculators and watches. TN type LCDs allow for clearer visibility and wider viewing angles than STN type LCDs. STN LCDs are suitable for use in devices such as handheld games and consumer electronics. Our CSTN displays are suitable for mobile phones and other products with color displays. We also utilize the following production techniques:

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

Competition

     General competition in the outsourced manufacturing industry is intense and characterized by price erosion, rapid technological change and global competition from numerous companies. This highly competitive environment has resulted in pricing pressures that have reduced margins. The services we provide are available from many independent sources as well as from current and potential customers who possess their own in-house manufacturing capabilities or the resources to design and manufacture similar products themselves. We believe that the principal competitive factors in our targeted markets are product quality, pricing, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, technological sophistication and geographic location.

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

Geographic Markets

     The approximate percentages of our net sales to customers by geographic area are based upon shipping destination of product and are set forth below for the periods indicated:

        Revenues                                                   Fiscal Period Ended October 31
        -------------------------------------------- ------------------- ------------------ ---------------------
                                                                  2004                2003                  2002

                                                     ------------------- ------------------ ---------------------

        United States                                       $   19,472         $    10,693           $    11,144
        China (including Hong Kong)                              8,440               4,916                 6,753
        Asia (excluding Hong Kong and China)                    10,152               4,538                 2,183
        Europe                                                   7,051               1,690                   566
        Other                                                    1,119                 878                   160

                                                     ------------------- ------------------ ---------------------

                                                     $          46,234   $          22,715           $    20,806
                                                     =================   =================           ===========

        "Long-lived Assets"
        --------------------------------------------
                                                                  2004                2003
                                                     ------------------- ------------------

        United States                                $             112   $             109
        China (including Hong Kong)                             16,306               4,687
        Asia (excluding Hong Kong and China)
                                                                     -                   -
        Europe                                                       -                   -
        Other                                                        -                   -

                                                     ------------------- ------------------

                                                     $          16,418   $           4,796
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

                                       (in thousands, except per share data)
                                                           October 31,      October 31,      October 31,     December 30, 2000
                                      October 31, 2004    2003 (twelve     2002 (twelve       2001 (ten      (eleven months)
                                      (twelve months)        months)          months)          months)

Net sales                            $        46,234      $     22,715    $      20,806      $    14,658      $     17,804
Cost of goods sold                            36,123            17,600           15,730           11,468            12,593
                                     -------------------------------------------------------------------------------------------
  Gross Profit                                10,111             5,115            5,076            3,190             5,211
                                     -------------------------------------------------------------------------------------------
Operating expenses:
  General and administrative                   5,403             3,487            4,036            4,071             5,124
  Selling, marketing and customer
    service                                    2,096             1,524            1,440            1,231             1,545
  Engineering, advanced design and
product management                               625               593              691              901               570

Litigation settlement(1)                         625                 -                -                -                 -

  Impairment of machinery                          -                 -              270                -                 -
  Impairment of goodwill                           -                 -            5,287                -                 -
                                     ------------------- ---------------- ---------------- ----------------- -------------------
Total operating expenses                       8,749             5,604           11,724            6,203             7,239
                                     ------------------- ---------------- ---------------- ----------------- -------------------
Operating income (loss)                        1,362              (489)          (6,648)          (3,013)           (2,028)
                                     ------------------- ---------------- ---------------- ----------------- -------------------
Other income (expenses):
  Interest                                      (396)             (389)            (464)            (530)             (442)
  Loss on investment                               -                 -                -                -            (1,000)
  Other income                                   108                70              170              972               (29)
                                     ------------------- ---------------- ---------------- ----------------- -------------------
                                                (288)             (319)            (294)             442            (1,471)
                                     ------------------- ---------------- ---------------- ----------------- -------------------
Income (loss) from continuing
operations before income taxes                 1,074              (808)          (6,942)          (2,571)           (3,499)
Provision for income taxes                         -                 -                -                -                 -
                                     ------------------- ---------------- ---------------- ----------------- -------------------
Income (loss) from continuing
operations                                     1,074              (808)          (6,942)          (2,571)           (3,499)
Loss from discontinued operations,
net of income taxes                                -                 -                -                -              (581)
                                     ------------------- ---------------- ---------------- ----------------- -------------------
Net income (loss)                     $        1,074              (808)          (6,942)          (2,571)           (4,080)
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


                 SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA
                                 (In thousands)


                                                                                              Diluted           Basic
                                                                                             Earnings         Earnings
                                                                          Net Earnings      (Loss) Per       (Loss) Per
               2004                       Sales          Gross Profit        (Loss)           Share            Share
               ----                       -----          ------------       -------          --------         ---------

First Quarter                        $    9,796         $     2,378       $     621        $     0.03       $     0.02
Second Quarter                           10,624               2,168            (449)            (0.02)           (0.02)
Third Quarter                            11,654               2,434             370              0.01             0.01
Fourth Quarter                           14,160               3,131             532              0.02             0.02
                                    ------------------ ----------------- ---------------- ---------------- ----------------
Total                                $   46,234         $    10,111       $   1,074        $     0.04       $     0.04
                                    ================== ================= ================ ================ ================

               2003
               ----
First Quarter                        $    5,121         $     1,492              24               -                -
Second Quarter                            4,688                 931            (628)            (0.03)           (0.03)
Third Quarter                             5,889               1,305            (314)            (0.02)           (0.02)
Fourth Quarter                            7,017               1,387             110              0.01             0.01
                                    ------------------ ----------------- ---------------- ---------------- ----------------
Total                                $   22,715         $     5,115       $    (808)       $    (0.04)      $    (0.04)
                                    ================== ================= ================ ================ ================

               2002
               ----
First Quarter                        $    4,611         $     1,155       $    (299)       $    (0.02)      $   (0.02)
Second Quarter                            5,584               1,383            (178)            (0.01)           (0.01)
Third Quarter                             5,316               1,321            (347)            (0.02)           (0.02)
Fourth Quarter                            5,295               1,217          (6,118)            (0.32)           (0.32)
                                    ------------------ ----------------- ---------------- ---------------- ----------------
Total                                $   20,806         $     5,076       $  (6,942)       $    (0.36)      $    (0.36)
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

     Our standard terms provide that shipments are FOB from our manufacturing facility, and title and risk of loss shift to the customer upon shipment, and there are no continuing services other than delivery. Accordingly, we recognize revenue from the sale of our products when the products are shipped from our factory. Sales revenue is recorded net of discounts, rebates and prompt payment discounts. Returns and adjustments are booked as soon as they have been assessed for validity. The Company does not provide an allowance for returns at shipment because we make custom product which are customer specific, and no returns are allowed. The Company warrants its product for replacement only in the event of defects, and customers are required to notify us within 10 days of product receipt if there is a defect. Historically, the Company has not experienced significant defects, and replacements for defects is not material.

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

Results of Operations

Comparison of the year ended October 31, 2004 to the year ended October 31, 2003

     Revenue - Net sales for the fiscal year ended October 31, 2004 increased 104% to $46,234,000 from $22,715,000. As we stated last year, our goal was to restructure our sales operation to focus on specific multinational customers in expanded geographic markets. We have achieved this goal adding four such customers representing 98% of our 104% sales growth.

     Cost of sales - Cost of sales increased 0.6% to 78.1% of net sales for the fiscal year ended October 31, 2004 from 77.5% of net sales for the fiscal year ended October 31, 2003. The 1.1% increase was attributable to increased raw material costs (7%) as a percent of sales due primarily to one customer being sold to on a fixed contract price representing (14%) of total revenue; due to unfavorable exchange rates of the Japanese Yen; and increased semi-conductor costs and changes in PRC legislation which reduced the amount of VAT recoverable (1%). These increases were offset by absorption of overhead (5%) and depreciation (2%) over a larger revenue base.

     General and administrative expenses - General and administrative expenses were $5,403,000 for the fiscal year ended October 31, 2004, and $3,487,000 for the fiscal year ended October 31, 2003, an increase of 54.9%. As a percentage of sales, general and administrative expenses were 11.7% and 15.4% for the fiscal years ended October 31, 2004 and 2003, respectively. The increase is primarily attributed to increases in payroll due to the recruitment of the Company's new CEO, expansion of the internal audit department and Sarbanes Oxley compliance; increase in legal and accounting fees; increased credit insurance costs on the Company's accounts receivable; and increased depreciation, bad debt, and exchange loss expense. The Company expects that its costs for Sarbanes Oxley compliance will continue in fiscal 2005 at the current rate. Significant elements of this expense include employee related expenses of $2,792,000, professional fees of $684,000, rent, telephone and utilities of $165,000, insurance of $308,000, local Chinese government fees of $194,000, and depreciation of $130,000.

     Sales, marketing, and customer service - Sales, marketing, and customer service expenses were $2,096,000 for the fiscal year ended October 31, 2004, and $1,524,000 for the fiscal year ended October 31, 2003, an increase of 37.5%. As a percentage of sales, sales, marketing and customer service expenses were 4.5% and 6.7% for the fiscal years ended October 31, 2004 and 2003, respectively.

Increased commission expense at $921,000 ($498,000 for the year ended October 31, 2003) accounts for 74% of the increase in sales, marketing and customer service expenses in fiscal 2004 due to higher volumes of commissionable sales during the year. Significant elements of this expense consist of employee related expenses of $749,000, commission expense of $921,000, travel expense of $135,000 and rent of $81,000.

     Engineering, advanced design and project management expenses - Engineering, advanced design and project management expenses were $625,000 for the fiscal year ended October 31, 2004 and $593,000 for the fiscal year ended October 31, 2003 an increase of 5.4%. As a percentage of sales, engineering, advanced design and project management expenses were 1.4% and 2.6% for the fiscal years ended October 31, 2004 and 2003, respectively. The increase is attributable to costs related to the addition of our equipment development department in the 4th quarter of fiscal 2003 and continuing through fiscal 2004. Significant elements of this expense consist of employee related expenses of $522,000, rent expense of $57,000 and travel expenses of $34,000.

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

     Interest expense - Interest expense increased to $396,000 for the fiscal year ended October 31, 2004, from $389,000 for the year ended October 31, 2003 an increase of 1.8%. As a percentage of sales interest expense was 0.9% and 1.7% for the fiscal years ended October 31, 2004 and 2003, respectively. The increase can be attributed to increased borrowings on the Company's accounts receivable line of credit offset by the repayment of the Company's outstanding notes payable at a significantly higher interest rate.

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

Comparison of the year ended October 31, 2003 to the year ended October 31, 2002

     Revenue - Net sales for the fiscal year ended October 31, 2003 increased 9.2% to $22,715,000 from $20,806,000. Our new European customer accounted for the majority of the increase. We have restructured our sales operation to focus on specific multinational customers in expanded geographic markets. Our new European customer was derived as a direct result of our new focus.

     Cost of sales - Cost of sales increased 1.9% to 77.5% of net sales for the fiscal year ended October 31, 2003 from 75.6% of net sales for the fiscal year ended October 31, 2002. 1.5% of the increase can be attributed to increased material costs resulting from a change in product mix related to production for our new European customer, 1.2% of the increase to direct labor costs caused by the use of overtime to meet delivery schedules required in part due to a recruitment ban imposed by the Chinese government during the SARS crisis and 0.8% of the increase to transportation costs, offset by a 1.5% decrease in depreciation charges.

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

     Selling, marketing, and customer service - Selling, marketing and customer service expenses were $1,524,000 for the fiscal year ended October 31, 2003 and $1,440,000 for the fiscal year ended October 31, 2002, an increase of 5.8%. These increases can be attributed to the opening of the Ann Arbor, Michigan and Woking, Surrey, United Kingdom sales offices in June and July 2003, respectively. Significant elements of this expense consist of employee related expenses of $659,000, commission expense of $498,000 and rent of $71,000. We believe the increase in sales and marketing expense is consistent with the anticipated revenue growth through new customers; however, we will continue to monitor sales and marketing expenses as a percentage of revenue.

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

     Net loss - The net loss for the year was $808,000. This was a 41.7% decrease compared to the net loss from the fiscal period ended October 31, 2002 of $1,385,000 before the write off of goodwill of $5,287,000 and the impairment of machinery of $270,000. The net loss for the year ended October 31, 2002 was $6,942,000, including impairment charges for the write off of all goodwill at the year end and the charge for the impairment of machinery. The increase in sales and the decrease in total operating expenses were significant contributors to the reduction in the net loss.

Liquidity and Capital Resources

     The Company and its subsidiaries generated income from continuing operations of $1,074,000 during the period ended October 31, 2004 and net losses from continuing operations of $808,000 and $6,942,000 during the periods ended October 31, 2003 and 2002, respectively. The Company and its subsidiaries also have an accumulated deficit of $36,579,000 as of October 31, 2004, of which $23,833,000 is from discontinued operations and $12,746,000 is from continuing operations. The discontinued operations are the former operations of the snowboard apparel and manufacturing business which ceased operations in 1999.

     The Company generated positive net income of $1,100,000 for fiscal year 2004. During fiscal year 2004, the Company also experienced significant growth in revenue over the prior year, as revenues doubled from an expanded customer base and that resulted in a higher utilization of our manufacturing capacity. The significant growth in revenue and customer base required additional working capital due in large part to addition of new customers with more favorable payment terms that outpaced the Company's ability to renegotiate payment terms with our suppliers. This required additional working capital to purchase additional inventory in advance to meet the increasing customer demand. As a result, total net cash used in fiscal year 2004 grew by $2,800,000 from fiscal year 2003.

     During the third quarter we purchased a color LCD manufacturing line from a Taiwan company for $6,000,000, and spent approximately $4,000,000 in addition to the purchase price for the packaging and shipment of the equipment to our manufacturing facility in Shenzhen, and the installation of the equipment at that facility, including building expansion of the facility to install the manufacturing line. The addition of the equipment provided the Company with additional capacity to produce both monochrome and color displays, and will allow the Company to attract additional customers. The purchase of the equipment and installation represent the majority of our capital expenditures during the year. We anticipate that additional capital expenditures of approximately $2,000,000 will be required to complete additional installation of parts of the manufacturing line, which expenses will continue into early fiscal year 2005.

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
                                                                                 ====================    ==================

The accompanying notes are an integral part of these financial statements


                INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, Except Share and per share data)


                                                     -----------------------------------------------------------------
                                                                           For the Years Ended
                                                     -----------------------------------------------------------------
                                                      October 31, 2004         October 31, 2003      October 31, 2002
                                                     -------------------- --- ------------------- -- -----------------

Revenue                                               $       46,234           $         22,715       $       20,806

Cost of goods sold                                            36,123                     17,600               15,730
                                                     --------------------     -------------------    -----------------
     Gross profit                                             10,111                      5,115                5,076
                                                     --------------------     -------------------    -----------------

Operating expenses:
     General and administrative                                5,403                      3,487                4,036
     Sales, marketing and customer service                     2,096                      1,524                1,440
     Engineering, advanced design and
        product management                                       625                        593                  691
     Litigation settlement                                       625                          -                    -
     Impairment of machinery                                       -                          -                  270
     Impairment of goodwill                                        -                          -                5,287
                                                     --------------------     -------------------    -----------------
        Total operating expenses                               8,749                      5,604               11,724
                                                     --------------------     -------------------    -----------------

Income (loss) from operations                                  1,362                       (489)              (6,648)
                                                     --------------------     -------------------    -----------------

Other income (expense):
     Interest expense                                           (396)                     (389)                (464)
     Other income                                                108                        70                  170
                                                     --------------------     -------------------    -----------------
        Total other expense                                     (288)                     (319)                (294)
                                                     --------------------     -------------------    -----------------

Income (loss) before income taxes                              1,074                      (808)              (6,942)

     Provision for income taxes                                    -                         -                    -
                                                     --------------------     -------------------    -----------------
Net income (loss)                                     $        1,074           $          (808)       $       (6,942)
                                                     ====================     ===================    =================

Net income (loss) per common share:
     Net income (loss) - basic                        $         0.04           $         (0.04)       $        (0.36)
                                                     ====================     ===================    =================
     Net income (loss) - diluted                      $         0.04           $         (0.04)       $        (0.36)
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

Our standard terms provide that shipments are FOB from our manufacturing facility, and title and risk of loss shift to the customer upon shipment, and there are no continuing services other than delivery. Accordingly, we recognize revenue from the sale of our products when the products are shipped from our factory. Sales revenue is recorded net of discounts, rebates and prompt pay discounts. Returns and adjustments are booked as soon as they have been assessed for validity. The Company does not provide an allowance for returns at shipment because we make custom product which are customer specific, and no returns are allowed. The Company warrants its product for replacement only in the event of defects, and customers are required to notify us within 10 days of product receipt if there is a defect. Historically, the Company has not experienced significant defects, and replacements for defects is not material. The Company does not offer discounts, and in limited circumstances rebates on tooling expense after certain threshold revenue. Those minimal rebates, if any, are not material and infrequent.

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
                                ========================    =====================   ====================


     In the quarter ended December 30, 2000, the Company issued approximately $349,000 of collateralized notes payable due December 15, 2001 to a key employee, board members and other individual investors. In February and June of 2003 the due dates were extended to December 31, 2004. In exchange for the extension of the due dates the note holders received warrants to purchase 228,437 shares of the Company's common stock at between $0.16 and $0.21 per share. The expense of $26,000 associated with the 228,437 warrants was calculated using Black Scholes model. The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted avarage assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates were 3.61%, 3.61% and 3.61%; an expected dividend yeild of 0%, the volatility factors of the expected market price of the Company's common stock were 169%, 92% and 93%; and a weighted avarage expected life of the option of 5 years for each period. The expense is being amortized over the life of the associated note extensions. At the time of issuance, the proceeds were used primarily for working capital. The notes carried interest at rates between 12% and 12.68%, payable monthly in arears.

     During the year ended October 31, 2003, the Company extended the due dates on $524,000 of the unpaid notes payable due to related parties and others to March 1, 2004 or December 31, 2004.

     From July 2003 through September 2003, the Company, in conjunction with a private placement of stock (see note 12(a)), issued $1,000,000 of collateralized notes payable due December 31, 2004 to individual investors. The notes carry an interest rate of 12% and warrants to purchase common shares of the Company's stock equal to 20% of the face value of the notes. The Company issued 200,000 warrants to purchase 200,000 shares of the Company's common stock at $0.35 per share for a period of three years. The expense of $45,000 associated with the 200,000 warrants was calculated using the Black Scholes model. The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted avarage assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates were 3.61%, 3.61% and 3.61%; an expected dividend yeild of 0%, the volatility factors of the expected market price of the Company's common stock were 169%, 92% and 93%; and a weighted avarage expected life of the option of 5 years for each period. The expense is being amortized over the life of the associated notes. The notes are collateralized by the accounts receivable, inventory, equipment and intangible assets of the Company. These notes do not contain any covenants. The notes were issued to third parties and a related party. The related party subscribed to $100,000 of the debt and received 20,000 warrants to purchase 20,000 shares of the Company's common stock. The related party is an immediate family member of a director of the Company. Interest is payable monthly in arrears with the principal due December 31, 2004. The proceeds were used for general working capital of the Company.

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

          In December 2003, the Company issued 3,333,335 shares of the Company's common stock at $1.50 per share in a private placement. The proceeds of $5,000,000 were used for working capital and operating expenses. The securities issued in this private placement were registered under Form S-1 with the Securities and Exchange Commission on February 18, 2004. In conjunction with the private placement, the placement agent received an 8% commission on the gross proceeds, and a five year warrant to purchase 166,666 shares of the Company's common stock at $1.75 per share. The expense associated with the warrant was $65,000 calculated using the Black Scholes method of valuation and was included in the cost of the placement. The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted avarage assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates were 3.61%, 3.61% and 3.61%; an expected dividend yeild of 0%, the volatility factors of the expected market price of the Company's common stock were 169%, 92% and 93%; and a weighted avarage expected life of the option of 5 years for each period.

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

        Revenues                                                    Fiscal Year Ended October 31
        -------------------------------------------- ------------------- ------------------ ---------------------
                                                                  2004                2003               2002
                                                     ------------------- ------------------ ---------------------
        United States                                           19,472              10,693             11,144
        China (including Hong Kong)                              8,440               4,916              6,753
        Asia (excluding Hong Kong and China)                    10,152               4,538              2,183
        Europe                                                   7,051               1,690                566
        Other                                                    1,119                 878                160
                                                     ------------------- ------------------ ---------------------
                                                               $46,234             $22,715            $20,806
                                                               =======             =======            =======



        "Long-lived Assets"
        --------------------------------------------
                                                                  2004                2003
                                                     ------------------- ------------------
        United States                                              112                 109
        China (including Hong Kong)                             16,306               4,687
        Asia (excluding Hong Kong and China)                         -                   -
        Europe                                                       -                   -
        Other                                                        -                   -

                                                     ------------------- ------------------
                                                               $16,418              $4,796
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

16.      QUARTERLY CONSOLIDATED FINANCIAL DATA (UN-AUDITED)

         The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years ended October 31, 2004, 2003 and 2002 are set forth in the following table:

                                                                                          Diluted          Basic
                                                                                         Earnings        Earnings
                                                                       Net Earnings     (Loss) Per      (Loss) Per
              2004                     Sales          Gross Profit       (Loss)           Share            Share
              ----                     ------         -------------      -------          ------           -----
First Quarter                      $     9,796       $     2,378        $     621      $      0.03       $     0.02
Second Quarter                          10,624             2,168             (449)           (0.02)           (0.02)
Third Quarter                           11,654             2,434              370             0.01             0.01
Fourth Quarter                          14,160             3,131              532             0.02             0.02
                                  ----------------- ----------------- --------------- ---------------- ---------------
Total                              $    46,234        $   10,111        $   1,074       $     0.04       $    0.04
                                  ================= ================= =============== ================ ===============
              2003
              ----
First Quarter                      $     5,121       $     1,492       $       24      $        -       $        -
Second Quarter                           4,688               931             (628)          (0.03)           (0.03)
Third Quarter                            5,889             1,305             (314)          (0.02)           (0.02)
Fourth Quarter                           7,017             1,387              110            0.01             0.01
                                  ----------------- ----------------- --------------- ---------------- ---------------
Total                              $    22,715        $    5,115       $     (808)     $    (0.04)      $    (0.04)
                                  ================= ================= =============== ================ ===============
              2002
              ----
First Quarter                      $     4,611       $     1,155       $     (299)      $   (0.02)       $   (0.02)
Second Quarter                           5,584             1,383             (178)          (0.01)           (0.01)
Third Quarter                            5,316             1,321             (347)          (0.02)           (0.02)
Fourth Quarter                           5,295             1,217           (6,118)          (0.32)           (0.32)
                                  ----------------- ----------------- --------------- ---------------- ---------------
Total                              $    20,806        $    5,076       $   (6,942)      $   (0.36)       $   (0.36)
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

                                      F-33

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE.

         None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     Our management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal year covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934 is accumulated and communicated to mamagement timely, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. During the year ended October 30, 2004, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

                             INTERNATIONAL DISPLAYWORKS, INC.,
                             A Delaware corporation


Dated:   July 21, 2005       By:/s/ Thomas A. Lacey
                             ------------------------------------------------
                             Thomas A. Lacey,
                             Chief Executive Officer
                             (Principal Executive Officer)



                             By:/s/ Jeff Winzeler
                             -----------------------------------------------
                             Jeff Winzeler
                             Chief Financial Officer
                             (Principal Accounting and Principal
                             Financial Officer)