Form 10-Q/A
period 2005-04-30
INTERNATIONAL DISPLAYWORKS, INC
filed 2005-07-25
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-2


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

                                EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-Q/A to our quarterly report on Form 10-Q for the period ended April 30, 2005 ("Form 10-Q") is being made to our consolidated statement of operations to reflect certain re-classifications of expenses, to add clarification to our disclosure of non-cash information related to our acquisition of Three-Five (Beijing) Co. (see Note 2), and to add further clarifying language to Item 4 with respect to disclosure controls.

We are only amending and refiling those Parts of our Form 10-Q that have been changed. We have not modified or updated disclosures presented in the original quarterly report on Form 10-Q in this Form 10-Q/A. Accordingly, this Form 10-Q/A does not reflect events occuring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects disclosure made at the time of the original filing on Form 10-Q. This Form 10-Q/A should be read in conjunction with the original Form 10-Q and the filings made with the Securities and Exchange Comission subsequent to the filing of the original Form 10-Q, including any amendments to such filings.

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
                                                                                     ===================    =================

                         The accompanying notes are an integral part of these financial statements



                                         INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except Share and per share data)

                                                                      For Six Months Ended             For Three Months Ended
                                                                --------------------------------- ----------------- ----------------
                                                                April 30, 2005   April 30, 2004    April 30, 2005   April 30, 2004
                                                                   Unaudited        Unaudited        Unaudited         Unaudited

                                                                ---------------- ---------------- ----------------- ----------------

     Sales                                                            $  40,724        $  20,355        $   22,637        $  10,589
Cost of goods sold                                                       32,961           15,810            18,517            8,421
                                                                ---------------- ---------------- ----------------- ----------------
     Gross profit                                                         7,763            4,545             4,120            2,168
                                                                ---------------- ---------------- ----------------- ----------------
Operating expenses:
     General and administrative                                           3,695            2,345             1,777            1,239
     Selling, marketing and customer service                              1,174              875               584              481
     Engineering, advanced design and
                 product management                                         251              331               169              190
                                                                ---------------- ----------------- ---------------- ----------------
                              Total operating expenses
                                                                          5,120            3,551             2,530            1,910
                                                                ---------------- ---------------- ----------------- ----------------
                              Operating income                            2,643              994             1,590              258
                                                                ---------------- ---------------- ----------------- ----------------
Other income (expense):
     Interest expense                                                     (177)             (249)             (115)            (111)
     Other income (expense)                                                 22              (573)               (2)            (596)
                                                                ---------------- ----------------- ---------------- ----------------
                              Total other expense
                                                                          (155)             (822)             (117)            (707)
                                                                ---------------- ---------------- ----------------- ----------------
                              Income (loss) from continuing operations
                                          before income taxes            2,488               172             1,473             (449)
                                                                ---------------- ---------------- ----------------- ----------------
                              Provision for income taxes                     -                 -                 -                -
                                                                ---------------- ---------------- ----------------- ----------------
                              Net income (loss)                      $   2,488          $    172         $   1,473        $    (449)
                                                                ================ ================ ================= ================
Basic and diluted income (loss) per common share
                 Basic                                               $    0.08          $   0.01         $    0.05        $   (0.02)
                                                                ================ ================ ================= ================
                 Diluted                                             $    0.08          $   0.01         $    0.05        $   (0.02)
                                                                ================ ================ ================= ================
Weighted average common shares outstanding
                 Basic                                              31,146,049        23,675,562        31,525,498       24,906,508
                 Diluted                                            32,131,389        26,117,449        32,510,838       27,348,395
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
                                                                                        ====================== ===================
                                       5


Supplemental disclosure of non-cash information:

In connection with the acquisition of Three-Five (Beijing) Co. Ltd. the Company paid $8 million in cash, incurred an estimated $229 thousand in expenses related to the acquisition and acquired the following assets and liabilities:
                     Current Assets
                                    Inventory                                                     $     2,000
                                    Net due from Three-Five Systems                                       432
                                    Prepaid expenses and other current assets                           1,086
                                                                                        ----------------------
                                                    Total current assets                                3,518

                     Non-current assets
                                    Property and equipment, at cost                                     9,535
                                    Less: Excess of fair value of acquired net assets over cost        (2,394)
                                                                                        ----------------------
                                                                                                        7,141

                     Current Liabilities
                                    Mortgage and capitalized lease payable                             (2,430)
                                                                                        ----------------------
                                                    Total current liabilities                          (2,430)
                                                                                        ----------------------
                     Net assets acquired                                                                8,229
                                                                                        ======================

                            The accompanying notes are an integral part of these financial statements

                                       6




                                          INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                         UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                           (in thousands, except Share and per share data)

                                                                          For Six Months Ended April 30, 2004 (unaudited)
                                                             -----------------------------------------------------------------------
                                                                   IDW and          Three-Five              Proforma       Combined
                                                                                     Systems
                                                                                     Beijing
                                                                                   (November 1,
                                                                                   2003 through
                                                                Subsidiaries         April 8,             Adjustments
                                                                                      2004)
                                                             -------------------- --------------- ------- -------------- -----------

Revenue                                                        $  20,355           $   5,681        (1)    $   (3,575)     $  22,461
Cost of goods sold                                                15,810               6,585        (2)        (3,114)        19,281
                                                             -------------------- --------------- ------- -------------- -----------
        Gross profit (loss)                                        4,545                (904)                    (461)         3,180
                                                             -------------------- --------------- ------- -------------- -----------
Operating expenses:                                                                                                                -
        General and administrative                                 2,345                626                         -          2,971
        Selling, marketing and customer service                      875                195         (3)          (127)           943
        Engineering, advanced design and                                                                            -              -
                       product development                           331                 90                         -            421
                                                             -------------------- --------------- ------- -------------- -----------
                       Total operating expenses                    3,551                911                      (127)         4,335
                                                             -------------------- --------------- ------- -------------- -----------
                                                                                                                                   -
                       Operating income (loss)                       994             (1,815)                     (334)       (1,155)
                                                             -------------------- --------------- ------- -------------- -----------
                                                                                                                                   -
Other income (expense):                                                                                                            -
        Interest expense                                            (249)                (7)                        -          (256)
        Other income (expense)                                      (573)                 9                         -          (564)
                                                             -------------------- --------------- ------- -------------- -----------
                       Total other income (expense)
                                                                    (822)                 2                         -          (820)
                                                             -------------------- --------------- ------- -------------- -----------
                                                                                                                                   -
                       Income (loss) from operations
                       before taxes                                  172             (1,813)                     (334)       (1,975)
                                                                                                                                   -
                       Provision for income taxes                      -                  -                         -              -
                                                             -------------------- --------------- ------- --------------------------
                                                                                                                                   -
                       Net income (loss)                        $    172          $  (1,813)                $    (334)   $   (1,975)
                                                             ==================== =============== ======= ============== ===========
Basic and diluted income (loss) per common share
                       Basic                                    $   0.01                                                 $   (0.06)
                                                             ====================                                     ==============
                       Diluted                                 $    0.01                                                 $   (0.06)
                                                             ====================                                     ==============
Weighted average common shares outstanding
                       Basic                                  31,146,049                                                31,146,049
                                                             ====================                                     ==============

                       Diluted                                32,131,389                                                32,131,389
                                                             ====================                                     ==============

 (1) Elimination of Three-Five Systems intercompany revenue
 (2) Elimination of Cost of goods sold associated with Three-Five Systems intercompany revenue
 (3) Elimination of royalty paid by Three-Five Systems (Beijing) Co., Ltd to
 Three-Five Systems Inc.

                                       7


                                             INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                           UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                              (in thousands, except Share and per share data)

                                                                       For Six Months Ended April 30, 2005 (unaudited)
                                                       -------------------------------------------------------------------------
                                                             IDW and          Three-Five              Proforma          Combined
                                                                               Systems
                                                           Subsidiaries         Beijing
                                                            (including       (November 1,
                                                        Three-Five Systems   2004 through
                                                          Beijing April 9       April 8,              Adjustments
                                                        through 30, 2005)        2005)       (1)
                                                       --------------------- -------------- ----- ------------------ -----------
Revenue                                                    $  40,724            $   8,706     (2)    $    (240)        $ 49,190
Cost of goods sold                                            32,961                8,808     (3)         (230)          41,539
                                                       --------------------- -------------- ----- ----------------- ------------
        Gross profit (loss)                                    7,763                 (102)                 (10)           7,652
                                                       --------------------- -------------- ----- ------------------ -----------
Operating expenses:
        General and administrative                            3,695                  679                    -            4,374
        Selling, marketing and customer service               1,174                  270     (4)         (180)           1,260
        Engineering, advanced design and                                                                    -                -
                       product development                      251                  151                    -              402
                                                       --------------------- -------------- ----- ------------------ -----------
                       Total operating expenses               5,120                1,100                 (180)           6,036
                                                       --------------------- -------------- ----- ------------------ -----------
                       Operating income (loss)                2,643               (1,202)                 170            1,616
                                                       --------------------- -------------- ----- ------------------ -----------
Other income (expense):
        Interest expense                                      (177)                 (56)                   -             (233)
        Other income (expense)                                  22                   (6)                   -               16
                                                       --------------------- -------------- ----- ------------------ -----------
                       Total other income (expense)           (155)                 (62)                   -             (217)
                                                       --------------------- -------------- ----- ------------------ -----------
                       Income (loss) from operations
                       before taxes                           2,488               (1,264)                 170            1,399

                       Provision for income taxes                 -                    -                    -                -
                                                       --------------------- -------------- ----- ------------------ -----------
                       Net income (loss)                  $   2,488            $  (1,264)            $    170        $   1,399
                                                       ===================== ============== ===== ================== ===========
Basic and diluted income per common share
                       Basic                                       $    0.08                                          $    0.04
                                                       =====================                                 ===================
                       Diluted                                     $    0.08                                          $    0.04
                                                       =====================                                 ===================
Weighted average common shares outstanding
                       Basic                                      31,146,049                                         31,146,049
                                                       =====================                                 ===================
                       Diluted                                    32,131,389                                         32,131,389
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

          On April 8, 2005 the Company, through its wholly owned subsidiary International DisplayWorks (Hong Kong) Ltd, acquired 100% of the outstanding shares of Three-Five Systems (Beijing) Co., Ltd. Three-Five Systems (Beijing) Co., Ltd. ("Three-Five Beijing") is located in Beijing, PRC where it has a long-term land lease and owns the building in which it assembles thin film transistor ("TFT") and super-twist nematic ("STN") displays. The acquisition will provide the Company with increased capacity, a faster qualification to market with TFT products due to the fact that the factory is already qualified with certain customers and increase that Company's customer base. The acquisition, which was accounted for by the purchase method of accounting, consisted of an $8 million cash payment, an estimated $0.2 million of expenses, the assumption of $2.4 million in debt and an earn-out provision based on specific revenue targets. The expenses of $0.2 million are estimates at April 30, 2005 and are expected to be finalized by the end of the Company's third quarter on July 31, 2005. As part of the acquisition the Company recorded a $2 million value for inventory acquired. Under the terms of the agreement the Company may use up to $2 million of the inventory on hand, valued at market prices. Existing inventory used in excess of the $2 million will be purchased from Three-Five Systems at current market value. The Company is under no obligation to purchase inventory in excess of the recorded $2 million. Management has used their best estimates to determine that the book value of the assets acquired as recorded on the books and records of Three-Five Systems (Beijing) Co., Ltd is fairly stated. The excess of fair value of the acquired assets over cost was accounted for by a write-down on a pro-rata bases of the long-lived assets that were purchased. The Company paid the purchase price from its existing credit facility with Wells Fargo HSBC Trade Bank N.A. and cash generated from operations.


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


         Revenues for Six Months Ended:                                      April 30, 2005              April 30, 2004
         ------------------------------                                  --  ---------------         --  ---------------
         United States                                                         $  9,722                    $   8,954
         China (including Hong Kong)                                              6,878                        3,142
         Asia (excluding Hong Kong and China)                                    18,693                        4,231
         Europe                                                                   4,328                        3,729
         Other                                                                    1,103                        1,299
                                                                         ----------------------      -----------------------
         Total                                                                $  40,724                      $20,355
                                                                         ======================      =======================

         Revenues for Three Months Ended:                                    April 30, 2005              April 30, 2004
         --------------------------------                                --  ---------------         --  --------------
         United States                                                         $  5,247                    $   4,312
         China (including Hong Kong)                                              4,840                        1,555
         Asia (excluding Hong Kong and China)                                    10,802                        2,181
         Europe                                                                   1,376                        1,903
         Other                                                                      372                          638
                                                                         ----------------------      -----------------------
         Total                                                                $  22,637                    $  10,589
                                                                         ======================      =======================

         "Long Lived" Assets                                                 April 30, 2005             October 31, 2004
         -------------------                                             --  ---------------         -- ----------------
         United States                                                    $          81                 $        110
         China (including Hong Kong)                                             26,845                       16,308
                                                                         ----------------------      -----------------------
         Total                                                            $      26,926                 $     16,418
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

Business Combinations

     We account for business combinations in accordance with FASB Statement No. 141, Business Combinations. The Company completed the acquisition of Three-Five (Beijing) Co., Ltd on April 8, 2005. The purchase price paid for the acquisition was below the book value of the assets acquired as recorded on the books of Three-Five Systems (Beijing) Co., Ltd is fairly stated. The excess of fair value of the acquired assets over cost was accounted for by a write-down on a pro-rata basis of the long-lived assets that were purchased. There has not yet been an independent valuation of the value of the assets. Management has used their best estimates and knowledge to determine that the book value of the assets acquired is fairly stated. The final cost of the acquisition, including costs related to the acquisition, may require adjustment.

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

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2005 and 2004.

     Revenue - Revenue was $22,637,000 and $10,589,000 for the quarters ended April 30, 2005 and 2004 respectively, an increase of 114%. Net sales were $40,724,000 and $20,355,000 for the six months ended April 30, 2005 and 2004, respectively an increase of 100%. The increase for the three months and six months ended April 30, 2005, can be attributed to the continuing success of the Company's marketing plan which realigned the Company's customer base to eliminate low volume customers and replace them with high volume customers as well as increased capacity to accept additional orders through the addition of our new LCD line at our North Campus and the addition of new assembly capacity through the acquisition of Three-Five Beijing Co., Ltd.

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

Backlog

The Company's cancelable backlog at April 30, 2005 was $11,900,000.

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


ITEM 4.  CONTROLS AND PROCEDURES

     Our management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal quarter covered by this report, as required by the Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations.

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


                                   INTERNATIONAL DISPLAYWORKS, INC.



Date:  July 21, 2005                /s/ Jeffrey G. Winzeler
                                   --------------------------------------------
                                   Jeffrey G. Winzeler, Chief Financial Officer
                                   (Principal Accounting Officer and Principal
                                   Financial Officer)