Form 10-Q/A
period 2005-04-30
INTERNATIONAL DISPLAYWORKS, INC
filed 2005-07-28
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-3


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

                                EXPLANATORY NOTE

     This Amendment No. 3 on Form 10-Q/A to our quarterly report on Form 10-Q for the period ended April 30, 2005 ("Form 10-Q") is being made to clarify the payment of litigation settlement that was previously included in other expenses.

We are only amending and refiling those parts of our Form 10-Q that have been changed. We have not modified or updated disclosures presented in the original quarterly report on Form 10-Q, as amended, in this Form 10-Q/A-3. Accordingly, this Form 10-Q/A-3 does not reflect events occuring after the filing of our original Form 10-Q, as amended, or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects disclosure made at the time of the original filing on Form 10-Q, as amended. This Form 10-Q/A-3 should be read in conjunction with the original Form 10-Q, as amended, and the filings made with the Securities and Exchange Comission subsequent to the filing of the original Form 10-Q, including any amendments to such filings.

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
                                                                                     ===================    =================

                         The accompanying notes are an integral part of these financial statements



                                         INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except Share and per share data)

                                                                      For Six Months Ended             For Three Months Ended
                                                                --------------------------------- ----------------- ----------------
                                                                April 30, 2005   April 30, 2004    April 30, 2005   April 30, 2004
                                                                   Unaudited        Unaudited        Unaudited         Unaudited

                                                                ---------------- ---------------- ----------------- ----------------

     Sales                                                            $  40,724        $  20,355        $   22,637        $  10,589
Cost of goods sold                                                       32,961           15,810            18,517            8,421
                                                                ---------------- ---------------- ----------------- ----------------
     Gross profit                                                         7,763            4,545             4,120            2,168
                                                                ---------------- ---------------- ----------------- ----------------
Operating expenses:
     General and administrative                                           3,695            2,345             1,777            1,239
     Selling, marketing and customer service                              1,174              875               584              481
     Engineering, advanced design and
                 product management                                         251              331               169              190
     Litigation Settlement                                                    -              625                 -              625
                                                                ---------------- ----------------- ---------------- ----------------
                              Total operating expenses
                                                                          5,120            4,176             2,530            2,535
                                                                ---------------- ---------------- ----------------- ----------------
                              Operating income                            2,643              369             1,590             (367)
                                                                ---------------- ---------------- ----------------- ----------------
Other income (expense):
     Interest expense                                                     (177)             (249)             (115)            (111)
     Other income (expense)                                                 22                52                (2)              29
                                                                ---------------- ----------------- ---------------- ----------------
                              Total other expense
                                                                          (155)             (197)             (117)             (82)
                                                                ---------------- ---------------- ----------------- ----------------
                              Income (loss) from continuing operations
                                          before income taxes            2,488               172             1,473             (449)
                                                                ---------------- ---------------- ----------------- ----------------
                              Provision for income taxes                     -                 -                 -                -
                                                                ---------------- ---------------- ----------------- ----------------
                              Net income (loss)                      $   2,488          $    172         $   1,473        $    (449)
                                                                ================ ================ ================= ================
Basic and diluted income (loss) per common share
                 Basic                                               $    0.08          $   0.01         $    0.05        $   (0.02)
                                                                ================ ================ ================= ================
                 Diluted                                             $    0.08          $   0.01         $    0.05        $   (0.02)
                                                                ================ ================ ================= ================
Weighted average common shares outstanding
                 Basic                                              31,146,049        23,675,562        31,525,498       24,906,508
                 Diluted                                            32,131,389        26,117,449        32,510,838       27,348,395
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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment number 3 to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INTERNATIONAL DISPLAYWORKS, INC.



Date:  July 27, 2005                /s/ Jeffrey G. Winzeler
                                   --------------------------------------------
                                   Jeffrey G. Winzeler, Chief Financial Officer
                                   (Principal Accounting Officer and Principal
                                   Financial Officer)