Form 10-Q
period 2005-07-31
INTERNATIONAL DISPLAYWORKS, INC
filed 2005-09-06
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2005

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

                                 (916) 797-6800
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the registrant's Common Stock, par value $0.001, as of August 22, 2005 was 31,751,393.

                        INTERNATIONAL DISPLAYWORKS, INC.



INDEX


Part 1 Consolidated Financial Information                            Page Number
                                                                     -----------

Item 1.  Consolidated Financial Statements (Unaudited):

         Balance Sheets at July 31, 2005 and October 31, 2004..................3

         Statements of Operations for the
         Three and nine months ended July 31, 2005 and 2004....................4

         Statements of Cash Flows for the
         Nine months ended July 31, 2005 and 2004..............................5

         Notes to Financial Statements.........................................7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............18

Item 4.  Controls and Procedures..............................................18

Signatures....................................................................20

Certifications................................................................21




                                     INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                       (in thousands)

                                                                                     -------------------    -----------------
                                           ASSETS                                         July 31,            October 31,
                                           ------                                          2005
                                                                                         Unaudited                2004
                                                                                     -------------------    -----------------
Current assets:
      Cash and cash equivalents

         Cash in banks                                                               $          6,079       $        8,187
         Cash in commercial paper                                                                   -                1,999
                                                                                     -------------------    -----------------
         Total cash and cash equivalents                                                        6,079               10,186
      Accounts receivable,
          net of allowance for doubtful accounts of $82 and $101                               21,937               11,378
      Inventories                                                                               9,362                5,780
      Prepaid expense and other current assets                                                  2,419                1,160
                                                                                     -------------------    -----------------
         Total current assets                                                                  39,797               28,504
                                                                                     -------------------    -----------------

Property, plant and equipment at cost, net                                                     27,311               16,418
                                                                                     -------------------    -----------------
         Total assets                                                                $         67,108       $       44,922
                                                                                     ===================    =================

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

      Accounts payable                                                                $        12,638       $        7,236
      Accrued liabilities                                                                       3,856                3,588
      Line of credit                                                                           13,251                4,398
      Current portion of long term debt                                                         2,565                  496
                                                                                     -------------------    -----------------
         Total current liabilities                                                             32,310               15,718

Long-term debt, net of current portion                                                              5                   70
                                                                                     -------------------    -----------------

         Total liabilities                                                                     32,315               15,788
                                                                                     -------------------    -----------------

Commitments and contingencies

Shareholders' equity
      Preferred stock, par $0.001, 10,000,000 shares authorized, none issued
      Common stock, par $0.001, 100,000,000 shares authorized
         31,706,706 and 30,573,383  shares issued and outstanding
         at July 31, 2005 and October 31, 2004 respectively                                    31,707               30,573
      Pain in capital                                                                          35,591               35,069
      Accumulated deficit                                                                     (33,106)             (36,579)
      Cumulative translation adjustment                                                           601                   71
                                                                                     -------------------    -----------------
         Total shareholders' equity                                                            34,793               29,134
                                                                                     -------------------    -----------------
         Total liabilities and shareholders' equity                                  $         67,108       $       44,922
                                                                                     ===================    =================

                         The accompanying notes are an integral part of these financial statements



                                     INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except Share and per share data)

                                                        For Nine Months Ended                 For Three Months Ended
                                                 ------------------------------------- ------------------ -------------------
                                                   July 31, 2005      July 31, 2004      July 31, 2005      July 31, 2004
                                                     Unaudited          Unaudited          Unaudited          Unaudited
                                                 ------------------ ------------------ ------------------ -------------------

      Sales                                      $          64,323  $          31,975  $          23,600  $           11,620
Cost of goods sold                                          52,423             24,997             19,463               9,186
                                                 ------------------ ------------------ ------------------ -------------------
      Gross profit                                          11,900              6,978              4,137               2,434
                                                 ------------------ ------------------ ------------------ -------------------
Operating expenses:
      General and administrative                             5,532              3,579              1,837               1,234
      Selling, marketing and customer service                1,918              1,507                745                 633
      Engineering, advanced design and
         product management                                    525                454                273                 123
      Litigation settlement                                      -                625                  -                   -
                                                 ------------------ ------------------ ------------------- ------------------
            Total operating expenses
                                                             7,975              6,165              2,855               1,990
                                                 ------------------ ------------------ ------------------ -------------------

            Operating income                                 3,925                813              1,282                 444
                                                 ------------------ ------------------ ------------------ -------------------
Other income (expense):
      Interest expense                                        (426)              (333)              (248)                (84)
      Other income (expense)                                   (27)                63                (50)                 10
                                                 ------------------ ------------------ ------------------ -------------------
            Total other expense
                                                              (453)              (270)              (298)                (74)
                                                 ------------------ ------------------ ------------------ -------------------

            Income from continuing operations
               before income taxes                           3,472                543                984                 370
                                                 ------------------ ------------------ ------------------ -------------------

            Provision for income taxes                           -                  -                  -                   -
                                                 ------------------ ------------------ ------------------ -------------------
            Net income                           $           3,472  $             543  $             984  $              370
                                                 ================== ================== ================== ===================

Basic and diluted income per common share
          Basic                                  $            0.11  $            0.02  $            0.03  $             0.01
                                                 ================== ================== ================== ===================

          Diluted                                $            0.11  $            0.02  $            0.03  $             0.01
                                                 ================== ================== ================== ===================

Weighted average common shares outstanding
         Basic                                          31,282,781         24,730,165         31,701,456          29,960,175

         Diluted                                        32,326,370         26,962,928         32,745,045          32,192,938
                                                 ================== ================== ================== ===================

                          The accompanying notes are an integral part of these financial statements




                                     INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in thousands)
                                                                                 --------------------------------------------
                                                                                            For the Periods Ended
                                                                                       July 31,              July 31,
                                                                                         2005                  2004
                                                                                 --------------------- ----------------------
Cash flows from operating activities:
     Net income                                                                           $     3,472             $      543
     Adjustments to reconcile net income to net cash provided
          by (used in) operating activities:
              Depreciation                                                                      1,698                    696
              Stock issued for services                                                           214                     58
              Foreign currency translation                                                        (50)                     -
              (Gain) loss on disposal of fixed assets                                             (41)                     9

              Changes in operating assets and liabilities, net of business combinations:
                       Increase in accounts receivable                                         (7,477)                (4,462)
                       Increase in Inventories                                                 (1,582)                (2,308)
                       Increase in prepaid expenses and other current assets                     (173)                  (442)
                       Increase in accounts payable                                             2,716                  1,912
                       (Decrease) increase in accrued liabilities                                (581)                   790
                                                                                 --------------------- ----------------------
                                 Net cash used in operating activities                         (1,804)                (3,204)

Cash flows from investing activities:
     Acquisitions of property, plant and equipment                                             (3,940)                (1,224)
     Acquisition of Three-Five Beijing Co., Ltd., net of cash acquired                         (8,282)                     -
     Proceeds from disposal of property, plant and equipment                                       51                      -
                                                                                 --------------------- ----------------------
                      Net cash used in investing activities
                                                                                              (12,171)                (1,224)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                                     1,442                 23,343
     Proceeds from issuance of warrants                                                             -                     64
     Proceeds from lines of credit, net                                                         8,853                  2,313
     Payment on  debt - related parties                                                             -                   (574)
     Payment on debt                                                                             (427)                (1,236)
                                                                                 --------------------- ----------------------
          Net cash provided by financing activities                                             9,868                 23,910

Decrease (increase) in cash and cash equivalents                                               (4,107)                19,482

Cash and cash equivalents at beginning of period                                               10,186                  1,178
                                                                                 --------------------- ----------------------
Cash and cash equivalents at end of period                                                $     6,079            $    20,660
                                                                                 ===================== ======================
Supplemental disclosure:
     Cash paid for interest                                                               $       426            $       215
                                                                                 ===================== ======================
     Cash paid for income taxes                                                           $         -            $         -
                                                                                 ===================== ======================
Non-cash financing activities:
     Stock issued for services                                                            $       214            $        58
                                                                                 ===================== ======================

Supplemental disclosure of non-cash information:

In connection with the acquisition of Three-Five (Beijing) Co. Ltd the Company paid $8 million in cash, incurred an estimated $282 thousand in expenses related to the acquisition and acquired the following assets and liabilities:


        Current Assets

              Inventories                                                    $ 2,000
              Net due from Three-Five Beijing                                    432
              Prepaid expenses and other current assets                        1,086
                                                                        -----------------
                 Total current assets                                          3,518

        Non-current assets
              Property, plant and equipment, at cost                           9,535
              Less:  Excess of fair value of acquired assets over cost        (2,341)
                                                                       -----------------
                                                                               7,194

        Current Liabilities
              Mortgage payable and capitalized lease payable                  (2,430)
                                                                       -----------------
                 Total current liabilities                                    (2,430)

              Total assets acquired                                    $       8,282
                                                                       =================

         The accompanying notes are an integral part of these financial statements

                  INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

          The  accompanying   consolidated   financial  statements  include  the
     accounts of International DisplayWorks, Inc., and its subsidiaries (collectively referred to as the "Company" or "IDW"). The un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2005 are not necessarily indicative of the results that may be expected for the 2005 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

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

          On April 8, 2005 the Company, through its wholly owned subsidiary International DisplayWorks (Hong Kong) Ltd, acquired 100% of the outstanding shares of Three-Five Systems (Beijing) Co., Ltd. ("Three-Five Beijing") located in Beijing, PRC where it has a long-term land lease and owns the building in which it assembles thin film transistor ("TFT") and super-twist nematic ("STN") displays. The acquisition will provide the Company with increased capacity, a faster qualification to market with TFT products due to the fact that the factory is already qualified with certain customers and increase the Company's customer base. The acquisition, which was accounted for by the purchase method of accounting, consisted of an $8 million cash payment, a $0.3 million of expenses, the assumption of $2.4 million in debt and an earn-out provision based on specific revenue targets. The Company estimated expenses of $0.2 million at April 30, 2005 and have now finalized these expenses at July 31, 2005. As part of the acquisition the Company recorded a $2 million value for inventory acquired.

     Under the terms of the agreement the Company may use up to $2 million of the inventory on hand, valued at market prices. Existing inventory used in excess of the $2 million will be purchased from Three-Five Beijing at current market value. The Company is under no obligation to purchase inventory in excess of the recorded $2 million. At July 31, 2005 the Company had consumed $2.3 million of the inventory on hand at acquisition valued at market prices and has accrued a liability for the $0.3 million in excess of the $2 million acquired at acquisition. Management has used their best estimates to determine that the book value of the assets acquired as recorded on the books and records of Three-Five Beijing is fairly stated. The excess of fair value of the acquired assets over cost was accounted for by a write-down on pro-rata bases of the long-lived assets that were purchased. The Company paid the purchase price from its existing credit facility with Wells Fargo HSBC Trade Bank N.A. and cash generated from operations.

3.   INVENTORIES

     Inventories consisted of the following (in thousands):
                                                               July 31, 2005         October 31, 2004
                                                             -------------------    --------------------
        Finished goods                                       $           1,410      $             917
        Work-in-progress                                                 3,171                  1,820
        Raw materials                                                    5,036                  3,510
        Less: reserve for obsolete inventories                            (255)                  (467)
                                                             -------------------    --------------------
        Total inventories                                    $           9,362      $           5,780

                                                             ===================    ====================

4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consisted of the following (in thousands):
                                                               July 31, 2005         October 31, 2004
                                                             -------------------    --------------------
        Prepaid expenses                                     $             815      $             259
        Advances to suppliers                                              734                    447
        PRC - VAT  recoverable                                             243                    145
        Other                                                              627                    309
                                                             -------------------    --------------------
        Total prepaid expenses and other current assets      $           2,419      $           1,160
                                                             ===================    ====================


5.   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following (in thousands):
                                                               July 31, 2005         October 31, 2004
                                                             -------------------    --------------------
        Land and buildings                                   $            7,897     $             1,185
        Furniture, fixtures and equipment                                 4,296                   2,503
        Machinery                                                        16,421                  14,476
        Leasehold improvements                                            4,789                     410
        Construction in progress                                             76                   1,857
                                                             -------------------    --------------------
                                                                         33,479                  20,431
        Less: accumulated depreciation                                   (6,168)                 (4,013)
                                                             -------------------    --------------------

        Net property, plant and equipment                    $           27,311     $            16,418
                                                             ===================    ====================


6.   ACCRUED LIABILITIES

         Accrued liabilities consisted of the following (in thousands):
                                                              July 31, 2005         October 31, 2004
                                                            -------------------    --------------------
        Accrued payroll and related liabilities             $            1,703     $           1,335
        Accrued staff hostel expenses                                      141                   190
        Accrued inventory purchases                                        436                    27
        Accrued royalties                                                    -                    38
        Accrued PRC government management fees                              44                    72
        Construction retention                                             434                     -
        Accrued utility costs                                              331                     -
        Accrued asset acquisition costs                                    140                 1,560
        Accrued commissions                                                303                     -
        Other accrued liabilities                                          324                   366
                                                            -------------------    --------------------
                 Total accrued liabilities                         $     3,856     $           3,588
                                                            ===================    ====================

7.   LINE OF CREDIT

          The Company has a $20,000,000 credit line with Wells Fargo HSBC Trade Bank N.A. The credit line, which expires on March 30, 2006, has an interest rate of prime plus 0.5% per annum or LIBOR plus 3% with a 30-, 60-, 90- or 180-day option, an unused line fee of 0.1%, and includes certain financial covenants. At July 31, 2005, the outstanding balance was $13,251,000. Based on the covenants of the loan, there was approximately $6,749,000 available under the line at July 31, 2005. At July 31, 2005, because of borrowings to acquire the Beijing factory, the Company was in non-compliance of certain covenants of the agreement with Wells Fargo HSBC Trade Bank N.A. The bank has waived the non-compliance and the Company is not in default of any of its agreements. The Company is currently in the process of revising the covenants of the Trade Bank line of credit to avoid non-compliance issues in the future. The Company expects to have the new covenants in place before the end of its current fiscal year.

8.   STOCKHOLDERS' EQUITY

          Stock Option Plans

          During the nine months ended July 31, 2005, there were 805,800 options granted at a price equal to or greater than market price at the date of the grant. There were 16,500 options that were cancelled or expired, and 756,500 options were exercised under the employee stock option plans at prices that ranged from $0.15 to $6.70 per share.

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


                                                   Nine Months Ended                         Three Months Ended
                                                        July 31                                   July 31
                                                2005               2004                   2005                 2004
                                           --------------- -- ---------------- --- ------------------- -- ----------------
        Net income as reported             $       3,472      $        543         $         984          $          370
        Deduct:  Total stock-based
        employee compensation expense
        determined under fair value
        based method for all awards               (1,134)              (63)                 (378)                    (21)
                                           ---------------    ---------------- --- -------------------    ----------------
        Pro forma net income               $       2,338      $        480         $         606          $          349
                                           ===============    ================     ===================    ================

        Earnings per share:
        Basic - as reported                $        0.11      $       0.02         $        0.03          $         0.01
                                           ===============    ================     ===================    ================
        Diluted - as reported              $        0.11      $       0.02         $        0.03          $         0.01
                                           ===============    ================     ===================    ================
        Basic - pro forma                  $        0.07      $       0.02         $        0.02          $         0.01
                                           ===============    ================     ===================    ================
        Diluted - pro forma                $        0.07      $       0.02         $        0.02          $         0.01
                                           ===============    ================     ===================    ================

     Common Stock Issued

          During the nine months ended July 31, 2005, the Company issued 1,133,323 shares of common stock. Of these 51,948 shares of the Company's common stock were issued accordance with the employment agreement with the Company's Chairman and CEO as a signing bonus at a share price of $3.85, the fair market value as of the date of the agreement. The expense related to the issuance of these shares was accrued on the Company's books in the fiscal year ended October 31, 2004. The Company issued 2,500 shares as compensation to a consultant as total compensation for services rendered to the Company's procurement department at a share price of $5.45, the fair market value as of the date of the agreement. Accordingly, stock issued for services during the period was approximately $214,000. The Company issued 322,375 shares of the Company's common stock through exercise of warrants at exercise prices from $0.16 to $1.75 per share. The Company issued 756,500 shares of the Company's common stock through exercise of stock options issued under the Company's stock option and incentive plans at exercise prices from $0.15 to $6.70 per share.

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

          On April 30, 2005 the Company, through its subsidiary IDW (Beijing) Co., Ltd. completed the renewal of a RMB 20 million (approximately $2.5 million US dollars at current exchange rates) mortgage on its Beijing factory. The term of the loan is one year at an interest rate of 6.14%.

          On July 12, 2005 the Company entered into a lease for sales office facilities in Scottsdale Arizona. The lease begins on September 1, 2005. The term of the lease is five (5) years with a one-time buy out option at the end of the first thirty six (36) months by paying a buy out fee of seven thousand two hundred ($7,200) dollars. The initial annual rent is $27,700.

10.  SEGMENT AND GEOGRAPHIC INFORMATION

          The Company produces displays and display modules for the end products of OEM, ODM and EMS manufacturers and hence operates in one segment. However, the Company has four major geographic territories where it sells and distributes essentially the same products. These are the United States, China (including Hong Kong), Asia (excluding Hong Kong and China) and Europe. The sales and assets by geographical area were (in thousands):

         Revenues for Nine Months Ended:                                     July 31, 2005                July 31, 2004
         -------------------------------                                 ---------------------        ---------------------
         United States                                                               $  19,896                   $   13,622
         China (including Hong Kong)                                                    23,543                        8,604
         Asia (excluding Hong Kong and China)                                           12,121                        3,787
         Europe                                                                          6,293                        4,652
         Other                                                                           2,470                        1,310
                                                                         ----------------------       ----------------------
         Total                                                                       $  64,323                      $31,975
                                                                         ======================       ======================

         Revenues for Three Months Ended:                                    July 31, 2005                July 31, 2004
         --------------------------------                                ----------------------       ----------------------
         United States                                                              $    9,607                    $   5,646
         China (including Hong Kong)                                                     5,314                        2,681
         Asia (excluding Hong Kong and China)                                            5,524                        1,416
         Europe                                                                          1,909                        1,553
         Other                                                                           1,246                          324
                                                                         ----------------------       ----------------------
         Total                                                                       $  23,600                    $  11,620
                                                                         ======================       ======================

         "Long Lived" Assets                                                 July 31, 2005               October 31, 2004
         -------------------                                             ----------------------       ----------------------

         United States                                                               $     111                    $     112
         China (including Hong Kong)                                                    27,200                       16,306
                                                                         ----------------------       ----------------------
         Total                                                                       $  27,311                    $  16,418
                                                                         ======================       ======================


11.  Acquisition of Three-Five Systems (Beijing) Co., Ltd.

     On April 8, 2005 the Company, through its wholly owned subsidiary International DisplayWorks (Hong Kong) Ltd, acquired 100% of the outstanding shares of Three-Five Systems (Beijing) Co., Ltd. ("Three-Five Beijing") located in Beijing, PRC where it has a long-term land lease and owns the building in which it assembles thin film transistor ("TFT") and super-twist nematic ("STN") displays. The acquisition will provide the Company with increased capacity, a faster qualification to market with TFT products due to the fact that the factory is already qualified with certain customers and increase the Company's customer base. The acquisition, which was accounted for by the purchase method of accounting, consisted of an $8 million cash payment, a $0.3 million of expenses, the assumption of $2.4 million in debt and an earn-out provision based on specific revenue targets. The Company estimated expenses of $0.2 million at April 30, 2005 and have now finalized these expenses at July 31, 2005. As part of the acquisition the Company recorded a $2 million value for inventory acquired. Under the terms of the agreement the Company may use up to $2 million of the inventory on hand, valued at market prices. Existing inventory used in excess of the $2 million will be purchased from Three-Five Beijing at current market value. The Company is under no obligation to purchase inventory in excess of the recorded $2 million. At July 31, 2005 the

     Company had consumed $2.3 million of the inventory on hand at acquisition valued at market prices and has accrued a liability for the $0.3 million in excess of the $2 million acquired at acquisition.

          The following table summarizes the fair values of the assets acquired. The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, Business Combinations." Under this method of accounting, the Company allocated the purchase price to the fair value of assets acquired. Management has used their best estimates to determine that the book value of the assets acquired as recorded on the books and records of Three-Five Beijing is fairly stated. The excess of fair value of the acquired assets over cost was accounted for by a write-down on pro-rata bases of the long-lived assets that were purchased. The Company paid the purchase price from its existing credit facility with Wells Fargo HSBC Trade Bank N.A. and cash generated from operations.

Current Assets

      Inventories                                                                                      $ 2,000
      Net due from Three-Five Beijing                                                                      432
      Prepaid expenses and other current assets                                                          1,086
                                                                                              -----------------
         Total current assets                                                                            3,518

Non-current assets
      Property, plant and equipment, at cost                                                             9,535
      Less:  Excess of fair value of acquired assets over cost                                          (2,341)
                                                                                              -----------------
                                                                                                         7,194

Current Liabilities
      Mortgage payable and capitalized lease payable                                                    (2,430)
                                                                                              -----------------
         Total current liabilities                                                                      (2,430)

      Total assets acquired                                                                      $       8,282
                                                                                              =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including "believes," "considers," "intends," "expects," "may," "will," "should," "forecast," or "anticipates," or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected and in the future could affect our actual results and could cause actual consolidated results for fiscal year 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and times needed, realization of forecasted income and expenses by the PRC Companies (as defined herein), initiatives by competitors, price pressures, changes in the political climate for business in the People's Republic of China, the loss of one or more of our significant customers, and other risk factors listed from time to time in the Company's SEC reports including in particular, the factors and discussion in our Form 10-K/A for the year ended October 31, 2004 and the factor listed below regarding the equipment acquisition.

     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and nine month periods ended July 31, 2005 and July 31, 2004.

Overview

     We design and manufacture liquid crystal display (LCD) products and are a supplier to several Fortune 500 companies, major Japanese and other Asian and European corporations and smaller companies operating in a variety of end-markets. Our principal product focus is on the small form factor (SFF) LCD market, which includes 7" displays or smaller. Our customers include original equipment manufacturers (OEMs), original design manufacturers (ODMs) and electronic manufacturing services providers (EMSs), collectively referred to as "our customers," serving markets such as mobile phones, handheld games, portable media players, medical devices, printers, consumer electronics, and industrial and telecommunications equipment.

     We assist our customers in the design and development of their products and provide full turnkey manufacturing services. We offer a broad suite of services and solutions, including outsourced design, component purchasing, electronic subassemblies and finished products assembly, post-assembly testing and post-sales support. We provide value-added custom design and manufacturing services, in which we design and develop products that are sold by our customers to their end customers and markets using their brand names. We support a broad product portfolio, with offerings in three SFF LCD technologies: monochrome super-twisted nematic (STN), color super-twisted nematic (CSTN) and thin film transistor (TFT). In addition, we support an extensive set of production techniques for manufacturing our LCD modules: surface mount (SMT), chip-on-board
(COB), chip-on-glass (COG), chip-on-film (COF) and tape carrier package (TCP).

     We believe that we compete successfully on a variety of factors including product quality, customer service, global account and sales coverage model, value-added design and manufacturing services, and broad set of product offerings. In addition, we believe that our China-based operations provide us with a competitive cost structure and access to a highly educated engineering work force. Unlike many of our Asian competitors that are largely based in Taiwan, Hong Kong, Japan and Korea but may have certain of their manufacturing operations in China, we operate all of our product design, manufacturing, engineering support, front end glass manufacturing and post-sales support operations in China. Our presence in China and our customer-driven engineering focus allow us to closely monitor our manufacturing resources for quality, as well as to align our design and manufacturing capabilities with our customers' local manufacturing operations. Our locally-based personnel thus have the ability to work directly and collaboratively with the growing number of China-based OEMs, ODMs and EMSs.

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

Business Combinations

     We account for business combinations in accordance with FASB Statement No. 141, Business Combinations. The Company completed the acquisition of Three-Five (Beijing) Co., Ltd on April 8, 2005. The purchase price paid for the acquisition was below the book value of the assets acquired. There has not yet been an independent valuation of the value of the assets. Management has used their best estimates and knowledge to determine that the book value of the assets acquired as recorded on the books of Three-Five Beijing is fairly stated. The excess of fair value of the acquired assets over cost was accounted for by a write-down on a pro-rata basis of the long-lived assets that were purchased.

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

Income Taxes

     Pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes," income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At July 31, 2005, we had approximately $6,879,000 of net operating loss carry forward available resulting in approximately $2,394,000 of deferred tax assets which are not included in our balance sheet due to uncertainty of realizing them.

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2005 and 2004.

     Revenue - Revenue was $23,600,000 and $11,620,000 for the quarters ended July 31, 2005 and 2004 respectively, an increase of 103%. Net sales were $64,323,000 and $31,975,000 for the nine months ended July 31, 2005 and 2004, respectively an increase of 101%. The increase for the three months and nine months ended July 31, 2005, can be attributed to the continuing success of the Company's marketing plan which realigned the Company's customer base to eliminate low volume customers and replace them with high volume customers. Additionally, the company increased capacity to accept additional orders through the addition of the LCD line at our North Campus facility in Shenzhen. The North Campus line generated revenue from CSTN or color passive displays revenue starting in March of 2005. In April, the company began revenue production of TFT color modules from its Beijing factory acquired from Three-Five Beijing Co., Ltd.

     Cost of Goods Sold - Cost of sales was 82% and 79% of net sales for the quarters ended July 31, 2005 and 2004, respectively. The 3% increase, as a percentage of sales, is due to a 2% increase in raw material costs, a 1% increase in non-recoverable VAT, a 2% increase in depreciation (primarily from the startup of North Campus) offset by a 2% decrease in direct labor, utilities and overhead compared to the same period a year ago. Cost of sales was 82% and 78% for the nine months ended July 31, 2005 and 2004, respectively. The 4% increase, as a percentage of sales, was due to increased raw material costs, non-recoverable VAT and depreciation (primarily from the startup of North Campus) offset by decreases in direct labor, utilities and overhead compared to the same period a year ago.

     General and Administrative - General and Administrative expenses increased 49% to $1,837,000 from $1,234,000 for the quarters ended July 31, 2005 and 2004 respectively. As a percentage of sales, General and Administrative expenses were 8% and 11% for the quarters ended July 31, 2005 and 2004, respectively. The Company anticipates that as sales continue to increase this percentage relationship to sales will continue to decrease in future periods. Approximately 55% of the dollar increase over the same period last year is attributed to the Three-Five Beijing acquisition in addition to increased number of employees and employee related expenses, increased professional fees (in part due to outside consulting fees in connection with Sarbanes-Oxley Section 404 compliance), increased insurance costs, increased depreciation expense, offset by favorable exchange rate expense and reduced bad debt expense. The Company anticipates that costs associated with Sarbanes Oxley Section 404 compliance will continue through the fiscal year end as the Company prepares for its initial certification. For the quarter ended July 31, 2005 the significant elements of general and administrative expense include employee related expenses of $1,087,000, rent and utility costs of $17,000, insurance costs of $155,000 and professional fees of $191,000. General and Administrative expenses increased 55% to $5,532,000 from $3,579,000 for the nine months ended July 31, 2005 and 2004 respectively. As a percentage of sales, General and Administrative expenses were 9% and 11% for the nine months ended July 31, 2005 and 2004, respectively. The Company anticipates that as sales continue to increase that this percentage relationship to sales will continue to decrease in future periods. This cost increase is attributed to the increased number of employees and employee related expenses, increased professional fees (in part due to outside consulting fees in connection with Sarbanes-Oxley Section 404 Compliance), increased insurance costs, increased depreciation expense, increased rent and utilities attributed to North Campus pre-opening, offset by favorable exchange rate expense and reduced bad debt expense. The Company anticipates that costs associated with Sarbanes Oxley Section 404 compliance will continue through the fiscal year end as the Company prepares for its initial certification. For the nine months ended July 31, 2005 the significant elements of general and administrative expense include employee related expenses of $2,810,000, rent and utility costs of $408,000, insurance costs of $312,000, depreciation of $199,000 and professional fees of $794,000.

     Selling, Marketing and Customer Service - Selling, Marketing and Customer Service expenses increased to $745,000 from $633,000 for the quarters ended July 31, 2005 and 2004 respectively, an increase of 18%. As a percentage of sales, Selling, Marketing and Customer Service expenses were 3% and 5% for the quarters ended July 31, 2005 and 2004 respectively. The increased expense can be attributed to the increased number of employees and employee related expense, commission expense (due to increased sales) and travel expense. Significant elements of this expense consist of employee related expenses of $247,000, commission expense of $332,000 and travel expense of $60,000 for the quarter ended July 31, 2005. Selling, Marketing and Customer Service expenses increased to $1,918,000 from $1,507,000 for the nine months ended July 31, 2005 and 2004 respectively, an increase of 27%. As a percentage of sales, Selling, Marketing and Customer Service expenses were 3% and 5% for the nine months ended July 31, 2005 and 2004 respectively. The increased expense can be attributed to the increased number of employees and employee related expense, commission expense (due to increased sales) and travel expense. Significant elements of this expense consist of employee related expenses of $584,000, commission expense of $892,000 and travel expense of $142,000 for the nine months ended July 31, 2005.

     Engineering, Design, and Project Management - Engineering, design and project management expenses were $273,000 and $123,000 for the quarters ended July 31, 2005 and 2004 respectively, an increase of 122%. As a percentage of sales, engineering, design and project management was 1% for the quarters ended July 31, 2005 and 2004 respectively. The increase is attributable to increased salary costs resulting from the addition of field engineering support personnel to work directly with customers during the product development and implementation phases. A significant element of this expense includes employee salary and related expenses of $230,000. Engineering, design and project management expenses were $525,000 and $454,000 for the nine months ended July 31, 2005 and 2004 respectively, an increase of 16%. As a percentage of sales, engineering, design and project management was 1% for the nine months ended July 31, 2005 and 2004 respectively. The increase is attributable to increased salary costs resulting from the addition of field engineering support personnel to work directly with customers during the product development and implementation phases. A significant element of this expense includes employee salary and related expenses of $443,000 for the nine months ended July 31, 2005.

     Interest Expense (net) - Interest expense increased 195% to $248,000 from $84,000 for the quarters ended July 31, 2005 and 2004 respectively. The increase is attributable to increased borrowings on the Company's line of credit related to the acquisition of Three-Five Beijing. Interest expense (net of interest income of $26,000) increased 28% to $426,000 from $333,000 for the nine months ended July 31, 2005 and 2004 respectively. The increase is attributable to increased borrowings on the Company's line of credit related to the acquisition of Three-Five Beijing.

     Other Income / Expense - Other expense was $50,000 for the quarter ended July 31, 2005 compared to income of 10,000 for the comparable quarter ended July 31, 2004. The primary components of other expense were customs fees expense of $66,000 offset by rental income of $9,000 and other income of $6,000. Other expense was $27,000 for the nine months ended July 31, 2005 and other income was $63,000 for the nine months ended July 31, 2004. The primary components of other expense were customs fees expense of $66,000 offset by rental income of $32,000 and other income of $7,000.

     Net Income - Net income was $984,000 ($0.03 per share basic and diluted) and $370,000 ($0.01 per share basic and diluted) for the quarters ended July 31, 2005 and 2004 respectively. Increased sales are the reason for increase in net income. Net income was $3,472,000 ($0.11 per share, basic and diluted) and $543,000 ($0.02 per share basic and diluted) for the nine months ended July 31, 2005 and 2004, respectively. Increased sales are the reason for the increased net income.

Liquidity and Capital Resources

     Adjusted for non-cash items, net income for the nine months ended July 31, 2005 and 2004 resulted in net cash outflows from operations of $1,804,000 and $3,204,000 respectively. Increases in accounts receivable of $7,477,000 due to increased sales, inventories of $1,582,000 due to increased sales, prepaid expenses and other current assets of $173,000 and decreases in accrued liabilities of $581,000 offset by increases in accounts payable of $2,716,000 were the primary reasons for the cash outflows. Cash used in investing activities was $12,171,000 ($8,282,000 for the acquisition of Three-Five Beijing) and $1,224,000 for the nine months ended July 31, 2005 and 2004 respectively. The funds not related to the Three-Five Beijing acquisition were used primarily for tenant improvements and equipment installation at the Company's North Campus which houses the new LCD line. Cash inflows from financing activities were $9,868,000 and $23,910,000 for the nine months ended July 31, 2005 and 2004, respectively, primarily from the issuance of common stock for exercise of stock options of $1,442,000, and an increase of $8,853,000 in outstanding debt on the Company's line of credit to acquire Three-Five Beijing. Cash inflows from financing activities for the nine months ended July 31, 2004 were $23,910,000 primarily from two private placements of the Company's common stock in December 2003 and May 2004 netting approximately $22,840,000.

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

     Management believes that current cash flow from operations will be sufficient to maintain payments under the Wells Fargo HSBC Trade Bank line of credit, and will be sufficient to meet its short term and long term requirements. As of July 31, 2005 the Company was not in compliance with certain covenants of the Wells Fargo HSBC Trade Bank line of credit. The bank has waived the non-compliance and the Company is not in default of any of its agreements. The Company is currently in the process of revising the covenants of the Trade Bank line of credit to avoid non-compliance issues in the future. The Company expects to have the new covenants in place before the end of its current fiscal year. However, to meet anticipated growth plans, as well as possible future business acquisitions or capital expenditures, the Company may require additional capital, and may evaluate or seek additional capital through debt or equity financing that will provide flexibility to move rapidly to take advantage of growth opportunities that may be presented in the future.

Off-Balance Sheet Arrangements

As of July 31, 2005, the Company has no off-balance sheet arrangements.

Backlog

The Company's cancelable backlog at July 31, 2005 was $12,680,000.

Debt Outstanding

On July 31, 2005 we had $2,565,000 of debt due within a year in addition to $13,251,000 due on our credit line.

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

     Effective July 21, 2005, China adopted a managed floating currency system whereby the official exchange rate will be based on market supply and demand with reference to a basket of currencies and will no longer be pegged to the US dollar. The daily trading price of the US dollar against the RMB will be allowed to float within a band of 0.3 percent either side of the central parity published rate by the People's Bank of China which is currently set at 8.11 RMB per US dollar. It is currently possible to hedge against movement in the RMB exchange rate through conventional means. We do not currently hedge against this exposure and are thus exposed to exchange rate movement. We incur approximately 30% of our expenses in RMB and have negligible RMB revenue; an increase in the value of the RMB would thus have an adverse affect on our operating margins and minimal effect on our monetary assets denominated in RMB. The Company currently has outstanding debt denominated in RMB of 20,000,000 equating to approximately
2.5 million US dollars at the current exchange rate.

     We also incur liabilities in Japanese yen from the purchase of raw materials. We do not currently hedge against this exposure and are thus exposed to exchange rate movement.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Our management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal quarter covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations.

     During the quarter ended July 31, 2005, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that has materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We continue to enhance our internal control over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors, our Board of Directors and our auditors.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment number 3 to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 INTERNATIONAL DISPLAYWORKS, INC.



Date: September 6, 2005          /s/ Jeffrey G. Winzeler
                                 --------------------------------------------
                                 Jeffrey G. Winzeler, Chief Financial Officer
                                 (Principal Accounting Officer and Principal
                                  Financial Officer)