Form 10-K
period 2005-10-31
INTERNATIONAL DISPLAYWORKS, INC
filed 2006-01-10
CIK 866415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended: October 31, 2005
Commission File Number: 0-27002
International DisplayWorks, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-3333649
(State of Incorporation)	(I.R.S. Employer Identification No.)

1613 Santa Clara Drive, Suite 100, Roseville, California	95661
(Address of principal executive offices)	(Zip Code)
(916) 797-6800
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      ☐ Yes     ☑ No
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes     ☐ No
Indicate by a checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (§229,405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.   ☑
Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                                                                                         ☑ Yes     ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
                                                                                                                         ☐ Yes     ☑ No
Aggregate Market Value of the voting stock held by non-affiliates of the registrant based on the closing sale price as reported by the NASDAQ National Market on December 21, 2005 was $149,704,167.
The number of shares of the registrant’s common stock, $0.001 par value, outstanding on December 20, 2005 was 32,045,629.
Documents incorporated by reference: None

PART I
ITEM 1. BUSINESS
     With the exception of historical facts stated herein, the matters discussed in this report on Form 10-K are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of International DisplayWorks, Inc. and its subsidiaries, (the Company, we, or us), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors. Readers of this report are cautioned not to put undue reliance on forward-looking statements, which, by their nature, are not reliable indicators of future performance. We disclaim any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     We design and manufacture liquid crystal display (LCD) products and are a supplier to several Fortune 500 companies, major Japanese and other Asian and European corporations and smaller companies operating in a variety of end-markets. Our product focus is on the small form factor (SFF) LCD market, which includes 7” displays or smaller. Our customers include original equipment manufacturers (OEMs), original design manufacturers (ODMs) and electronic manufacturing services providers (EMSs), collectively referred to as “our customers,” serving high growth markets including mobile phones, handheld games, portable media players, medical devices, consumer electronics, and industrial and telecommunications equipment.
     We assist our customers in the design and development of their products and provide full turnkey manufacturing services. We offer a broad suite of services and solutions, including outsourced design, component purchasing, electronic subassemblies and finished products assembly, post-assembly testing and post-sales support. We provide value-added custom design and manufacturing services, in which we design and develop products that are sold by our customers to their end customers and markets using their brand names. We support a broad product portfolio, with offerings in three SFF LCD technologies: monochrome super-twisted nematic (STN), color super-twisted nematic (CSTN) and thin film transistor (TFT). In addition, we support an extensive set of production techniques for manufacturing our SFF LCD modules: surface mount (SMT), chip-on-board (COB), chip-on-glass (COG), chip-on-film (COF) and tape carrier package (TCP).
     We believe that we compete successfully on a variety of factors including product quality, customer service, global account and sales coverage model, value-added design and manufacturing services, and broad set of product offerings. In addition, we believe that our China-based operations provide us with a competitive cost structure and access to a highly educated engineering work force. Unlike many of our Asian competitors that are largely based in Taiwan, Hong Kong, Japan and Korea but may have certain of their manufacturing operations in China, we operate all of our product design, manufacturing, engineering support, front end glass manufacturing and post-sales support operations in China. Our presence in China and our customer-driven engineering focus allow us to closely monitor our manufacturing resources for quality, as well as to align our design and manufacturing capabilities with our customers’ local manufacturing operations. Our locally based personnel thus have the ability to work directly and collaboratively with the growing number of China-based OEMs, ODMs and EMSs.
     We have experienced rapid growth in our revenues. Our revenues grew from approximately $22.7 million in 2003 to approximately $46.2 million in 2004, representing annual growth of approximately 104% and approximately $88.3 million in 2005, representing annual growth of approximately 91% over fiscal year 2004. Our recent addition of TFT and CSTN product capabilities have enabled us to further expand into a broader set of high-growth vertical markets such as color display mobile phones and portable media players. iSuppli Corporation, an industry analysis firm, estimates the small and medium form factor market, which includes display panels of 10” or smaller, to be between $19 and $20 billion in 2005.
Our Solution
     We offer a broad range of SFF LCDs and modules and related services including outsourced custom design, manufacturing and assembly services to our customers. Our custom design and manufacturing expertise enables our customers, who are typically unable to efficiently and economically produce their own LCDs, to outsource the design and manufacture of SFF LCDs and modules to us. By maintaining the technology and expertise necessary for producing high-quality, low-cost SFF LCDs and modules, we enable these customers to optimize the use of their own resources and focus on their own areas of expertise.
     Our solutions enable our customers to improve the quality, yield and performance of their products and shorten their time-to-market, thereby improving product profitability. We believe that our solutions provide the following key benefits to our customers:
•	cost-effective STN, CSTN and TFT products;

•	high quality components and supply chain management expertise;

•	custom design and manufacturing expertise; and

•	superior worldwide customer service and post-sales support.
Our Strategy
     Our objective is to expand our position as a provider of LCD manufacturing services to major OEMs, ODMs and EMSs and to be the leading designer and manufacturer of SFF LCDs and modules. We are focused on maintaining and enhancing our collaborative relationships with our customers to advance our custom design capabilities and maintain high customer satisfaction. In addition, we dedicate significant resources to develop the custom design and manufacture of SFF LCD displays and display modules for OEMs, ODMs and EMSs, for which margins are typically greater than for standard LCDs. We intend to achieve our objectives through the following strategies:
•	Target and establish close relationships with strong customers in key vertical markets: We continue to establish and strengthen close relationships with leading customers that have high-volume and multiple product needs. We target leading companies in high growth vertical markets that we believe will benefit from our design and manufacturing services, and we seek to develop multiple solutions for different product groups for those customers. Our close working relationships with our customers and emphasis on global account management allow us to understand and anticipate their needs and product roadmaps and enable us to offer complete product life-cycle solutions that meet these needs. For example, recently a tier-one mobile phone manufacturer chose us as one of a select group of suppliers to provide TFT display modules for their mobile phones and since then we have started shipping modules to the manufacturer for commercial sales and distribution.
•	Introduce technologies that leverage our core competencies: We have recently introduced technologies, such as TFT and CSTN, that add value to our customers’ products and leverage our current design and manufacturing capabilities. The addition of these capabilities enables us to target a larger addressable market and attract new customers. Our investments in technologies are generally customer-driven and allow us to leverage our library of design, manufacturing and assembly processes.
•	Maximize utilization of manufacturing capacity: We believe that our manufacturing excellence has been a key factor in our success in attracting and retaining customers. This enables us to target customers that have the ability to place large volume repeat orders with us, thus reducing our overhead absorption rates as we recover fixed capacity costs over a larger revenue base and incur fewer order setup costs. We are promoting shortened lead times and competitive pricing to win new high-volume business, thereby optimizing our manufacturing capacity utilization.
•	Utilize low-cost manufacturing in China: All of our manufacturing facilities are located in China. We have recently added a second facility in Shenzhen and a third facility in Beijing. China provides us with one of the lowest cost engineering and production work forces in the world, which, in turn, allows us to pass on significant cost advantages to our customers and provides us the platform to compete with others manufacturing in China and other “low-cost” locations.
•	Produce value-added custom electronic components and modules: We produce SFF LCDs and modules, including custom designed modules, that are incorporated in different types of electronic products. A majority of OEMs, ODMs and EMSs that buy SFF LCDs and modules require them to be custom designed. Our design capabilities position us to meet our customer’s needs for both custom design and manufacturing solutions. We believe that due to the specific requirements of our customers in this market, design capabilities may be a barrier to entry for competition.

•	Produce high quality products at competitive prices: Given the price sensitive nature of our industry, our goal is to manufacture high quality products at low cost for our customers. We believe that the quality of our manufacturing services is central to maintaining customer trust and loyalty, and we therefore strive to ensure that our design and production processes are of world-class standards. We have consistently met the stringent quality demands of our OEM customers. We are certified under ISO 9001, the International Organization for Standardization’s highest quality standards, in respect of our Shenzhen South Campus and Beijing facilities. The Shenzhen South Campus facility is also QS9000 certified, which is the established standard for the automotive industry, and ISO 14001 certified, the latest recognized quality standard, which provides a structured basis for environmental management and control. In addition, we recently passed an audit for the ISO/TS16949:2002 standard, which is a single standard that combines the requirements of the four most common automotive standards, in Europe and the U.S. We anticipate receiving certification for this standard in the first half of 2006. We are in the process of obtaining certification for our new facility in Shenzhen north campus, where we have installed the color line we purchased in July 2004. In addition to maintaining customer trust and loyalty, we believe that superior quality is necessary to maintaining high manufacturing yields, which in turn enables us to be cost competitive.
•	Develop improved production techniques in collaboration with customers: We collaborate with our customers early in the design cycle to refine and improve the production methods employed for complex, yet proven, production technologies. This allows us to focus our research and development efforts on process improvements, strategically positioning us with our customers in new product introductions. By helping our OEM and ODM customers enhance their product designs, lower costs and improve yield, we are able to strengthen our relationships with them.
•	Pursue strategic acquisitions and alliances: We intend to continue to evaluate acquisition opportunities that we believe will increase our market share in our target markets, improve our portfolio of intellectual property or strengthen our customer base. We intend to pursue acquisitions or alliances with companies that have products or technologies that complement our current products, enhance our technical capabilities and expand our service offerings. Since 2004, we have completed two acquisitions, including an acquisition of a TFT and STN facility in Beijing. We believe that pursuing a long-term strategy of vertical integration through acquisitions and alliances and through internal development will allow us to control a higher percentage of our costs of materials and can enable us to engage with our customers earlier in the design cycle.
Our Customers
     Our customers include OEMs, ODMs and EMSs serving our target markets, including mobile phones, handheld games, portable media players, medical devices, consumer electronics, and industrial and telecommunications equipment.

Vertical Markets	Representative Customers
Mobile phones.	Kyocera, Qualcomm
Handheld Games.	Hasbro

Vertical Markets	Representative Customers
Thermostats	Honeywell, United Technologies/Carrier,
White Rogers
Point of Sale	Hypercom, Mars, Teroaka
Portable Media Players	Creative Technology, SanDisk
Medical Devices	Abbott Labs, Omron, Philips
EMS	Flextronics, Jabil
White Goods	Ecowater, LG Electronics, Whirlpool
Office Equipment	Ericcson
Automotive	Denso, Motorola, Panasonic,
Visteon
     While our design wins are directly with these customers, we often fill orders through their subcontractors.
     We believe our customers continue to adopt outsourcing strategies for SFF LCDs and modules. The main causes for this are:
•	Reduction of total production cost;

•	Access to leading technologies;

•	Acceleration of time-to-market; and

•	Reduction of capital investment and shifting of fixed costs to variable costs.
     We derived approximately 85% of our business for the year ended October 31, 2005 from 17 customers. Customers that account for 10% or more of our sales for the year ended October 31, 2005 were Creative Technology, Flextronics International and Honeywell. Historically, we have had substantial recurring sales from Ecowater Systems. Sales to Ecowater Systems for the years ended October 31, 2005, October 31, 2004 and October 31, 2003, accounted for approximately 8%, 16% and 29%, respectively, of total sales. Sales to our five largest customers accounted for 58%, 62% and 48% of our revenues during the years ended October 31, 2005, 2004 and 2003, respectively.
Corporate Information
     Our corporate headquarters are located in Roseville, California. The design and manufacture of our products is located at our facilities in Shenzhen and Beijing, People’s Republic of China, where we employ approximately 3,200 people. We were originally a private company that was acquired by Morrow Snowboards, Inc. (“Morrow”). In 1999, Morrow sold the snowboard and apparel business, and on January 31, 2000, Morrow purchased all of the outstanding shares of Common Stock of International DisplayWorks, Inc. (“IDW”), and we became a wholly owned subsidiary. On February 1, 2000, IDW acquired through its wholly-owned subsidiary, International DisplayWorks (Hong Kong) Ltd. (“IDWHK”), a company organized under the laws of Hong Kong, SAR, all of the shares of the Shenzhen companies and manufacturing operations from Vikay Industrial Ltd., a Singapore company operating under judicial management (“Vikay Group”).

Subsequently, Morrow merged into International DisplayWorks, Inc., eliminating the holding company structure and we assumed the reporting obligations.
     Our operations are concentrated primarily in our subsidiaries, MULCD Microelectronics (Shenzhen) Co., Ltd. (now merged with IDW Technology (Shenzhen) Co., Ltd.), IDW Technology (Shenzhen) Co., Ltd. and IDW (Beijing) Co., Ltd. which are organized under the laws of the People’s Republic of China. We refer to International Display Works, Inc., a Delaware corporation, and these subsidiaries collectively as we or us throughout this report. Our operating structure is described graphically below:
     Our website is located at www.idwk.com. Through our website, we make available free of charge our annual report on Form 10-K, our proxy statement, our quarterly reports on Form 10-Q, our current reports on Form 8-K, amendments to reports filed under the Securities Exchange Act and earnings press releases.
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
     There are two types of LCDs: passive matrix and active matrix. We manufacture passive matrix LCD displays, which are less complex and less expensive to manufacture and we assemble active matrix or TFT displays. Currently, passive matrix LCDs are used in applications such as mobile handsets and PDAs, as well as in office equipment, data collection terminals, point-of-sale equipment, medical devices, transportation instrumentation and industrial instruments and controls and consumer electronics. Active matrix LCD, otherwise known as thin film transistor, or TFT, displays are relatively complex semi-conductor devices. Other display technologies such as organic light emitting diodes, or OLEDs, liquid-crystal-on-silicon, or LCOS and plasma, LTPS, along with other promising display technologies, are also available or in development.
     Display Markets
     Displays are becoming a ubiquitous feature in many consumer, commercial and industrial products. We believe that display interfaces are becoming more important because they help make products more useful and easier to operate. In addition, the increasing complexity and functionality of handheld products, such as wireless computing and communication devices, require OEMs and EMSs to increase the visual performance and information content of the displays incorporated into their products. At the same time, the market continues to demand that OEMs and EMSs incorporate displays with reduced power requirements and lower costs. Custom LCDs address these requirements for high performance, increased information content, low power and low cost.
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
     iSuppli Corporation, an industry analysis firm, estimates the small and medium form factory market, which includes display panels of 10” or smaller, to be between $19 and $20 billion in 2005.

     Industry Structure
     We purchase from raw material manufacturers (e.g. glass), component manufacturers and from Integrated Circuit (chip or driver chip) manufacturers or their distributors. Sometimes the chip has been designed by a fabless chip design company which has contracted a chip foundry to manufacture the chip to their design. Chips are not usually interchangeable without design changes that may require re-qualification with the customer and / or the customer’s approval.
     We supply to OEMs (Original Equipment Manufacturers) that normally have a recognized brand name, or EMSs (Electronic Manufacturing Service providers) which assembles our display and module into the final product. EMSs are contracted by OEMs who sometimes nominate us as their chosen display module supplier.
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

     After we agree with the OEM and EMS customer on the quotation for the development and unit cost, we begin the LCD product development. The costs of LCD product development are either paid by the customer prior to development or built into the costs of manufacturing the product. Upon completion of the tooling, we produce samples of the product for the customer’s quality testing, and, once approved, commence mass production of the product. We expect to recover the development costs by the forging of a long-term customer relationship and through mass production, which allows us to recover these costs over a period of time and over a production quantity.
     We manufacture LCDs using glass, liquid crystal solution and polarizer. A TN type LCD is the most conventional and economical and is suitable for most common devices such as calculators and watches. TN type LCDs allow for clearer visibility and wider viewing angles than STN type LCDs. STN LCDs are suitable for use in devices such as pocket games and personal digital assistants. Our original fully automated front-end processing line is capable of producing 14” by 16” panels. Our Shenzhen North Campus line is capable of producing 12” by 14” panels. Unit output varies depending on the size of the LCD and the quantity per panel. This usually is between 10 and 120 displays per panel. We also utilize the following production techniques:
•	Chip on Glass, or COG. COG is a process that connects integrated circuits directly to LCD panels without the need for wire bonding. We apply this technology to produce advanced LCD modules for high-end electronic products, such as cellular phones and PDAs.
•	Chip on Board, or COB. COB is a technology that utilizes wire bonding to connect large-scale integrated circuits directly to printed circuit boards. We use COB in the assembly of consumer products such as calculators, personal organizers and electronic appliances.
•	Tape Automated Bonding with Anisotropic Conductive Film, or TAB with ACF. TAB with ACF is an advanced heat sealing technology that connects a liquid crystal display component with an integrated circuit in very small LCD modules, such as those used in cellular phones and pagers.
•	Fine Pitch Heat Seal Technology or FPHS. FPHS technology allows us to connect LCD displays to printed circuit boards produced by COB that enables very thin connections. This method is highly specialized and is used in the production of finished products such as PDAs.
•	Surface Mount Technology or SMT. SMT is a process by which electronic components are mounted directly on both sides of a printed circuit board, increasing board capacity, facilitating product miniaturization and enabling advanced automation of production. We use SMT for products such as electronic appliances.
Environmental Laws
     Our manufacturing processes result in the creation of small amounts of hazardous and/or toxic wastes, including various gases, epoxies, inks, solvents and other organic wastes. We are subject to Chinese governmental regulations related to the use, storage and disposal of such hazardous wastes. We also have our own standby electrical power generation plant that operates on diesel fuel. The amounts of our hazardous waste are expected to increase in the future as our manufacturing operations increase, and therefore, our cost of compliance is likely to increase. In addition, sewage produced by dormitory facilities which house our labor force may come under greater environmental legislation. We believe that all hazardous and/or toxic waste is being stored, used and disposed of in accordance with applicable laws.
Suppliers
     A substantial portion of our product costs stem from the purchase of components and raw materials. Raw materials are principally comprised of glass, liquid crystal solution and polarizer. Components include integrated circuits, printed circuit boards, resistors, capacitors, molded plastic parts and packaging materials. These are purchased from a variety of suppliers. We are dependent on certain key suppliers for sole source supplies of customer specified items. We generally base component orders on received purchase orders in an effort to minimize our inventory risk by ordering components and products only to the extent necessary. However, for certain customers and because of lead times, we may occasionally purchase components and/or a raw material based on such customer’s rolling forecasts or anticipated orders following a risk assessment.
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
     We consider our primary pure play competitors in the SFF LCD market to be BYD, Data Image, Data Vision, Samsung, Sharp, Optrex, Tian Ma, Truly Semiconductors, Varitronix, Wintek and other similar companies. We also face competition with the LCD divisions of several large companies including AU Optronics, LG.Philips, Samsung, Sanyo Epson Imaging Devices, Toppoly and others.
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
     We are certified under ISO 9001, the International Organization for Standardization’s highest quality standards in respect of our existing monochrome line and module operations. We are also QS9000 certified, which is the established standard for the automotive industry. Our existing manufacturing facility located in Shenzhen is also certified under ISO 14001, the latest recognized quality standard, which provides a structured basis for environmental management and control. We are in the process of obtaining certification for our new facility where we have installed the recently purchased color line. ISO is a Geneva-based organization dedicated to the development of worldwide standards for quality management guidelines and quality assurance. ISO 9001, which was the first quality system standard to gain worldwide recognition, requires an entity to gather, analyze, document and monitor its quality systems and make improvements where needed. Our certification under an ISO 9001 quality standard demonstrates that our manufacturing operations meet the most demanding of the established world standards. We are also certified with QS 9000 for automotive products, which qualify us to work with North American automakers and we recently passed an audit for the ISO/TS16949:2000 standard, which upon certification would qualify us to work with European and Japanese automakers. In addition, we receive numerous customer qualification audits each year, many of which make additional recommendations and suggestions based on third-party experiences, which we evaluate and often subsequently adopt.
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
Seasonality
     Our products are sold into multiple vertical markets including mobile phones, hand held games, industrial supplies, point of sale, medical, and automotive applications. As a result, our products are subject to any seasonality associated with these vertical markets.
Backlog
     As of December 27, 2005, we had a backlog of orders of approximately $23.6 million, as compared with a backlog of $21.0 million as of December 1, 2004. Our backlog consists of product orders for which confirmed purchase orders have been received and that are scheduled for shipment within 12 months. Orders are given with an average of 12 weeks lead time though there is considerable variation. Most orders are subject to rescheduling or cancellation by the customer with the following terms:
a.	for cancellations 0 to 30 days prior to scheduled delivery date, the purchaser must pay the full purchase price;

b.	for cancellations between 31- and 90 days prior to the scheduled delivery date, the purchaser must pay the full purchase price for all finished goods and for cost of all work in process, all raw materials in inventory associated with that order, and all cancellation and restocking charges of our vendors that we may incur;

c.	for cancellations between 91 and 120 days from the scheduled delivery date, the purchaser must pay the costs for all work in process, all raw materials in inventory associated with the invoice, and all non-cancellable part orders or cancellation and restocking charges from our vendors that we may incur;

d.	for cancellations more than 120 days from the scheduled delivery date, the purchaser must pay for all unique raw materials in inventory, and all non-cancellable part orders or cancellation and restocking charges from our vendors that we may incur.
     Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.
     The percentage of backlog orders that have been cancelled during fiscal year 2005 was not material to any quarter. As noted, our terms and conditions allow for recovery of all direct materials and manufacturing overhead for work in process due to any cancellation.
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

Intellectual Property
     We rely upon a combination of trade secrets, industry expertise, confidential procedures and contractual provisions to produce our products. Our core business is not dependent on any material patents, licenses or trademarks although in the future we may rely on our own intellectual property for some aspects of our products.
Geographic Markets
     The approximate percentages of our net sales to customers and long-lived assets by geographic area are based upon shipping destination of product and are set forth below for the periods indicated:

Revenues (in thousands)	Fiscal Period Ended October 31
	2005	2004	2003

United States	$29,484	$19,472	$10,693
China (including Hong Kong)	13,456	8,440	4,916
Asia (excluding Hong Kong and China)	33,397	10,152	4,538
Europe	8,592	7,051	1,690
Other	3,349	1,119	878

	$88,278	$46,234	$22,715

     “Long-lived Assets” (in thousands)

	2005	2004

United States	$110	$112
China (including Hong Kong)	26,921	16,306
Asia (excluding Hong Kong and China)	—	—
Europe	—	—
Other	—	—

	$27,031	$16,418

Employees
     As of October 31, 2005, we employed approximately 3,200 persons, 14 of whom are based in the U.S., one in the U.K., one in Finland, one in Singapore and the remainder in China and Hong Kong. We consider our relationships with employees to be good and believe that the compensation provided to our employees is comparable to similar employers in the same geographic market and industry. We are not a party to any material labor contracts. We have experienced no significant labor stoppages. This situation may not continue in the future and any labor difficulties could lead to increased costs and/or interruptions in our production. We are subject to labor laws in each location and have to expend certain resources in order to comply with local legislation and regulations. In China in particular, these laws may change or the interpretation may change over time and could have a material impact on our profitability.
WHERE YOU CAN FIND MORE INFORMATION
     We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-212-551-8090, or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, the Company will make copies available to the public free of charge through our website, www.idwk.com. The information on our website is not incorporated into, and is not part of, this annual report.
ITEM 2. PROPERTIES.
     We now have three manufacturing facilities, two are located ten minutes from each other and both are 30 minutes from the center of the city of Shenzhen and about one hour from Hong Kong. The third is located in Beijing. Our Shenzhen South campus manufacturing facilities consist of three buildings totalling approximately 270,000 square feet situated on four acres of leased land in an industrial suburb of Shenzhen, Southern China known as Heng Gang. Our Shenzhen North campus facility (housing our newly installed color LCD line) consists of one building totalling approximately 140,000 square feet. The North Campus facility is leased on a ten-year lease commencing in November 2004 and expiring in 2014 with an option to renew for an additional ten years at the same terms and rate. The annual rental expense is $285,100. The South campus buildings are approximately 13 years old, and the LCD production line is approximately six years old. Only the state may own land in urban areas in China. Therefore, we have obtained granted land use right from the state to use land under our Shenzhen South Campus facility for 50 years until 2049. At the end of the land use right grant term, all improvements we have made will revert to the state if the land grant is not renewed. We also lease dormitory facilities for our production employees on adjacent properties and ancillary accommodations in the area for senior staff at a current cost of $319,000 per year from the Heng Gang Village. Our Beijing factory is located about 45 minutes from central Beijing. The Beijing manufacturing facility is approximately 56,000 square feet situated on granted land in an industrial suburb of Beijing, Northern China.
     Prior to our acquisition of the Beijing facility, relevant Beijing land government authorities notified Three-Five Systems (Beijing) that the land use rights certificate was improperly issued by the Changping Land Bureau. According to the applicable Beijing land rules, grants of land use rights for sites having the size of our site in Beijing must be approved by the Beijing government, not the district government such as the Changping Land Bureau. Since acquiring the facility, we have complied with instructions of relevant land and planning authorities and have applied for rectification of the improperly issued land use rights certificate. The Beijing Planning Commission has issued an opinion letter indicating that the property’s use for industrial purposes is consistent with the Beijing municipal master plan. Also, the Changping Land Bureau has submitted its opinion regarding our land use rights to the Beijing Land Bureau and has recommended that the improperly issued land use rights certificate be revoked and that a properly approved certificate be issued. Neither relevant land and planning authorities nor third parties have disrupted our operations, seized, or attempted to otherwise encumber, the land, buildings or assets, or otherwise interfered with our normal business functions. Subsequent to year end, we have accepted an offer from the Beijing Land Bureau to settle the matter for RMB 170,136 (approximately US$21,000).
     Our corporate headquarters are located in Roseville, California in a space of approximately 6,000 square feet. The lease expires in July 2010, and the rent is currently $129,600 per year. We lease an office in Hong Kong. The rent and management fee is $11,600 per year and the lease expires in February 2006.
ITEM 3. LEGAL PROCEEDINGS.
     We are not a party to any legal proceedings and there are no material legal proceedings pending with respect to our property. In the normal course of operations, we may have disagreements or disputes with employees, vendors or customers. These disputes are seen by the our management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on the our financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to a vote of our security holders during the fourth quarter ended October 31, 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Our common stock is traded on the NASDAQ National Market under the symbol “IDWK.” As of December 20, 2005, there were approximately 588 registered holders of our common stock. As many of the shares of common stock are held in street name, there may be additional beneficial holders of our common stock. As of December 20, 2005, a total of 2,891,966 shares of our common stock underlie outstanding options and warrants.
     The following table shows the range of high and low bid as reported by the NASDAQ National Market for the period February 8, 2005 to October 31, 2005 and the OTC Bulletin Board for the period November 1, 2004 through February 7, 2005. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Low	High
Fiscal 2005:
Fourth Quarter (to October 31)	$4.97	$7.54
Third Quarter (to July 31)	$7.01	$9.75
Second Quarter (to April 30)	$8.00	$10.65
First Quarter (to January 31)	$5.20	$9.85

	Low	High
Fiscal 2004:
Fourth Quarter (to October 31)	$2.66	$5.75
Third Quarter (to July 31)	$3.00	$6.15
Second Quarter (to April 30)	$2.40	$6.94
First Quarter (to January 31)	$0.49	$2.99
Dividends
     We have paid no dividends on our common stock since our inception and may not do so in the future. For the foreseeable future, we expect any earnings will be retained to finance the growth of the Company.
Recent Sales of Unregistered Securities
     During the fiscal year ended October 31, 2005, we did not sell any unregistered securities.
Repurchases of Stock
     We did not repurchase any of its stock during the fiscal year ended October 31, 2005.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
     We derived the annual consolidated statements of income and balance sheet data presented below as of and for the years ended October 31, 2005, 2004, 2003 and 2002 and the ten months ended October 31, 2001, from our audited consolidated financial statements. Additionally, we derived the quarterly consolidated financial data presented below for the fiscal years 2005, 2004 and 2003 from our unaudited quarterly consolidated financial statements and audited annual consolidated financial statements. We began our current operations on February 1, 2000. You should read this summary of consolidated financial information with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
(In thousands, except per share data)

	October 31,	October 31,	October 31,	October 31, 2002	October 31, 2001
	2005 (twelve	2004 (twelve	2003 (twelve	(twelve	(ten
	months)	months)	months)	months)	months)
Net sales	$88,278	$46,234	$22,715	$20,806	$14,658
Cost of goods sold	72,618	36,123	17,600	15,730	11,468

Gross Profit	15,660	10,111	5,115	5,076	3,190

Operating expenses:
General and administrative	7,693	5,403	3,487	4,036	4,071
Selling, marketing and customer service	2,750	2,096	1,524	1,440	1,231
Engineering, advanced design and product management	877	625	593	691	901
Litigation settlement(1)	—	625	—	—	—
Impairment of machinery	—	—	—	270	—
Impairment of goodwill	—	—	—	5,287	—

Total operating expenses	11,320	8,749	5,604	11,724	6,203

Operating income (loss)	4,340	1,362	(489)	(6,648)	(3,013)

Other income (expenses):
Interest	(681)	(396)	(389)	(464)	(530)
Loss on investment	9	—	—	—	—
Other income :	—	108	70	170	972

	(672)	(288)	(319)	(294)	442

Income (loss) before income taxes	3,668	1,074	(808)	(6,942)	(2,571)
Income tax benefit	(99)	—	—	—	—

Net income (loss)	$3,767	$1,074	$(808)	$(6,942)	$(2,571)

Net income (loss) per share
Basic	$0.12	$0.04	$(0.04)	$(0.36)	$(0.14)

Diluted	$0.12	$0.04	$(0.04)	$(0.36)	$(0.14)

Weighted average number of shares used in computing per share amounts
Basic	31,388,406	25,647,763	19,448,718	19,207,246	19,192,611

Diluted	32,710,238	27,511,228	19,448,718	19,207,246	19,192,611

	October 31,	October 31,	October 31,	October	October
	2005	2004	2003	31, 2002	31, 2001

Consolidated Balance Sheet Data Cash and cash equivalents	$9,258	$10,186	$1,178	$1,556	$982

Net current assets from continuing operations	41,489	28,504	9,264	6,618	5,950

Property, plant and equipment, net	27,031	16,418	4,796	5,197	6,389

Total assets	68,782	44,922	14,060	11,815	18,058

Current liabilities	33,424	15,718	7,959	6,093	5,861

Long-term debt and capital lease obligations, net of current portion	5	70	1,877	1,280	807

Stockholders’ equity	35,353	29,134	4,224	4,442	11,390
SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA
(In thousands)

				Diluted	Basic
			Net	Earnings	Earnings
			Earnings	(Loss) Per	(Loss) Per
	Sales	Gross Profit	(Loss)	Share	Share
2005
First Quarter	18,086	3,643	1,015	$0.03	$0.03
Second Quarter	22,637	4,120	1,473	0.05	0.05
Third Quarter	23,600	4,137	984	0.03	0.03
Fourth Quarter	23,955	3,760	295	0.01	0.01

Total	88,278	15,660	3,767	$0.12	$0.12

2004
First Quarter	$9,766	$2,378	$621	$0.03	$0.02
Second Quarter	10,589	2,168	(449)	(0.02)	(0.02)
Third Quarter	11,620	2,434	370	0.01	0.01
Fourth Quarter	14,259	3,131	532	0.02	0.02

Total	$46,234	$10,111	$1,074	$0.04	$0.04

2003
First Quarter	$5,084	$1,455	$24	$—	$—
Second Quarter	4,667	910	(628)	(0.03)	(0.03)
Third Quarter	5,864	1,280	(314)	(0.02)	(0.02)
Fourth Quarter	7,100	1,470	110	0.01	0.01

Total	$22,715	$5,115	$(808)	$(0.04)	$(0.04)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
     Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including believes, considers, intends, expects, may, will, should, forecast, or anticipates, or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Risk Factors. This section should be read in conjunction with our consolidated financial statements.
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the years ended October 31, 2005, October 31, 2004, and October 31, 2003
Overview
     We design and manufacture liquid crystal display (LCD) products and are a supplier to several Fortune 500 companies, major Japanese and other Asian and European corporations and smaller companies operating in a variety of end-markets. Our product focus is on the small form factor (SFF) LCD market, which includes 7” displays or smaller. Our customers include original equipment manufacturers (OEMs), original design manufacturers (ODMs) and electronic manufacturing services providers (EMSs), collectively our customers, serving high growth markets including mobile phones, handheld games, portable media players, medical devices, consumer electronics, and industrial and telecommunications equipment.
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
Background and Corporate History
     Our corporate headquarters are located in Roseville, California. The design and manufacture of our products is located at our facilities in Shenzhen and Beijing, People’s Republic of China, where we employ approximately 3,200 people. We were originally a private company that was acquired by Morrow Snowboards, Inc. (Morrow). In 1999, Morrow sold the snowboard and apparel business, and on January 31, 2000, Morrow purchased all of the outstanding shares of Common Stock of International DisplayWorks, Inc. (IDW), and we became a wholly owned subsidiary. On February 1, 2000, IDW acquired through its wholly-owned subsidiary, International DisplayWorks (Hong Kong) Ltd. (IDWHK), a company organized under the laws of Hong Kong, SAR, all of the shares of the Shenzhen companies and manufacturing operations from Vikay Industrial Ltd., a Singapore company operating under judicial management (Vikay Group).

Subsequently, Morrow merged into International DisplayWorks, Inc., eliminating the holding company structure and we assumed the reporting obligations.
     Our operations are concentrated primarily in our subsidiaries, MULCD Microelectronics (Shenzhen) Co., Ltd. (now merged with IDW Technology (Shenzhen) Co., Ltd., IDW Technology (Shenzhen) Co., Ltd. and IDW (Beijing) Co., Ltd. which are organized under the laws of the People’s Republic of China.
     Prior to 2004, we focused our efforts on decreasing costs and streamlining our corporate structure, while focusing on development of new key customers with high volume, multi-product needs for displays and display modules. We also strengthened our core engineering competencies and manufacturing processes. We began to engage our customers at the design phase and emphasized our engineering design capability and product quality to facilitate product changes and the effective rollout of new products for our customers. Beginning in 2004, with our expanded base of strong customers, our focus has begun to shift to servicing those customers through continual product changes and development of new products. This focus has steadily improved our capacity utilization, although our Beijing and Shenzhen North Campus production lines continue to run significantly under capacity.
     In July 2004, we completed the acquisition of another LCD line which we located in Shenzhen at our 140,000 square foot, North Campus, manufacturing facility. This line, unlike our line in our Shenzhen South Campus, which produces monochrome displays only, is able to produce both monochrome and color displays. We purchased this asset for $6,000,000, and paid cash for the acquisition. In addition to the cost of the LCD equipment line, we incurred additional expenses of approximately $6,300,000 to package and ship the equipment to our factory in China, and to unpack and install the equipment for manufacturing operations. We believe our total outlay of approximately $12,300,000 for the installed color LCD manufacturing line to be a significant discount to market value when compared to the cost of purchasing and installing a new color LCD line, and also to the depreciated value of the acquired equipment reflected in the books of the seller.
     With the acquisition in April 2005 of a TFT assembly facility in Beijing, China, adding a total of 56,000 square feet of manufacturing space, we have increased capacity to offer existing and new customers an expanded product line including TFT. We intend to focus on utilizing our engineering and manufacturing competencies to fill the added capacity in order to absorb overhead created by the expansion and maintain acceptable margins.
     We are ISO-certified in our Shenzhen South Campus facility and in our Beijing facility. We emphasize our quality and manufacturing processes, and we generally are pre-qualified through quality inspections by our major customers. We are in the process of obtaining ISO certification for our new color line in Shenzhen North Campus. We emphasize incoming quality inspection and in-process inspection to improve yield and reduce warranty claims and product returns. We believe that our quality and manufacturing processes are our core strengths. We do not anticipate any significant change in our practices and consider our investment in our engineering and quality departments as a continuing cost of doing business.

Factors and Trends Affecting our Operations
Key factors and trends that currently impact our strategies and operations include:
•	Product cycles in the consumer electronics industry and other target markets. Our success depends almost entirely upon the widespread market acceptance of our customers’ products. Any significant slowdown in the demand for their products would adversely affect our business. Our business depends on the electronics industry, which is subject to rapid technological change, short product life cycles and margin pressures. The electronics industry has been cyclical and subject to significant downturns characterized by diminished product demand, production over-capacity, and accelerated erosion of average selling prices. Economic conditions affecting the electronics industry in general or our major customers may adversely affect our operating results.

•	Currency fluctuations. Although we transact business predominantly in U.S. and Hong Kong dollars, we collect a portion of our revenue and incur approximately 30% of our total spending, such as payroll, land rent, electrical power, depreciation and other costs associated with running our facilities in China, in RMB. Adverse movements between the selling currency and the RMB would have a material impact on our profitability. The RMB has been broadly stable against U.S. dollar in the past three years, but recently China announced that the RMB would be pegged to a basket of currencies, making it possible for the RMB to rise and fall relative to the U.S. dollar. We cannot predict with certainty future exchange rates and thus their impact on our operating results.

•	Economic factors affecting the P.R.C. Our cost structure is subject to fluctuations from inflationary pressures in China and other geographic regions where we conduct business. China is currently experiencing dramatic growth in its economy. This growth may lead to continued pressure on wages and salaries that may exceed increases in productivity. In addition, this presence may not be compensated for, and may be exacerbated, by currency movements. We are also exposed to movement in commodity prices, particularly the cost of electrical power for our manufacturing facilities.

•	Yield rate. Although increases in labor costs and other charges may impact cost of sales, our yield rate is one of the most significant factors affecting our manufacturing operations and results.

•	Supply shortages and delays. As our industry experiences an overall upswing in its economic cycle, we are increasingly exposed to possible supply shortages of certain key components for which alternative sources are not always available. We do not have long-term supply contracts with the majority of our suppliers or for specific components. This generally serves to reduce our commitment risk but does expose us to supply risk and price increases that we may not be able to pass on to our customers. In some cases, supply shortages and delays in delivery have resulted in curtailed production or delays in production, which contribute to an increase in inventory levels, a delay in revenues and a loss of profit.

•	Sales, development and qualification cycles in our target industries. Factors specific to certain industries also have an impact on our sales cycles. In particular, those customers who operate in or supply to the medical and automotive industries require longer sales cycles as qualification processes are longer and more rigorous, often requiring extensive field audits. Customers who operate in the mobile devices industry also require strict qualification requirements. This requires us to make significant investments of time and resources well before our customers introduce their products and before we can be sure that our efforts will generate any significant sales or that we will even recover our initial investment of time and resources. These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue, if they do at all, and may have adverse effects on our operating results, financial condition, cash flows and stock price.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition presented in this section are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“US GAAP”). During the preparation of our financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pensions and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.
Business Combinations
     We account for business combinations in accordance with FASB Statement No. 141, Business Combinations. We completed the purchase of all outstanding shares of Three-Five Systems (Beijing) and certain assets of Three-Five Systems, Pacific on April 8, 2005. The purchase price paid for the acquisition was below the book value of the assets acquired. There has not been an independent valuation of the value of these assets. Management has used their best estimates and knowledge to determine that the book value of the assets acquired as recorded on the books of Three-Five Systems (Beijing) is fairly stated. The excess of fair value of the acquired assets over cost of approximately $2,341,000 was accounted for by a write-down on a pro-rata basis of the long-lived assets that were purchased.
Revenue Recognition
     The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements.” SAB No. 104 requires that revenue be recognized when all of the following conditions are met:
•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	Price to the customer is fixed or determinable, and

•	Collectability is reasonably assured.
     Our standard terms provide that shipments are FOB from our manufacturing facility, and title and risk of loss shift to the customer upon shipment, and there are no continuing services other than delivery. Accordingly, we recognize revenue from the sale of our products when the products are shipped from our factory. For certain customers the Company maintains Supplier Managed Inventory (“SMI”). For these customers revenue is recognized when the customer draws product from the storage hubs. For one customer the Company uses ocean shipping to deliver product. Because of the length of time at sea the Company recognizes this revenue when the product is delivered to the customer’s freight forwarder at the port of entry. Sales revenue is recorded net of discounts, rebates and prompt pay discounts. Returns and adjustments are booked as soon as they have been assessed for validity. The Company does not provide an allowance for returns at shipment because we make custom products which are customer specific, and no returns are allowed. The Company warrants its product for replacement only in the event of defects, and customers are required to notify us within 10 days of product receipt if there is a defect. Historically, the Company has not experienced significant defects, and replacements for defects have not been material. The Company does not offer discounts, and in limited circumstances rebates are offered on tooling expense after certain revenue thresholds are met. Those minimal rebates have been immaterial and infrequent.
Accounts Receivable
     To establish our allowance for doubtful accounts, we perform credit evaluations of our customers’ financial condition, along with analyzing past experience, and make provisions for doubtful accounts based on the outcome of our credit valuations and analysis. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections, and the age of past due receivables. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances and, consequently, the provision for doubtful accounts, to change.
Inventories
     We plan inventory procurement and production based on orders received, forecasted demand and supplier requirements. Inventories are stated at the lower of cost or market. Cost is determined on the weighted average-cost basis. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead. Provisions are made for obsolete or slow moving inventory based on management estimates. We write down inventories for estimated obsolescence based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects. The majority of our inventory is produced from raw materials for specific customer designs and requirements, which cannot always be used for other customers. Therefore, inventory levels may change based on customer demand, as well as variations in manufacturing yields. Because some of our products are dependent on availability of long lead items or are unique to a particular customer, there is a risk that we will forecast incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory. To mitigate against such exposure, we require a letter of authorization from our customer agreeing to pay for and take possession of inventory parts in the event of cancellation. This requirement is designed to protect us in the event a customer’s project is canceled. In addition, our standard terms and conditions provide for payment to us to cover costs in the event a customer cancels an order.
Stock Based Compensation
     SFAS No. 123, “Accounting for Stock-Based Compensation,” allows companies which have stock-based compensation arrangements with employees to adopt a new fair value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but with additional financial statement disclosure. The Company continues to account for stock-based compensation arrangements under APB Opinion No. 25. See also the adoption of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” at note 3(s).
     In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. We will be required to comply with the provisions of SFAS No. 123R as of November 1, 2005, the beginning of our next fiscal year. We currently do not record compensation expense related to our stock-based employee compensation plans in our financial statements. We currently make a pro-forma disclosure of the expense related to our stock-based compensation plans (See footnote No. 3(r) to the financial statements) .
Income Taxes
     Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At October 31, 2005, we had approximately $14.1 million of net operating loss carry forward available for use resulting in approximately $4.6 million of deferred tax assets. We have provided a valuation allowance of 94% of the $4.6 million based on management’s estimation that these net operating losses are unlikely to be realized in the foreseeable future.
Results of Operations

Comparison of the year ended October 31, 2005 to the year ended October 31, 2004
     Net sales – Net sales for the fiscal year ended October 31, 2005 increased 91% to $88,278,000 from $46,234,000 in fiscal 2004. The increase in net sales is primarily attributable to the addition of new customers, both through our marketing efforts and through the acquisition of Three-Five Systems (Beijing). The balance of the increase is due to increased revenues from existing customers. Our goal is to continue to expand our customer base in targeted vertical markets. We continued to execute on that goal in 2005. In addition, the acquisition of Three-Five Systems (Beijing) expanded our customer base by eight significant customers and added to our technology offerings.

     Cost of goods sold – Cost of goods sold were $72,618,000 (82.3% of net sales) and $36,123,000 (78.1% of net sales) for fiscal years ended October 31, 2005 and 2004, respectively. Cost of goods sold increased 4.2% as a percentage of net sales, driven by an increase in raw material costs of approximately 4%, an increase in depreciation costs of approximately 1% (driven by our Shenzhen North Campus coming on line and the acquisition of Three-Five Systems (Beijing)) and offset by a decrease in other costs of approximately 1%.
     General and administrative expenses – General and administrative expenses were $7,693,000 for the fiscal year ended October 31, 2005, and $5,403,000 for the fiscal year ended October 31, 2004, an increase of 42.4%. As a percentage of net sales, general and administrative expenses were 8.7% and 11.7% for the fiscal years ended October 31, 2005 and 2004, respectively. This year over year decrease as a percentage of net sales continues our trend of reducing costs. The increase in actual cost is primarily attributed to increases in payroll due to the addition of executive and general administrative staff; expansion of the internal audit department and Sarbanes-Oxley compliance; increase in legal and accounting fees; increased credit insurance costs on our accounts receivable; increased directors’ and officers’ liability insurance; increased NASDAQ listing costs and increased depreciation. We expect that our costs for Sarbanes-Oxley compliance will continue in fiscal 2006. Significant elements of general and administrative expenses include employee related expenses of $3,795,000, professional fees of $1,164,000, rent, telephone and utilities of $429,000, insurance of $495,000, local Chinese government fees of $201,000, and depreciation of $279,000.
     Sales, marketing, and customer service – Sales, marketing, and customer service expenses were $2,750,000 for the fiscal year ended October 31, 2005, and $2,096,000 for the fiscal year ended October 31, 2004, an increase of 31.2%. As a percentage of net sales, sales, marketing and customer service expenses were 3.1% and 4.5% for the fiscal years ended October 31, 2005 and 2004, respectively. Increased commission expense at $1,262,000 ($921,000 for the year ended October 31, 2004) accounts for 52% and increased employee related expenses for customer sales and technical support at $956,000 ($749,000 for the year ended October 31, 2004) accounts for 32% of the increase. Significant elements of sales, marketing, and customer service expense consist of employee related expenses of $956,000, commission expense of $1,262,000, travel expense of $203,000 and rent of $72,000.
     Engineering, advanced design and project management expenses – Engineering, advanced design and project management expenses were $877,000 for the fiscal year ended October 31, 2005 and $625,000 for the fiscal year ended October 31, 2004 an increase of 40.3%. As a percentage of net sales, engineering, advanced design and project management expenses were 1.0% and 1.4% for the fiscal years ended October 31, 2005 and 2004, respectively. Increased employee related expenses for the addition of project management staff $748,000 ($522,000 for the year ended October 31, 2004) accounts for 89.7% of the increase in Engineering, advanced design and project management expenses. A significant element of engineering, advanced design and project management expense consisted of employee related expense of $748,000.
     Interest expense – Interest expense increased to $681,000 for the fiscal year ended October 31, 2005, from $396,000 for the year ended October 31, 2004 an increase of 72.0%. As a percentage of net sales, interest expense was 0.8% and 0.9% for the fiscal years ended October 31, 2005 and 2004, respectively. The increase can be attributed to increased borrowings on our line of credit for the acquisition of Three-Five Systems (Beijing).
     Other income – Other income for the fiscal year ended October 31, 2005 was $9,000 and $108,000 for the fiscal year ended October 31, 2004. Rental income of $36,000 received from a sublet of leased property offset by other non operating expense of $27,000 were the components of other income.
     Income tax benefits – Income tax benefit for the year ended October 31, 2005 was $99,000. Based on management’s assessment of its operating loss carry forwards we recorded a $262,000 deferred tax asset, offset by current tax provisions of $163,000. There was no provision for income taxes for the fiscal year ended October 31, 2004.
     Net income – The net income for the year ended October 31, 2005 and 2004 were $3,767,000 and $1,074,000, respectively. The significant reason for the increase in net income was the 91% increase in net sales while a considerable portion of costs are fixed or increased at a lower rate than the increase in sales.
Comparison of the year ended October 31, 2004 to the year ended October 31, 2003
     Net Sales – Net sales for the fiscal year ended October 31, 2004 increased 104% to $46,234,000 from $22,715,000 in fiscal 2003. As we stated last year, our goal was to restructure our sales operation to focus on specific multinational customers in expanded geographic markets. We have achieved this goal adding four such customers representing 90% of our 104% net sales growth.
     Cost of goods sold – Cost of goods sold were $36,123,000 (78.1% of net sales) and $17,600,000 (77.5% of net sales) for fiscal years ended October 31, 2004 and 2003, respectively. Cost of goods sold increased by 0.6%, driven by an increase in raw material costs of approximately 7% (primarily due to product mix) offset by decreases in depreciation, utilities, recoverable VAT, and overhead of approximately 6.4%.
     General and administrative expenses – General and administrative expenses were $5,403,000 for the fiscal year ended October 31, 2004, and $3,487,000 for the fiscal year ended October 31, 2003, an increase of 54.9%. As a percentage of net sales, general and administrative expenses were 11.7% and 15.4% for the fiscal years ended October 31, 2004 and 2003, respectively. The increase is primarily attributed to increases in payroll due to the signing bonus associated with the recruitment of our new CEO, expansion of the internal audit department and Sarbanes-Oxley compliance; increase in legal and accounting fees; increased credit insurance costs on our accounts receivable; and increased depreciation, bad debt, and exchange loss expense. Significant elements of this expense include employee related expenses of $2,792,000, professional fees of $684,000, rent, telephone and utilities of $165,000, insurance of $308,000, local Chinese government fees of $194,000, and depreciation of $130,000.
     Sales, marketing, and customer service – Sales, marketing, and customer service expenses were $2,096,000 for the fiscal year ended October 31, 2004, and $1,524,000 for the fiscal year ended October 31, 2003, an increase of 37.5%. As a percentage of net sales, sales, marketing and customer service expenses were 4.5% and 6.7% for the fiscal years ended October 31, 2004 and 2003, respectively. Increased commission expense at $921,000 ($498,000 for the year ended October 31, 2003) accounts for 74% of the increase in net sales, marketing and customer service expenses in fiscal 2004 due to higher volumes of commissionable sales during the year. Significant elements of this expense consist of employee related expenses of $749,000, commission expense of $921,000, travel expense of $135,000 and rent of $81,000.
     Engineering, advanced design and project management expenses – Engineering, advanced design and project management expenses were $625,000 for the fiscal year ended October 31, 2004 and $593,000 for the fiscal year ended October 31, 2003 an increase of 5.4%. As a percentage of net sales, engineering, advanced design and project management expenses were 1.4% and 2.6% for the fiscal years ended October 31, 2004 and 2003, respectively. The increase is attributable to costs related to the addition of our equipment development department in the 4th quarter of fiscal 2003 and continuing through fiscal 2004. Significant elements of this expense consist of employee related expenses of $522,000, rent expense of $57,000 and travel expenses of $34,000.
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
     Interest expense – Interest expense increased to $396,000 for the fiscal year ended October 31, 2004, from $389,000 for the year ended October 31, 2003 an increase of 1.8%. As a percentage of net sales, interest expense was 0.9% and 1.7% for the fiscal years ended October 31, 2004 and 2003, respectively. The increase can be attributed to increased borrowings on our accounts receivable line of credit offset by the repayment of our outstanding notes payable at a significantly higher interest rate.
     Other income – Other income for the fiscal year ended October 31, 2004 was $108,000 and $70,000 for the fiscal year ended October 31, 2003. The significant component was $85,000 received from a sublet of leased property.
     Net income – The net income for the year ended October 31, 2004 was $1,074,000. The net loss for the year ended October 31, 2003 was $808,000. The significant reason for the increase in net income was the 104% increase in net sales while a considerable portion of costs are fixed or increased at a lower rate than the increase in sales.
Liquidity and Capital Resources
     We generated net income of $3,767,000 and $1,074,000 during the periods ended October 31, 2005 and 2004, respectively and losses from continuing operations of $808,000 for the period ended October 31, 2003. We also have an accumulated deficit of $32,812,000 as of October 31, 2005, of which $23,833,000 is from discontinued operations and $8,979,000 is from continuing operations. The discontinued operations are the former operations of the snowboard manufacturing and apparel business which ceased operations in 1999.

     During fiscal year 2005, we also experienced significant growth in net sales over the prior year, as net sales increased 91% from an increased customer demand that resulted in a higher utilization of our manufacturing capacity. The significant growth in net sales required additional working capital due in large part to customers with less favorable payment terms, partially offset by our ability to renegotiate payment terms with our suppliers. Primarily due to increased net sales, net cash from operations in fiscal year 2005 was $2,303,000, an increase of $6,066,000.
     In April of 2005, we closed the purchase of the outstanding stock of Three Five System’s manufacturing facility and business in Beijing, China for $8 million in cash, the assumption of $2.4 million in debt, and an earn-out provision based on two specific revenue targets. For the cash portion of the transaction, we utilized funds from its line of credit with Wells Fargo HSBC Trade Bank. In the transaction, we received an ISO-certified, 56,000 square-foot Beijing facility, manufacturing equipment, $2 million in qualified inventory, and a recoverable VAT credit of approximately $675,000. The acquisition accelerated our entry into the TFT business and provided us access to new customers, including several Fortune 500 companies in the mobile phone, industrial, printer and medical device industries.
     We require capital to repay certain existing fixed obligations, and to provide for additional working capital and investment in capital equipment if we are to grow in accordance with our business plan. To this end in March 2005, we entered into a new $20,000,000 credit line with Wells Fargo HSBC Trade Bank. The new line replaced an existing asset-based line with Wells Fargo Business Credit and provides us up to $15,000,000 in additional working capital with more favorable terms.
     Based on our cash balances, line of credit, expected capital expenditures, and forecasted working capital; management believes we have adequate cash resources to fund operations at their current levels for the foreseeable future. However, future cash forecasts are based on assumptions regarding the performance of a new manufacturing line, and further assumptions regarding working capital needs associated with increasing customer orders. To fund our anticipated growth it will be required to seek sources of additional working capital. Actual requirements may be materially different than our forecasts.
     At October 31, 2005, we had debt falling due in fiscal 2006 of $2,545,000 and a further amount of $5,000 due in fiscal 2007. In addition, we had operating lease commitments that amounted to $7,012,000 and capital lease commitments of $81,000. The following tables set forth the amounts:
(In thousands)

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt	$2,469	$2,469	—	—	—
Operating Leases	7,012	796	1,476	1,361	3,379
Capital Leases	81	76	5	—	—

Total Contractual Cash Obligations	$9,562	$3,341	$1,481	$1,361	$3,379

RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this prospectus supplement, the accompanying prospectus and the documents incorporated herein, before purchasing our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you could lose some or all of your investment.
Risks Related to Our Business
Our operating results may fluctuate significantly from period to period, which could cause our stock price to decline.
     Several factors contribute to significant quarterly and other periodic fluctuations in our results of operations. These factors include the following:
•	the timing and size of orders, which can be influenced by our customers’ inventory levels;

•	the volume of orders relative to our capacity;

•	delays in delivery of components or raw materials by our suppliers, which could cause delays in our delivery of products to our customers during any given period;

•	delays in our product sales, design and qualification processes, which vary widely in length based upon customer requirements;

•	decreases in our yield rate;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the life cycles of customers’ products;

•	effectiveness in managing manufacturing processes;

•	changes in cost and availability of labor and components;

•	product mix;

•	pricing and availability of competitive products and services;

•	possible seasonality of end market products, such as handheld games, as the percentage of our business in those markets grows;

•	the timing of the Chinese New Year relative to the end of our fiscal quarter; and

•	changes or anticipated changes in economic conditions.
Accordingly, you should not rely on the results of any past periods as an indication of our future performance. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline.
A few customers and applications account for a significant portion of our sales.
For fiscal year 2005, five customers, Creative Technology Ltd., Flextronics International Ltd., Honeywell International, Inc, Jabil S.r.l and Ecowater Systems, Inc. contributed 57.5% of our total sales revenue, including one customer, Creative Technology Ltd. that contributed 18.2% to our revenue. There is no assurance that any of these customers will contribute the same percentage of our total sales revenue in subsequent years. This compares with fiscal 2004 when the same five customers contributed 61.8% of total sales revenue, including one customer, Ecowater Systems, Inc., that contributed 16.4% of our revenue. Under present conditions, the loss of any one of these customers could have a material effect on our performance, liquidity and prospects. To reduce this risk, we continue to emphasize custom devices for which customer relationships are generally longer term with lower probability of cancellation.
We do not have long-term purchase commitments from our customers and may have to rely on customer forecasts.
Custom manufacturers for OEMs, ODMs and EMSs must provide increasingly rapid product turnaround and respond to increasingly shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce or delay orders. Cancellations, reductions or delays by a significant customer or by a group of customers would result in reduced revenue, and could result in excess and obsolete inventory and/or unabsorbed manufacturing capacity, which would adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. Although we have increased our manufacturing capacity, we may lack sufficient capacity at a given time to meet our customers’ demands if they exceed anticipated levels. We strive for rapid response to customer demand, which can lead to reduced labor efficiency, purchasing efficiency and increased material costs. Our customers generally do not provide us with firm, long-term volume purchase commitments. In addition, increases in worldwide product demand have led to radically shortened lead times on purchase orders as rapid product cycles became the norm. Although we sometimes enter into manufacturing contracts with our customers, these contracts clarify order lead times, inventory risk allocation and similar matters rather than provide firm, long-term commitments. As a result, customers can generally cancel purchase commitments or reduce or delay orders at any time. The large percentage of our sales to customers in the electronics industry, which is subject to severe competitive pressures; rapid technological change and product obsolescence; increases our inventory and overhead risks.
In addition, we make significant and material decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs, and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately the future requirements of those customers. Because many of our costs and operating expenses are fixed, a reduction in customer demand can harm our margins and operating results, and we may fail to realize the expected benefit from our investment in our manufacturing facilities. Occasionally, we may place orders with suppliers based on a customer’s forecast or in anticipation of an order. Additionally, from time to time, we may purchase quantities greater than customer orders to secure more favorable pricing, delivery or credit terms. These purchases can expose us to losses from cancellation penalties, inventory carrying costs or inventory obsolescence.
Adverse trends in the electronics industry may negatively affect our operating results.
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
We sell our products and services to our customers, who then incorporate them into the products they sell. Our customers make the determination during their product development programs whether to incorporate our products and services or pursue other alternatives. This requires us to make significant investments of time and resources well before our customers introduce their products and before we can be sure that our efforts will generate any significant sales or that we will even recover our initial investment of time and resources. The cycle from beginning to work with a new customer to the time we produce product for that customer can often be between three and nine months, and in some cases longer, depending on product complexity and the customer.
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
We are subject to particularly lengthy sales cycles in some markets.
Our focus on developing a customer base that requires custom displays and devices means that it may take longer to develop strong customer relationships or partnerships. Moreover, factors specific to certain industries also have an impact on our sales cycles. In particular, those customers who operate in or supply to the medical and automotive industries require longer sales cycles as qualification processes are longer and more rigorous, often requiring extensive field audits. Customers who operate in the mobile devices industry also require strict qualification requirements. Because each of these customers require custom designs and specifications, the length of a customer’s qualification process varies from customer to customer, and we cannot predict how long any qualification process will take. These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue, if they do at all, and may have adverse effects on our operating results, financial condition, cash flows and stock price.
Our component and materials suppliers may fail to meet our needs.
We do not have long-term supply contracts with the majority of our suppliers or for specific components. This generally serves to reduce our commitment risk but does expose us to supply risk and price increases that we may not be able to pass on to our customers. In our industry, at times, there are shortages of some of the materials and components that we use. In some cases, supply shortages and delays in delivery have resulted in curtailed production or delays in production, which contribute to an increase in inventory levels, a delay in revenues and a loss of profit. We expect that shortages and delays in deliveries of some components will continue to occur from time to time. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing delays, which could harm our relationships with current or prospective customers and reduce our sales. We also depend on a small number of suppliers for certain supplies that we use in our business. If we are unable to continue to purchase components from these limited source suppliers or identify alternative suppliers, our business and operating results would be materially and adversely affected. We also may not be able to obtain as competitive pricing for some of our supplies as our competitors. Moreover, some suppliers, such as those who sell integrated circuits, could be preferential in their sales to our competitors, who may have greater buying power or leverage in negotiations.
Failure to optimize our manufacturing potential and cost structure could materially and adversely affect our business and operating results.
We strive to fully utilize the manufacturing capacity of our facilities but may not do so on a consistent basis, particularly as we have committed to a ten-year lease of LCD line facilities that were acquired in 2004 and in 2005 we completed the purchase of a third LCD factory primarily for the production of TFT and STN color displays. Specifically, we are currently operating at very low capacity in the two facilities that we acquired in the last two years. Our factory utilization will be dependent on our success in acquiring new business for the expanded capacity, predicting volatility, timing volume sales to our customers, balancing our productive resources with product mix, and planning manufacturing services for new or other products that we intend to produce. Demand for these products may not be as high as we expect, and we may fail to realize the expected benefit from our investment in our manufacturing facilities. Our profitability and operating results are also dependent upon a variety of other factors, including: utilization rates of our manufacturing lines; downtime due to product changeover; impurities in raw materials causing shutdowns; maintenance of contaminant-free operations; and availability of power, water and labor resources.
Moreover, our cost structure is subject to fluctuations from inflationary pressures in China and other geographic regions where we conduct business. China is currently experiencing dramatic growth in its economy. This growth may lead to continued pressure on wages and salaries that may exceed increases in productivity. In addition, this pressure may not be compensated for, and may be exacerbated, by currency movements. We are also exposed to movement in commodity prices, particularly the cost of electrical power for our manufacturing facilities.
We may not be able to efficiently integrate the operations, products and technologies from our acquisitions with our existing operations, products and technologies.
We may acquire new and complementary technology, assets and companies, and we may use some of the proceeds of this offering to do so. We do not know if we will be able to complete any acquisitions or if we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. At the time of our acquisition of the TFT and STN facility in Beijing, the facility was significantly underutilized and continues to be underutilized. There are no assurances that integration of any other newly acquired business, products or technology would not be expensive and time-consuming, and any future acquisition could disrupt our ongoing business and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might be forced to obtain equity or debt financing on terms that are not favorable to us and, in case of equity financing, that results in dilution to our stockholders. If we are unable to integrate effectively any newly acquired entity, product or technology, our business, financial condition and operating results will suffer.
Our independent registered public accounting firm may decline to attest on the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.
The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring us to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on our management’s assessment. In particular, each year we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial accounting and compliance expense and expend significant management efforts. If our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which this control is documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then it may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements, which ultimately could negatively impact our stock price.
We face intense competition, and many of our competitors have substantially greater resources than we do.
We operate in a competitive environment that is characterized by price deflation and technological change. We compete with major international and domestic companies. We consider our primary pure play competitors in the SFF LCD market to be BYD, Data Image, Data Vision, Samsung, Sharp, Optrex, Tian Ma, Truly Semiconductors, Varitronix, Wintek and other similar companies. We also face competition with the LCD divisions of several large companies including AU Optronics, LG.Philips, Samsung, Sanyo Epson Imaging Devices, Toppoly and others. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. Many competitors have production lines that allow them to produce more sophisticated and complex devices than we do and to offer a broader range of display devices to our target customers. Other emerging companies or companies in related industries may also increase their participation in the display and display module markets, which would intensify competition in our markets.
Our customers may decide to design or manufacture the products that they currently purchase from us.
Our competitive position could also be adversely affected if one or more of our customers decide to design or manufacture their own displays and display modules. We may not be able to compete successfully with these in-house developments by our customers.
We depend on the market acceptance of the products of our customers.
Currently, we do not sell products to end users. Instead, we design and manufacture various display product solutions that our customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers’ products. Any significant slowdown in the demand for their products would adversely affect our business. Therefore, we must identify industries that have significant growth potential and establish strong, long-term relationships with our customers in those industries. Our failure to identify potential growth opportunities or establish these relationships would adversely affect our business.
We extend credit to our customers and may not be able to collect all receivables due to us.
We extend credit to our customers based on assessments of their financial circumstances, generally without requiring collateral. In some instances, we may assess the integrity and creditworthiness of one of our customers and may, based on this assessment, agree to amortize payment of design, development and set-up costs over time and enter into purchase commitments with suppliers. Such assessments are not always accurate and expose us to potential costs, including the write-off of costs incurred and inventory obsolescence. Our overseas customers may be subject to economic cycles and conditions different from those of our U.S. customers. We may also be unable to obtain satisfactory credit information or adequately secure our credit risk for some of these overseas customers. The extension of credit presents an exposure to risk of uncollected receivables. Our credit insurance only covers U.S. receivables, subject to a deductible and co-insurance. While we maintain credit insurance on all of our U.S. accounts receivable, collection difficulties or premium increases could result in the insurance not being renewed. We have made no claims so far on our insurance covering uncollected receivables. Additionally, the collectable amounts denominated in a foreign currency are subject to currency exchange risks, as described below. In the fiscal year ended October 31, 2005, we recorded expenses of $3,000 related to the extension of credit. In the fiscal year ended October 31, 2004, we recorded expenses of $82,000 related to the extension of credit.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and customer claims.
We manufacture products to our customers’ requirements, which can be highly complex, and our products may at times contain design or manufacturing errors or failures. Any defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in returns, claims, delayed shipments to customers or reduced or cancelled customer orders. If these defects occur, we will incur additional costs and, if in large quantity or too frequent, we may sustain loss of business or loss of reputation and we may incur liability.
We could become involved in intellectual property disputes.
We do not have any patents, licenses or trademarks that are material to our business. Instead, we rely on trade secrets, industry expertise and our customers’ sharing of intellectual property with us. We do not knowingly infringe patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of money to defend a claim, develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even without merit, could result in substantial costs and diversion of our resources and could materially and adversely affect our business and operating results. As we build our intellectual property portfolio, we may encounter such infringement and indemnification claims.
We may develop new products that may not gain market acceptance.
We operate in an industry characterized by frequent and rapid technological advances, the introduction of new products and new design and manufacturing technologies. As a result, we may be required to expend funds and to commit resources to research and development activities, possibly requiring additional engineering and other technical personnel; to purchase new design, production, and test equipment; and to continually enhance design and manufacturing processes and techniques. We may invest in equipment employing new production techniques for existing products and new equipment in support of new technologies that fail to generate adequate returns on the investment due to insufficient productivity, functionality or market acceptance of the products for which the equipment may be used. We therefore could incur significant sums in design and manufacturing services for new product solutions that do not result in sufficient revenue, which would adversely affect our future operating results. Furthermore, customers may change or delay product introductions or terminate existing products without notice for any number of reasons unrelated to us, including lack of market acceptance for a product. Our future operating results will depend significantly on our ability to provide timely design and manufacturing services for new products that compete favorably with design and manufacturing capabilities of our customers and third-party suppliers.
We must effectively manage our growth.
Failure to manage our growth effectively could adversely affect our operations. We have increased the number of our manufacturing locations from one to three, adding a North Campus factory in Shenzhen and a factory in Beijing, thereby increasing the diversity of our manufacturing and product-design capabilities. We plan to expand further the diversity of our operations and may increase the number of locations from which we manufacture and sell. Our ability to manage our planned growth effectively will require us to:
•	enhance our operational, financial and management systems;

•	expand usage of our facilities and equipment; and

•	successfully hire, train and motivate additional employees, including the technical personnel necessary to operate our production facilities.
An expansion and diversification of our product range, manufacturing and sales locations as well as our customer base may result in increases in our overhead and selling expenses. We may also be required to increase staffing and other expenses as well as our expenditures on plant, property and equipment in order to meet the anticipated demand of our customers. Our customers, however, generally do not commit to firm production schedules for more than a short time in advance. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability. Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources.
If we do not retain our key management personnel, our business will suffer.
The success of our business is heavily dependent on the leadership of our key management personnel. All of our executive officers and key personnel are employees at-will. If any of these people were to leave us, it would be difficult to replace them, and our business would be harmed.
We may not be able to retain, recruit and train adequate management and production personnel.
Our continued operations are dependent upon our ability to identify, recruit and retain adequate management and production personnel in China. We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of our current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by Shenzhen and our operations. With China’s current economic growth and competing opportunities for our personnel, there can be no guarantee that we will continue to enjoy a favorable employment climate or that wage rates in Shenzhen or China as a whole will continue to be internationally competitive.

The growth of our business depends on our ability to finance new products and services.
We operate in a rapidly changing industry. Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our business unless we are able to adapt to the changing conditions. To remain competitive, we must continue to incur costs in product development, equipment, facilities maintenance and working capital. As part of our ongoing business, quarterly expenditures for capital equipment are both planned and routine. These costs may increase due to significant technological advances, resulting in greater fixed costs and operating expenses. As a result, we could be required to expend substantial funds for, and commit significant resources, to the following:
•	research and development activities on existing and potential product solutions;

•	additional engineering and other technical personnel;

•	advanced design, production and test equipment; and

•	technological changes in manufacturing processes.
Our failure to increase sufficiently our revenues to offset these increased costs would adversely affect our operating results.
From time-to-time, we may seek additional equity or debt financing and may not be able to secure this financing at acceptable terms.
We may seek additional equity or debt financing from time to time to provide for the capital expenditures required to maintain or expand our design and production facilities and equipment or our working capital, as well as to repay loans if our cash flow from operations is insufficient or for future acquisitions of businesses, facilities, technologies, assets and product lines. We cannot predict with certainty the timing or amount of any such capital requirements. If financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired, and our operating results may suffer.
We may need to produce higher-end products to remain competitive.
Our future success may be partly dependent upon our ability to effectively offer higher-end products that we do not currently supply, including organic liquid emissive displays (OLED), as we believe that high-volume markets are moving in these directions. If we fail to offer more complex higher-end products that are desired by the marketplace, our competitive position could decline.
Potential strategic alliances may not achieve their objectives.
From time to time, we explore strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology, increase our manufacturing capacity, provide additional know-how, components or supplies, and to develop, introduce and distribute products and services utilizing our technology and know-how. Any strategic alliances that we enter may not achieve their strategic objectives, and parties to our strategic alliances may not perform as expected.

We are at risk for potential product liability claims not covered by insurance from our discontinued snowboard business.
We were acquired by Morrow Snowboards, Inc., which previously designed, manufactured and distributed snowboards and apparel. IDW and Morrow were subsequently merged, and IDW was the surviving entity. Those operations were discontinued in 1999, but the snowboards previously manufactured and distributed may still be in use. To the extent there is an accident involving the use of those snowboards, we could be named in a civil action alleging liability. We were previously sued, along with Squaw Valley Ski Corporation, by Nicholas Steenolsen, who sustained injuries while snowboarding at Squaw Valley Ski Resort. His snowboard was manufactured by Morrow Snowboards and alleged to have been defective. Pursuant to mediation in June 2004, we settled the matter and agreed to pay $625,000 above insurance coverage for a full release. Although we do not think there are defects in the boards previously manufactured, it is not uncommon for an injured snowboarder to sue the manufacturer when the injuries are serious. We are currently not insured against any such claims and although we do not believe such actions are likely given the length of time that has lapsed since we last manufactured snowboards, there are no assurances that such actions will not arise in the future. To the extent an action is brought and successfully prosecuted to a judgment, the claim could materially affect on our financial performance.
Risks Related to International Operations
We are dependent on our Chinese manufacturing operations.
Our current manufacturing operations are located in China, our sales offices are in the U.S., Europe, Hong Kong, Singapore and China, and our administrative offices are in the U.S. The geographical distances between these facilities create a number of logistical and communications challenges. In addition, because of the location of the manufacturing facilities in China, we could be affected by economic and political instability there, including problems related to labor unrest, lack of developed infrastructure, variances in payment cycles, currency fluctuations, overlapping taxes and multiple taxation issues, employment and severance taxes, compliance with local laws and regulatory requirements, greater difficulty in collecting accounts receivable, and the burdens of cost and compliance with a variety of foreign laws. Moreover, inadequate development or maintenance of infrastructure in China, including inadequate power and water supplies, transportation or raw materials availability, or the deterioration in the general political, economic or social environment, could make it difficult and more expensive, and possibly prohibitive, to continue to operate our manufacturing facilities in China.
The Chinese legal system has inherent uncertainties that could impair our ability to enforce the agreements governing our operations or otherwise adversely affect our business.
Our operations and prospects could be materially and adversely affected by the failure of the local government to honor our agreements or an adverse change in the laws governing them. In the event of a dispute, enforcement of these agreements could be difficult in China. China tends to issue legislation which is subsequently followed by implementing regulations, interpretations and guidelines that can render immediate compliance difficult. Similarly, on occasion, conflicts are introduced between national legislation and implementation by the provinces, which take time to reconcile. These factors can present difficulties in our compliance. Unlike the U.S., China has a civil law system based on written statutes in which judicial decisions have limited precedential value. The

Chinese government has enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, its experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes in China is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination. For example, Chinese law requires companies and factories to obtain land use permits from the competent government authorities and pay a land-grant fee and land-use fee. Pursuant to Chinese law, we obtain land use right for the land on which our factories in China are located. Prior to our acquisition of Three-Five Systems (Beijing) in 2004, we found out that the land use permit for our Beijing facility previously obtained by Three-Five Systems (Beijing) from the local district government was improperly issued because the district government did not have authority to issue the permit. The permit needs to be issued by the Beijing government, not the district government, and we have requested that the Beijing government issue a proper permit. Despite our efforts, there have been delays in the Beijing Land Bureau. We do not expect that these land permit issues will negatively impact our operations. Subsequent to year end, the Company accepted an offer from the Beijing Land Bureau to settle the matter for RMB 170,136 (approximately US$21,000).
Because our operations are international, we are subject to significant worldwide political, economic, legal and other uncertainties.
We are incorporated in the U.S. and have subsidiaries in The People’s Republic of China, Hong Kong, and the British Virgin Islands. Because we manufacture all of our products in The People’s Republic of China, substantially all of the net book value of our total fixed assets and a major portion of our inventory is located there. However, we sell our products to customers worldwide with concentrations in Hong Kong, North America, Europe, Japan, China and Southeast Asia, and may thus have receivables in and goods in transit to those locations. Protectionist trade legislation in the U.S. or foreign countries, such as a change in export or import legislation, tariff or duty structures, or other trade policies, could adversely affect our ability to sell products in these markets, or even to purchase raw materials or equipment from foreign suppliers. Moreover, we are subject to a variety of U.S. laws and regulations, changes to which may affect our ability to transact business with customers or in certain product categories.
We are also subject to numerous national, state and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications. We are subject to laws and regulations governing our relationship with our employees, including wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. We are subject to significant government regulation with regard to property ownership and use in connection with our facilities in China, import and export restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation, all of which impact our profits and operating results.

We face risks associated with international trade and currency exchange.
We transact business in a variety of currencies including Hong Kong dollars, Japanese yen, Singapore dollars, U.S. dollars and Chinese Yuan Renminbi, or RMB. Increased sales to Europe may result in the generation of receivables in other currencies, such as the Euro. Although we transact business predominantly in U.S. and Hong Kong dollars, we collect a portion of our revenue and incur approximately 30% of our total spending, such as payroll, land rent, electrical power, depreciation and other costs associated with running our facilities in China, in RMB. Adverse movements between the selling currency and the RMB would have a material impact on our profitability. Changes in exchange rates would affect the value of deposits of currencies we hold. The RMB has been broadly stable against U.S. dollar in the past three years, but recently China announced that the RMB would be pegged to a basket of currencies, making it possible for the RMB to rise and fall relative to the U.S. dollar. The exchange rate of the Hong Kong dollar has been pegged to the U.S. dollar and has not in the past presented a currency exchange risk, though this could change in the future. We also do not currently hedge against exposure to other currencies. We cannot predict with certainty future exchange rates and thus their impact on our operating results.
We also had long term debt, denominated in RMB of RMB 20 million (U.S. $2.5 million at current exchange rates). An increase in the value of the RMB against the U.S. dollar would result in a translation loss in U.S. dollar terms that would be realized as U.S. dollars from sales revenues are utilized to meet the repayment obligation.
Changes to Chinese tax laws and heightened efforts by the Chinese tax authorities to increase revenues could subject us to greater taxes.
Under applicable Chinese law, we have been afforded a number of profits tax concessions by, and tax refunds from, Chinese tax authorities on a substantial portion of our operations in China. However, the Chinese tax system is subject to substantial uncertainties with respect to interpretation and enforcement. The Chinese government has attempted to augment its revenues through heightened tax collection efforts. Continued efforts by the Chinese government to increase tax revenues could result in revisions or changes to tax laws or their interpretation, which could increase our future tax liabilities or deny us expected concessions or refunds.
Following our acquisition of Three-Five Systems (Beijing) the Chinese tax authorities sought to review the customs books for Three-Five Systems (Beijing) for periods prior to the date of our acquisition to determine whether additional duties and VAT were owing on goods imported by Three-Five Systems (Beijing). Certain additional amounts were found to be owing on the customs books for three of four prior years, and the customs book for the fourth prior year is still being reviewed. Three-Five Systems reimbursed us for the amounts owed on the customs books for the first three prior years. We believe that approximately $234,000 in duties and VAT is owing on the customs book for the fourth prior year. The Chinese tax authorities may assess penalties on this amount, but we are unable at this time to accurately estimate the magnitude of any such penalties. We have notified Three-Five Systems of the potential for additional assessments on the fourth customs book and we intend to file a claim in Three-Five Systems’ bankruptcy proceedings for such amounts. There are no assurances that we will be able to obtain payment from Three-Five Systems for any additional tax assessments and/or penalties.
We are at risk of incremental taxation due to transfer pricing.
We invoice our non-Chinese customers through our companies in Hong Kong and the U.S. As a result, we have intercompany invoicing whereby our Chinese subsidiaries invoice the Hong Kong and U.S. entities who then invoice our customers for sales rendered. As required by the tax authorities in each jurisdiction, we seek to apply arm’s length pricing to this process. Should a tax authority in any jurisdiction consider the pricing not to be arm’s length, it may deem the prices charged to be different from those we have applied. Such a determination could lead to an increase in our overall tax expenses. In addition, we may have to expend resources in defending our positions, irrespective of the outcome determined.
We are exposed to risks related to the availability and price of electricity.
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
We depend on a continuous supply of water in our manufacturing processes. To date, when we have experienced shortages, we have been able to obtain supplementary supplies from alternative local sources. We cannot be certain that such an arrangement will always be available and that no interruption to production will result.
Future outbreaks of severe acute respiratory syndrome or other communicable diseases may have a negative impact on our business and operating results.
In 2003, several economies in Asia, including Hong Kong and southern China, where our operations are located, were affected by the outbreak of severe acute respiratory syndrome, or SARS. If there is a recurrence of an outbreak of SARS, or similar infectious or contagious diseases such as avian flu, it could adversely affect our business and operating results. For example, a future SARS outbreak could result in quarantines or closures of some of our factories, and our operations could be seriously disrupted as the majority of our work force is housed in two dormitories. In addition, an outbreak could negatively affect the willingness of our customers and suppliers to visit our facilities.
Our results could be harmed if compliance with new environmental regulations becomes too burdensome.
Our manufacturing processes result in the creation of small amounts of hazardous or toxic wastes, including various gases, epoxies, inks, solvents and other organic wastes. We are subject to Chinese governmental regulations related to the use, storage and disposal of such hazardous wastes. We also have our own standby electrical power generation plant that operates on diesel fuel. The amounts of our hazardous waste are expected to increase in the future as our manufacturing operations increase, and therefore, our cost of compliance is likely to increase. In addition, sewage produced by dormitory facilities which house our labor force may come under greater environmental legislation. Although we believe we are operating in compliance with applicable environmental laws, there is no assurance that we will remain in compliance in the future as such laws and regulations or their interpretation and implementation change. Failure to comply with environmental regulation could result in the imposition of fines, suspension or halting of production or closure of manufacturing operations.
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
     Effective July 21, 2005, China adopted a managed floating currency system whereby the official exchange rate will be based on market supply and demand with reference to a basket of currencies and will no longer be pegged to the U.S. dollar. The daily trading price of the U.S. dollar against the RMB will be allowed to float within a band of 0.3 percent either side of the central parity published rate by The People’s Bank of China which is currently set at 8.11 RMB per U.S. dollar. We incur approximately 30% of our expenses in RMB and have negligible RMB revenue; an increase in the value of the RMB would thus have an adverse effect on our operating margins, while a decrease in the value of the RMB would have a beneficial effect. Periodically management reviews its potential exposure relative to currency market information to determine if currency hedging and/or other measures are appropriate to mitigate exchange risk. We currently have outstanding debt denominated in RMB of 20,000,000 equating to approximately 2.5 million U.S. dollars at the current exchange rate.
Interest Rate Risk
     Our principal exposure to interest rate changes is on the line of credit. The rate for the line is based on prime interest rates in the U.S. and/or LIBOR. Management monitors the prime rate in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.
Inflation Risk
     Inflation has remained low in recent years in the markets in which we currently sell and is expect to do so for the foreseeable future. The inflation rate in China is higher with wage inflation expected to run between five and ten percent annually. Such inflation represents a risk to our profitability if sustained. To compensate, we place emphasis on programs designed to increase the productivity of our operations and people.
We are not exposed to any market risk involved in derivative financial instruments, other financial instruments or derivative commodity instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of October 31, 2005 and 2004	F-3

Consolidated Statements of Operations for the year ended October 31, 2005, the year ended October 31, 2004 and the year ended October 31, 2003	F-4

Consolidated Statements of Stockholders’ Equity for the year ended October 31, 2005, the year ended October 31, 2004 and the year ended October 31, 2003	F-5

Consolidated Statements of Cash Flows for the year ended October 31, 2005, the year ended October 31, 2004 and the year ended October 31, 2003	F-6

Notes to Consolidated Financial Statements	F-8

Supplementary Information	F-35

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
International DisplayWorks, Inc.
We have audited the accompanying consolidated balance sheets of International DisplayWorks, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International DisplayWorks, Inc. and subsidiaries as of October 31, 2005 and 2004, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of International DisplayWorks, Inc.’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 23, 2005 expressed an unqualified opinion.
Hong Kong
December 23, 2005
/s/ Grant Thornton
Grant Thornton

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31,	October 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents
Cash in banks	$8,875	$8,187
Cash in commercial paper	—	1,999
Cash in banks – restricted deposits	383	—

Total cash and cash equivalents	9,258	10,186
Accounts receivable, net of allowance for doubtful accounts of $36 and $101	21,776	11,378
Inventory, net	8,516	5,780
Prepaid expense and other current assets	1,939	1,160

Total current assets	41,489	28,504

Other assets
Deferred tax asset	262	—

Property, plant and equipment at cost, net	27,031	16,418

Total assets	$68,782	$44,922

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,928	$7,236
Accrued liabilities	3,998	3,588
Line of credit	12,953	4,398
Current portion of long term debt	2,545	496

Total current liabilities	33,424	15,718

Long-term debt, net of current portion	5	70

Total liabilities	33,429	15,788

Commitments and contingencies

Shareholders’ equity
Preferred stock, par $0.001, 10,000,000 shares authorized, none issued	—	—
Common stock, par $0.001, 100,000,000 shares authorized 31,971,629 and 30,573,383 shares issued and outstanding at October 31, 2005 and October 31, 2004 respectively	32	31
Additional paid in capital	67,424	65,611
Accumulated deficit	(32,812)	(36,579)
Cumulative translation adjustment	709	71

Total shareholders’ equity	35,353	29,134

Total liabilities and shareholders’ equity	$68,782	$44,922

The accompanying notes are an integral part of these financial statements

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except Share and per share data)

	For the Years Ended
	October 31,	October 31,	October 31,
	2005	2004	2003
Net sales	$88,278	$46,234	$22,715
Cost of goods sold	72,618	36,123	17,600

Gross profit	15,660	10,111	5,115

Operating expenses:
General and administrative	7,693	5,403	3,487
Sales, marketing and customer service	2,750	2,096	1,524
Engineering, advanced design and product management	877	625	593
Litigation settlement	—	625	—

Total operating expenses	11,320	8,749	5,604

Operating income (loss)	4,340	1,362	(489)

Other income (expense):
Interest expense	(681)	(396)	(389)
Other income	9	108	70

Total other income (expense)	(672)	(288)	(319)

Income (loss) before income taxes	3,668	1,074	(808)

Income tax benefit	(99)	—	—

Net income (loss)	$3,767	$1,074	$(808)

Net income (loss) per common share:
Net income (loss) — basic	$0.12	$0.04	$(0.04)

Net income (loss) — diluted	$0.12	$0.04	$(0.04)

Weighted average number of shares used in computing share amounts:
Basic	31,388,406	25,647,763	19,448,718

Diluted	32,710,238	27,511,228	19,448,718

The accompanying notes are an integral part of these financial statements

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

				Cumulative
	Common Stock		Accumulated	Translation
	Shares	Amount	Deficit	Adjustment	Total
Balance, November 1, 2002	19,217,246	$41,216	$(36,845)	$71	$4,442

Comprehensive loss
Net loss			(808)		(808)
Translation adjustment				—	—

Total comprehensive loss					(808)
Common stock options exercised
Warrants issued	—	74			74
Stock issued	1,767,667	516			516

Balance, October 31, 2003	20,984,913	41,806	(37,653)	71	$4,224

Comprehensive income
Net income			1,074		1,074
Translation adjustment				—	—

Total comprehensive loss					1,074
Common stock options exercised	635,375	302			302
Common stock warrants exercised	1,051,760	608			608
Warrants issued		85			85
Stock issued	7,901,335	22,841			22,841

Balance October 31, 2004	30,573,383	65,642	(36,579)	71	$29,134

Comprehensive income
Net income			3,767		3,767
Translation adjustment				638	638

Total comprehensive loss					4,405
Common stock options exercised	801,500	1,269			1,269
Common stock warrants exercised	542,298	331			331
Warrants issued	—	—			—
Stock issued	54,448	214			214

Balance October 31, 2005	31,971,629	$67,456	(32,812)	709	$35,353

The accompanying notes are an integral part of these financial statements

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Periods Ended
	October 31,	October 31,	October 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,767	$1,074	$(808)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,497	910	811
Stock issued for services	214	58	16
Warrants issued for extension of debt terms	—	—	29
Foreign currency translation	200	—	—
Loss on disposal of fixed assets	65	9	58

Changes in operating assets and liabilities, net of business combinations:
Increase in accounts receivable	(7,316)	(7,118)	(1,196)
Increase in Inventories	(736)	(3,315)	(1,005)
Decrease (increase) in prepaid expenses and other current assets	307	201	(823)
Increase in deferred tax assets	(262)	—	—
Increase in accounts payable	4,006	2,466	1,700
(Decrease) increase in accrued liabilities	(439)	1,952	271

Net cash provided by (used in) operating activities	2,303	(3,763)	(947)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(4,708)	(12,541)	(491)
Acquisition of Three-Five (Beijing) Co., Ltd., net of cash acquired	(8,282)	—	—
Proceeds from disposal of property, plant and equipment	51	—	23

Net cash used in investing activities	(12,939)	(12,541)	(468)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,600	23,693	500
Proceeds from issuance of warrants	—	85	45
Proceeds from lines of credit, net	8,555	3,347	46
Proceeds on debt — related parties	—	—	100
Payment on debt — related parties	—	(574)	(100)
(Payment) proceeds from debt	(447)	(1,239)	446

Net cash provided by financing activities	9,708	25,312	1,037

Decrease (increase) in cash and cash equivalents	(928)	9,008	(378)

Cash and cash equivalents at beginning of period	10,186	1,178	1,556

Cash and cash equivalents at end of period	$9,258	$10,186	$1,178

Supplemental disclosure:
Cash paid for interest	$681	$396	$389

Cash paid for income taxes	$—	$—	$—

Non-cash financing activities:
Stock issued for services	$214	$58	$16

The accompanying notes are an integral part of these financial statements

Supplemental disclosure of non-cash information:
In connection with the aquisition of Three-Five (Beijing) Co., Ltd the Company paid $8 million in cash and incurred $282 thousand in expenses related to the acquisition and acquired the following assets

Current Assets

Inventories	$2,000
Net due from Three-Five (Beijing) Co., Ltd	432
Prepaid expenses and other current assets	1,086

Total current assets	3,518

Non-current assets
Property, plant and equipment, at cost	9,535
Less: Excess of fair value of acquired assets over cost	(2,341)

7,194

Current Liabilities
Mortgage payable and capitalized lease payable	(2,430)

Total current liabilities	(2,430)

Total assets acquired	$8,282

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	THE BUSINESS

Description of Business

International DisplayWorks, Inc. (the “Company”), headquartered in Roseville, California, was incorporated in the state of Delaware in July of 1999. On October 31, 2001, the Company merged with its parent, Granite Bay Technologies, Inc., a California corporation.

The Company, together with its subsidiaries, all of which are wholly owned, is engaged in the design, manufacture and worldwide distribution of liquid crystal display (LCD) products and are a supplier to several Fortune 500 companies, major Japanese and other Asian and European corporations and smaller companies operating in a variety of end-markets. Our product focus is on the small form factor (SFF) LCD market, which includes 7” displays or smaller. Our customers include original equipment manufacturers (OEMs), original design manufacturers (ODMs) and electronic manufacturing services providers (EMSs), collectively referred as “our customers,” serving markets such as mobile phones, handheld games, portable media players, medical devices, consumer electronics, and industrial and telecommunications equipment.

We assist our customers in the design and development of their products and provide full turnkey manufacturing services. We offer a broad suite of services and solutions, including outsourced design, component purchasing, electronic subassemblies and finished products assembly, post-assembly testing and post-sales support. We provide value-added custom design and manufacturing services, in which we design and develop products that are sold by our customers to their end customers and markets using their brand names. We support a broad product portfolio, with offerings in three SFF LCD technologies: monochrome super-twisted nematic (STN), color super-twisted nematic (CSTN) and thin film transistor (TFT). In addition, we support an extensive set of production techniques for manufacturing our SFF LCD modules: surface mount (SMT), chip-on-board (COB), chip-on-glass (COG), chip-on-film (COF) and tape carrier package (TCP). See also “Our Products and Services” section below.

We believe that we compete successfully based on a variety of factors including product quality, customer service, global account and sales coverage model, value-added design and manufacturing services, and broad set of product offerings. In addition, we believe that our China-based operations provide us with a competitive cost structure and access to a highly educated engineering work force. Unlike many of our Asian competitors that are largely based in Taiwan, Hong Kong, Japan and Korea but may have certain of their manufacturing operations in China, we operate all of our product design, manufacturing, engineering support, front end glass manufacturing and post-sales support operations in China. Our presence in China and our customer-driven engineering focus allow us to closely monitor our manufacturing resources for quality, as well as to align our design and manufacturing capabilities with our customers’ local manufacturing operations. Our locally based personnel thus have the ability to work directly and collaboratively with the growing number of China-based OEMs, ODMs and EMSs.

The Company’s manufacturing operations are in Shenzhen and Beijing, People’s Republic of China (PRC).

2.	LIQUIDITY

The Company and its subsidiaries generated net income of $3,767,000 during the period ended October 31, 2005, $1,074,000 during the period ended October 31, 2004 and net losses of $808,000 during the period ended October 31, 2003. The Company and its subsidiaries also have an accumulated deficit of $32,812,000, of which $23,833,000 is from discontinued operations and $8,979,000 is from continuing operations.

The Company requires capital to repay certain existing fixed obligations, and to provide for additional working capital and investment in capital equipment if it is to grow in accordance with its business plan. To this end in March 2005, the Company entered into a new $20,000,000 credit line with Wells Fargo HSBC Trade Bank. The new line replaced an existing asset-based line with Wells Fargo Business Credit and provides the Company up to $15,000,000 in additional working capital with more favorable terms.

Based on our cash balances, line of credit, expected capital expenditures, and forecasted working capital, management believes we have adequate cash resources to fund operations at their current levels for the foreseeable future. However, future cash forecasts are based on assumptions regarding the performance of a new manufacturing line, and further assumptions regarding working capital needs associated with increasing customer orders. To fund the Company’s anticipated growth it will be required to seek sources of additional working capital. Actual requirements may be materially different than our forecasts.

On October 31, 2005 the Company had debt falling due in 2006 of $2,545,000 and a further amount due of $5,000 all of which is repayable in 2007.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a.	Principles of Consolidation

The consolidated financial statements include the financial statements of International DisplayWorks, Inc., and all of the following wholly-owned subsidiaries:
•	International DisplayWorks (Hong Kong) Limited, (a Hong Kong company);

•	IDW Technology (Shenzhen) Co., Ltd., (a PRC company);

•	MULCD Microelectronics (Shenzhen) Co., Ltd (a PRC company) – merged with IDW Technology (Shenzhen) Co., Ltd. in June 2005;

•	International DisplayWorks Ltd., (a BVI company); and

•	IDW (Beijing) Co., Ltd., (a PRC company) since acquisition on April 9, 2005.

All significant intercompany accounts and transactions have been eliminated on consolidation.

b.	Fiscal Year

The Company operates on a fiscal year which ends on October 31.

c.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity three months or less from date of purchase to be cash equivalents. At October 31, 2005 there was approximately $383,000 in cash as a restricted pledged to the bank as a security deposit under Section 113 of the PRC customs law. There was no such restricted cash as of October 31, 2004. At October 31, 2005 and 2004, $5,119,000 and $3,965,000, respectively, of the Company’s cash was held in foreign banks.

d.	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, notes payable, lines of credit and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amount of the mortgage debt also approximates fair value due to the short-term maturity of the note. Because the exchange rate of the RMB is no longer pegged to the United States Dollar, movements in the RMB could affect these carrying values.

e.	Accounts Receivable, net

To establish our allowance for doubtful accounts, we perform credit evaluations of our customers’ financial condition, along with analyzing past experience, and make provisions for doubtful accounts based on the outcome of our credit valuations and analysis. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections, and the age of past due receivables. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances and, consequently, the provision for doubtful accounts, to change. Allowance for doubtful accounts was $36,000 and $101,000 as of October 31, 2005 and 2004, respectively.

f.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using either weighted average-cost or standard cost basis. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead. Provisions are made for obsolete or slow-moving inventory based on management estimates. Inventories are written down based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects.

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

Depreciation rates computed using the straight-line method is as follows:

Land and Buildings	30 years
Machinery	10 years
Furniture, fixtures, and equipment	5 years
Computer equipment and software	3 years
h.	Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that was applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and portions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results for Operations.” The statement requires a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. The statement also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. On November 1, 2002, the Company adopted SFAS No. 144. The adoption of SFAS No. 144 did not have any significant impact on the financial position and results of operations of the Company.

i.	Warranty Costs

The Company warrants its products against defects for ten days after delivery to customers. As the Company manufactures custom products to customer specifications and has not experienced significant returns, the Company does not anticipate it will incur a material amount of warranty expense and therefore no provision has been made.

j.	Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and are included in selling, marketing and customer service expenses. Advertising expenses were approximately $84,000, $70,000 and $44,000 for the periods ending October 31, 2005, 2004 and 2003, respectively.

k.	Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements.” SAB No. 104 requires that revenue be recognized when all of the following conditions are met:
•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	Price to the customer is fixed or determinable, and

•	Collectability is reasonably assured.
Our standard terms provide that shipments are FOB from our manufacturing facility, and title and risk of loss shift to the customer upon shipment, and there are no continuing services other than delivery. Accordingly, we recognize revenue from the sale of our products when the products are shipped from our factory. For certain customers the Company maintains Supplier Managed Inventory (“SMI”). For these customers revenue is recognized when the customer draws product from the storage hubs. For one customer the Company uses ocean shipping to deliver product. Because of the length of time at sea the Company recognizes this revenue when the product is delivered to the customer’s freight forwarder at the port of entry. Sales revenue is recorded net of discounts, rebates and prompt pay discounts. Returns and adjustments are booked as soon as they have been assessed for validity. The Company does not provide an allowance for returns at shipment because we make custom product which are customer specific, and no returns are allowed. The Company warrants its product for replacement only in the event of defects, and customers are required to notify us within 10 days of product receipt if there is a defect. Historically, the Company has not experienced significant defects, and replacements for defects are not material. The Company does not offer discounts, and in limited circumstances rebates are offered on tooling expense after certain revenue thresholds are met. Those minimal rebates, if any, are not material and infrequent.

l.	Shipping and Handling Costs

Shipping and handling costs are expensed to cost of sales for material purchases and delivery for finished products. During the periods ended October 31, 2005, 2004 and 2003, shipping and handling costs expensed to cost of sales were $2,329,000, $1,234,000 and $535,000, respectively.

m.	Income Taxes

Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At October 31, 2005, we had approximately $14.1 million of net operating loss carry forward available for use resulting in approximately $4.6 million of deferred tax assets. We have provided a valuation allowance of 94% of the $4.6 million based on management’s estimation that these net operating losses are unlikely to be realized in the foreseeable future.

n.	Stock Options and Warrants

SFAS No. 123, “Accounting for Stock-Based Compensation,” allows companies which have stock-based compensation arrangements with employees to adopt a new fair value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but with additional financial statement disclosure. The Company continues to account for stock-based compensation arrangements under APB Opinion No. 25. See also the adoption of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” at note 3(s).

In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. We will be required to comply with the provisions of SFAS No. 123R as of November 1, 2005, the beginning of our next fiscal year. We currently do not record compensation expense related to our stock-based employee compensation plans in our financial statements. We currently make a pro-forma disclosure of the expense related to our stock-based compensation plans (See footnote No. 3(s) to the financial statements). The effect of adoption will be the expensing of the fair value of options granted beginning November 1, 2005.

o.	Product Development Costs

Expenditures associated with the development of new products and improvements to existing products are expensed as incurred. Product development costs were approximately $94,000, $69,000 and $13,000 for the periods ended October 31, 2005, 2004 and 2003, respectively.

p.	Net Earnings (Loss) per Share

Basic net earnings per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Weighted-average numbers of shares outstanding at October 31, 2005 were 31,388,406 basic and 32,710,238 diluted. Diluted shares include common stock shares outstanding of 31,388,406, 1,040,166 common stock options exercisable at October 31, 2005 and 281,666 common stock warrants exercisable at October 31, 2005. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the period ended October 31, 2003 the weighted-average number of common shares outstanding excludes common stock equivalents of 3,936,481.

q.	Foreign Currency

All transactions in currencies other than functional currencies during the year are translated at the exchange rates prevailing on the respective transaction dates. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than functional currencies are translated at the exchange rates existing on that date. Exchange differences are recorded in the consolidated statement of operations. For the periods ended October 31, 2005, 2004 and 2003, the exchange differences resulted in expenses of $9,000, $116,000 and $67,000, respectively.

The Company and its subsidiaries have adopted the U.S. dollar, Hong Kong dollar and the PRC Renminbi as their functional currencies. The financial statements of all subsidiaries with functional currencies other than the U.S. dollar are translated in accordance with SFAS No. 52, “Foreign Currency Translation.” All assets and liabilities are translated at the rates of exchange ruling at the balance sheet date and all income and expense items are translated at the average rates of exchange over the year. All exchange differences arising from the translation of subsidiaries’ financial statements are recorded as a component of comprehensive income.

The exchange rate between the Hong Kong dollar and the U.S. dollar has been pegged (HK$7.80 to US$1.00) since October 1983. The exchange rate between the Renminbi and the U.S. dollar is based on the prevailing market rate, which was approximately Renminbi 8.1 to US$1.00 at October 31, 2005 and Renminbi 8.3 to US$1.00 at October 31, 2004 and 2003.

r.	Segment Reporting

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

s.	New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002 (November 1, 2003 for the Company). The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002 (October 31, 2003 for the Company). Upon adoption of SFAS No. 148, there was no impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. The Company will be required to comply with the provisions of SFAS No. 123R as of November 1, 2005. The Company currently does not record compensation expense related to its stock-based employee compensation plans in its financial statements.

At October 31, 2005, the Company has four stock-based employee compensation plans, as more fully described in note 11(b). The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Stock-based employee compensation costs are not reflected in net income when options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. During the periods ending October 31, 2005, 2004 and 2003, the Company recorded no compensation expense related to its stock-based employee compensation plans.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Years Ended October 31,
	2005	2004	2003

Net income (loss) as reported	$3,767	$1,074	$(808)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards.	(807)	(181)	(65)

Pro-forma net income (loss)	$2,960	$893	$(873)

Earnings per share:
Basic — as reported	$0.12	$0.04	$(0.04)

Basic — pro-forma	$0.09	$0.03	$(0.04)

Diluted — as reported	$0.12	$0.04	$(0.04)

Diluted — pro-forma	$0.09	$0.03	$(0.04)

The Company has computed the value of all options granted during the periods ending October 31, 2005, 2004 and 2003 using the Black-Scholes option-pricing model and the following weighted average assumptions for grants for the periods ended:

	October	October 31,	October
	31, 2005	2004	31, 2003
Risk-free interest rate	3.6%	3.7%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (years)	5	5	5
Expected volatility	66.5%	100.7%	92.4%
Using the Black-Scholes methodology, the total value of options granted during the periods ending October 31, 2005, 2004 and 2003 was $3,836,015, $1,033,515 and $90,955, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value per share of options granted during the periods ending October 31, 2005, 2004 and 2003 was $7.85, $0.75 and $0.29, respectively.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 123 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) The American Jobs Creation Act of 2004 (“AJCA”) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the AJCA) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP FAS 109-2 was effective upon its issuance. The adoption of FSP FAS 109-2 is not expected to have a material impact on our financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial statements.

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

2.	Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004, November 1, 2004. While not required, the

Company could elect to adopt FIN 46 or FIN 46-R for these non-SPEs as of the end of the first interim or annual reporting period ending after December 15, 2003. Management does not believe that the adoption of this provision will have a material effect on the Company’s financial position, results of operations or cash flows.

3.	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The Company is required to apply the provisions of FIN 46 unless management elects to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If the Company does not elect to early adopt FIN 46-R, then the Company is required to apply FIN 46-R to these entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The Company has not entered into any material joint venture or partnership agreements subsequent to January 31, 2003 and the Company has not expect to enter into any such material agreements during the first interim period ended January 31, 2004. If the Company enters into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on the Company’s future consolidated financial statements.
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

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company’s fourth quarter of 2003. The adoption of SFAS No. 150 has not had a material impact on the Company’s financial position, results of operations, or cash flows.

t.	Reclassifications
     Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current year presentation.
u.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, fixed assets, income taxes, and any contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
4.	INVENTORIES

Inventories consisted of the following at October 31 (in thousands):

	2005	2004
Finished goods	$1,220	917
Work-in-progress	2,156	1,820
Raw materials	5,369	3,510
Less: reserve for obsolete inventory	(229)	(467)

	$8,516	$5,780

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at October 31 (in thousands):

	2005	2004
Prepaid expenses	$622	$259
Advances to suppliers	811	447
PRC VAT recoverable	43	145
Other	463	309

	$1,939	$1,160

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at October 31 (in thousands):

	2005	2004
Land and buildings	$4,356	$1,185
Furniture, fixtures and equipment	3,072	2,503
Machinery	21,883	14,476
Leasehold improvements	4,967	410
Construction in progress	113	1,857

	34,391	20,431
Less accumulated depreciation	(7,360)	(4,013)

	$27,031	$16,418

Depreciation expense totaled $2,497,000, $910,000 and $811,000 for the periods ended October 31, 2005, 2004 and 2003, respectively.

As of October 31, 2004, the Company had purchased $8.7 million of machinery related to its new color line which had been delivered but not placed into service as of year end.

As of October 31, 2005, the Company had outstanding purchase commitments of $576,465 for capital equipment.

As of October 31, 2005, the Company has capital leases for software and maintenance equipment in the amount of $70,000 and $11,000, respectively. As of October 31, 2005, the Company has capital lease assets for software and maintenance equipment with net book value in the amount of $177,397. The accumulated amortization related to these capital leases are $14,988 and $1,688 for October 31, 2005 and 2004 respectively.

7.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at October 31 (in thousands):

	2005	2004
Accrued payroll and related liabilities	$1,599	$1,335
Accrued staff expenses	168	190
Accrued inventory purchases	410	27
Accrued royalties	—	38
Accrued PRC government management fees	112	72
Accrued asset acquisition costs for new LCD line equipment and construction retention	422	1,560
Accrued utilities	277	—
Other accrued liabilities	938	366

Total accrued liabilities	$3,926	$3,588

8.	LONG-TERM DEBT

Loans and notes payable consisted of the following at October 31 (in thousands, except interest payments):

	October 31,	October 31,
	2005	2004
Mortgage loan, at a variable yearly interest rate that ranges from 7.9% to 8.3% to be repaid in three annual installments, collateralized by the three factory buildings in Shenzhen, PRC. There are two equal additional installments due in June 2004 and June 2005.	—	403

Mortgage loan, at yearly interest rate of 6.138%, due on April 30, 2006, collateralized by the factory building in Beijing, PRC.	2,469	—
Capitalized Lease, term twenty four months, payable in eight quarterly installments of $23,260 beginning October 1, 2004	70	163
Capitalized Lease, term 36 months, payable in 36 installments, interest rate 8.01%, collateralized by maintenance equipment located in Beijing , PRC	11	—

	2,550	566

Less: current portion	(2,545)	(496)

	$5	$70

Maturities of long-term debt, all of which are with third parties, are as follows:

Year Ending
October 31,	Total
2006	$2,545
2007	5

$2,550

In June of 2001 and as amended in June 2002, the Company, through its wholly owned subsidiary, IDWT, entered into a mortgage on the three buildings located at its manufacturing facility in Shenzhen, PRC. The amount borrowed was RMB 10,000,000, approximately $1,200,000 at prevailing exchange rates, for three years at a variable interest rate that ranged from 7.9% to 8.3% during the year, scheduled to be repaid in three annual installments, the first due in June 2003. Having made the final installment on this mortgage in June 2005, at October 31, 2005 mortgage was paid in full.

In April of 2005, the Company, through its wholly owned subsidiary, IDW Beijing, entered into a mortgage on its factory building located in Beijing, PRC. The amount borrowed was RMB 20,000,000, approximately $2,469,000 at prevailing exchange rates for one year at an interest rate of 6.138%, scheduled to be repaid in April 2006.

9.	LINES OF CREDIT

On March 30, 2005, as subsequently amended, the Company entered into a $20,000,000 line of credit collateralized by IDW’s accounts receivable, inventory, equipment, and intangibles. The agreement was for twelve months at an interest rate of 0.5% above the “prime rate” or LIBOR plus 3.00% (7.25% at October 31, 2005). The agreement contains certain ratio and net income covenants. At October 31, 2005 the company was out of compliance with these covenants. The Company has obtained a waiver from its bank for all the covenant compliance issues. As of October 31, 2005 the Company had approximately $12,953,000 currently due on the facility and had available approximately $7,047,000 for use under this facility, subject to the terms of the agreement. This line replaced the Company’s previously existing lines. Subsequent to year end on December 22, 2005 the Company signed an amendment to the credit agreement dated March 30, 2005 to amend the covenants to the agreement to provide more flexibility.

10.	COMMITMENTS AND CONTINGENCIES
a.	Lease Obligations

The Company leases premises under various operating leases. The Company is currently obligated under the following significant operating leases:
i.	In November, 2004 the Company entered into a 63 month lease for office space in Roseville, California. The lease commences on May 1, 2005 and expires on July 31, 2010 with two three-year extension options. The payment terms range from $10,800 per month to $12,000 per month over the term of the lease. There are Three free months rent occurring in the 7th 14th and 21st months.

ii.	In February 2005 the Company entered into a 1-year lease for office space in Hong Kong. The payment terms are $11,600 per year.

iii.	The Company has entered into a lease agreement for a workers’ dormitory in Shenzhen, PRC. The lease on the workers’ dormitory expires on May 1, 2020 and costs $239,000 per year. The expense recorded in fiscal years ended October 31, 2005 and 2004 was offset by rental income of $23,500 and $85,000, respectively.

iv.	The Company has entered into various lease agreements for individual employee quarters in Shenzhen, PRC. The lease terms of these quarters range from six to sixty months. The yearly lease payments range from $1,300 to $23,700. During the fiscal year ended October 31, 2004, the Company entered into nineteen of the aforementioned leases with terms of between two and twelve months and yearly lease payments of between $1,500 and $5,600.

v.	In November 2002 the Company entered into a one-year lease at an annual cost of $ 40,900 for housing accommodation for an officer of the Company. In August 2004 the lease term was extended to July 2005 and has now expired.

vi.	In July 2004 the Company entered into a ten-year lease agreement for additional factory and dormitory space in Shenzhen, PRC. The lease expires on August 31, 2014 and costs $289,300 per year. The lease has an option to renew for an additional ten years at the same terms and lease rate. The expense recorded in the fiscal year ended October 31, 2004 and 2004 was $285,100 and $47,000, respectively. The expense recorded in the fiscal year ended October 31, 2005 was offset by rental income of $13,400.

vii.	In July 2005 the Company entered into a five-year lease for office space in Scottsdale, Arizona. The lease commenced on September 1, 2005 and expires on August 31, 2010 with an early termination provision exercisable after thirty-six months. The payment terms are approximately $27,700 per year for the first three years and approximately $30,300 per year for the remaining two years.

viii.	Prior to our acquisition of Three-Five Systems (Beijing) in 2005, the Company found out that the land use permit for our Beijing facility previously obtained by Three-Five Systems (Beijing) from the local district government was improperly issued because the district government did not have authority to issue the permit. The permit needs to be issued by the Beijing government, not the district government, and the Company has requested that the Beijing government issue a proper permit. Despite our efforts, there have been delays in the Beijing Land Bureau due to implementation of recent land reform laws in China. The Company does not expect that these land permit issues will negatively impact our operations. Subsequent to year end, the Company accepted an offer from the Beijing Land Bureau to settle the matter for RMB 170,136 (approximately US$21,000).
The following is a schedule of future minimum lease payments under non-cancelable operating leases as of October 31, 2005 (in thousands):

	Minimum Lease	Sublease	Net Lease
	Commitments	Income	Commitments

2006	806	(10)	796
2007	770	—	770
2008	706	—	706
2009	700	—	700
2010	661	—	661
Thereafter	3,379	—	3,379

	$7,022	(10)	7,012

For the periods ended October 31, 2005, 2004 and 2003, rental expense was $809,000, $515,000 and $365,000, respectively.

b.	Legal Matters

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
11.	STOCKHOLDERS’ EQUITY
a.	Issuance of Common Stock

In November 2004 the Company issued 2,500 shares of the Company’s common stock to a consultant as total compensation for services rendered to the Company’s procurement department. The issuance of the shares was recorded on the Company’s books as an expense. The shares were issued at a value of $5.45 per share, fair market value on the date of the agreement.

In January 2005 the Company issued 51,948 shares of the Company’s common stock in accordance with the employment agreement of the Company’s Chairman and CEO as a signing bonus at a share price of $3.85, the fair market value as of the date of the agreement. The expense related to the issuance of these shares was accrued on the Company’s books in the fiscal year ended October 31, 2004.

During the fiscal year ended October 31, 2005, the Company issued 542,298 shares of the Company’s common stock as a result of warrant exercises. The shares were issued at exercise prices ranging from $0.16 to $1.75 per share. 419,298 shares of the securities issued by exercise of warrants were registered under Form S-1 with the Securities and Exchange Commission on February 18, 2004. The remaining 123,000 shares were not registered under the Securities Act of 1933, as amended, and therefore fall under the restrictions of Rule 144 of The Securities Act of 1933, as amended.

The following is a summary of the status of all of the Company’s warrants issued as of October 31, 2005, 2004 and 2003 and changes during the periods ended on those dates:

		Weighted Average
	Number Of Shares	Exercise Price
Warrants outstanding at October 31, 2002	1,234,861	$0.73
Granted	458,437	0.25
Exercised	—	—
Cancelled	—	—

Warrants outstanding at October 31, 2003	1,693,298	$0.60

Granted	206,666	2.28
Exercised	(1,051,760)	0.58
Cancelled	(19,240)	1.24
Warrants outstanding at October 31, 2004	828,964	$1.02

Granted	—
Exercised	(542,298)	0.61
Cancelled	(5,000)	0.75
Warrants Outstanding October 31, 2005	281,666	$1.82
October 31, 2005	281,666	$1.82

October 31, 2004	828,964	$1.02

October 31, 2003	1,693,298	$0.60

b.	Stock Option Plans

The Company maintains the 1990 Employee Equity Incentive Plan for selected executives, employees and directors. The Plan permitted the granting of options for terms not to exceed ten years from the date of grant. The options generally vest ratably over a four-year period and are exercisable subject to terms established in the plan document. The exercise price of the options granted under the Plan must be equal to or greater than the fair market value of the shares on the date of grant for incentive stock options and not less than 85 percent of the fair market value for nonqualified stock options. The exercise price of the options granted by the Company has generally been equal to or greater than fair market value at the date of grant. There were 352,500 options exercised for the year ended October 31, 2005, 8,166 options cancelled in the plan in the year ended October 31, 2004 and 25,000 options cancelled in the plan in the year ended October 31, 2003. This Plan has now expired and no new options are available for grant.

In September 2000, the Company established the 2000 Employee Equity Incentive Plan for certain key employees of the Company. The Plan also permits the granting of stock options, restricted stock awards, stock appreciation rights, stock units and other stock grants to certain persons with a relationship with the Company, including agents, consultants, advisors, independent contractors, sales representatives, distributors, principals and retail distribution outlets for the Company’s products. The Plan provides for up to 1,632,800 shares of stock that are authorized for issuance. The price of each share of stock covered by an option shall not be less than 100% of the fair value of the Company’s common stock on the date of grant. Each option certificate shall have an exercise period of six months to ten years. There were 254,800 options granted, 387,000 options exercised and 26,500 options cancelled during the year ended October 31, 2005; 375,000 options granted, 238,375 options exercised and 19,131 options cancelled during the year ended October 31, 2004; and 536,006 options granted and 205,000 options cancelled during the year ended October 31, 2003.

In October 1999, the Company established the 1999 Stock Option Plan for Non-Employee Directors. This Plan provides for the issuance of up to 300,000 shares of the Company’s common stock to existing Directors and, in the case of extra services or duties, past directors. Unless otherwise provided in the option grant, the options vest over the year following the date of grant and expire after the later of five years after the date of grant or five years after termination as a Director. During the year ended October 31, 2005 there were 59,000 options exercised; during the year ended October 31, 2004 there were 165,000 options exercised and 11,432 cancelled; and during the year ended October 31, 2003 there were 6,000 options granted under the plan.

In March 2005, the Company established the 2005 Equity Incentive Plan. The purpose of this Plan is to provide incentives to attract retain and motivate Eligible Persons whose present and potential contributions are important to the success of Company, or a Subsidiary of Company, by offering them an opportunity to participate in Company’s future performance through awards of Options, Restricted Stock, Stock Appreciation Rights, and Stock Bonuses. The plan is an Evergreen plan. During the year ended October 31, 2005, 601,000 options were awarded under the plan. No options were exercised or cancelled.

From fiscal 1999 to 2004 the board had granted 1,235,000 options to various current and former directors at exercise prices ranging from $0.50 to $3.85 that are not part of compensation plans. No compensation expense was recorded for these options for the periods ended October 31, 2005, 2004, and 2003. During the year ended October 31, 2005, 3,000 of these options were exercised.

The following is a summary of the status of all of the Company’s stock option plans as of October 31, 2005, 2004 and 2003 and changes during the periods ended on those dates:

		Weighted
	Number	Average
	Of Shares	Exercise Price
Options outstanding at October 31, 2002	1,654,848	$1.00

Granted	542,006	0.26
Exercised	—	—
Cancelled	(242,250)	0.70

Options outstanding at October 31, 2003	1,954,604	$0.78

Granted	1,375,000	3.97
Exercised	(635,375)	0.46
Cancelled	(38,729)	2.04
Options outstanding at October 31, 2004	2,655,500	2.57

Granted	855,800	7.85
Exercised	(801,500)	1.58
Cancelled	(26,500)	4.92
Options outstanding October 31, 2005	2,683,300	$4.52

Options exercisable at :
October 31, 2005	1,040,166	$2.86

October 31, 2004	1,034,501	$1.70

October 31, 2003	1,157,098	$1.18

During the fiscal year ended October 31, 2005, the Company issued 801,500 shares as a result of stock options exercised. The shares were issued at exercise prices ranging from $0.15 to $5.45. The shares were issued under the Company’s stock option plans.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2005:

	Number of	Weighted	Weighted	Number of	Weighted
	shares	average	average	shares	average
	outstanding at	remaining	exercise	exercisable at	exercise
Range of	October 31,	contractual life	price per	October 31,	price per
exercise price	2005	(years)	share	2005	share

$0.15-$0.25	12,000	2.12	$0.15	12,000	$0.15
$0.25-$0.35	378,250	2.69	$0.32	297,000	$0.31
$0.36-$0.55	110,750	1.08	$0.36	120,750	$0.41
$0.81-$1.20	20,000	0.11	$0.85	20,000	$0.85
$1.81-$2.70	69,000	3.26	$2.50	32,500	$2.50
$2.71-$4.00	1,025,000	5.76	$3.84	262,500	$3.85
$4.01-$6.00	267,500	3.92	$4.95	207,916	$4.94
$6.01-$8.00	340,000	4.50	$7.39	25,000	$6.01
$8.01-$10.00	460,800	4.29	$8.68	62,500	$8.65

	2,683,300	4.43	$4.52	1,040,166	$2.86

c.	Stock Warrants

The Company, from time-to-time has issued stock warrants as payment for fees, interest, and services rendered. For the periods ended October 31, 2005, 2004 and 2003, the Company had outstanding warrants to purchase 281,666, 828,964 and 1,693,298 shares of common stock, respectively. All warrants are exercisable at a weighted average price per share of $1.82, have a term of five years and are exercisable immediately or over the term of the related note if any. For the period ended October 31, 2005 no warrants were issued, 542,298 were exercised and 5,000 were cancelled. For the period ended October 31, 2004, 206,666 warrants were issued, 1,051,760 warrants were exercised and 19,240 warrants were cancelled. For the periods ended October 31, 2003, 458,437 warrants were issued, no warrants to purchase common stock were exercised and none lapsed.
12.	INCOME TAXES

Income before provision (benefit) for income taxes is attributable to the following geographic locations for the periods ended October 31 (in thousands):

	October 31, 2005	October 31, 2004
United States	$(1,060)	$(1,110)
Foreign	4,727	2,184

Income before provision (benefit) for income taxes	$3,667	$1,074

The income tax expense (benefit) consists of the following (in thousands):

	2005	2004
Current:
U.S. Federal	$54	—
State	18	—
Foreign	91	—

	163	—

Deferred:
Federal	(294)	—
State	(50)	—
Foreign	82	—

	(262)	—

Income tax expense (benefit)	$(99)	—

The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal and State, PRC and Hong Kong income tax rates to earnings before provision for income taxes for the periods ended October 31, 2005, 2004, 2003 are as follows (amounts in thousands):

	October 31,	October 31,	October 31,
	2005	2004	2003
Pre-tax profit (loss)	$3,667	$1,074	$(808)

Computed Federal income tax benefit at 34.0%	1,247	365	(275)

	October 31,	October 31,	October 31,
	2005	2004	2003
Computed state income tax benefit at 8.4%, net of federal income benefit	(63)	(65)	(47)
Effect of difference between Hong Kong and PRC tax rates and U.S. Federal and state tax rates	(827)	(341)	161
Alternative Minimum Tax	72	—	—
Other permanent differences	(266)	529	(234)
Change in valuation allowance	(262)	488	395

Income tax expense/(benefit)	$(99)	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at October 31, 2005 and 2004 are presented below (amounts in thousands):

	2005	2004
Deferred tax assets:
Net operating loss (NOL) carry forwards	$4,049	$3,996
Depreciation and amortization	167	(77)
Allowance for doubtful accounts receivable	—	—
Inventory obsolescence	—	2
Accrued expenses	352	302

Total gross deferred tax assets	4,568	4,223

Less valuation allowance	(4,306)	(4,223)

Net deferred tax asset	$262	$—

SFAS 109 provides for the recognition of deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. During the fourth quarter of FYE 2005, the company reversed the valuation allowance related to certain deferred tax assets and as a result recognized an net income tax benefit of $262,000.

As of October 31, 2005, the Company had an estimated federal and California net operating loss carryovers of approximately $8,191,066 and $6,565,290 respectively. If unutilized the federal loss carryovers will start expiring in 2020 and the California losses will start expiring in 2012. The Company believes that some of these net operating losses may be subject to limitations resulting from ownership changes.

PRC Taxation:

The fiscal tax year end of the PRC subsidiaries is December 31. The tax rate for both companies is 15%. On May 30, 2005, MULCD is merged into IDWT with IDWT as the surviving entity. The consolidated loss carry forward for these two entities as of

December 31, 2005 is $2.3 million. IDW Beijing had loss carryovers of approximately $3.6 million as of October 31, 2005

Hong Kong Taxation:

As of October 31, 2005, IDW Hong Kong has utilized its entire loss carryover which was its only deferred tax asset. Moreover, IDW Hong Kong is in a net deferred tax liability position as of October 31, 2005.

13.	RETIREMENT PLANS

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

14.	RELATED PARTY TRANSACTIONS

During the fiscal year ended October 31, 2005, the Company entered into a consulting agreement with Steve Kircher, the Company’s former CEO and Chairman, who as of October 31, 2005, was the Company’s largest shareholder. The agreement provided Mr. Kircher consulting fees of $150,000 for the period November 1, 2004 through October 31, 2005. Services provided by Mr. Kircher include advice to the Company related to capital markets and China expertise. This agreement was renewed for fiscal year 2005 for $75,000.

15.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company produces displays or display modules for end products of OEMs manufacturers and hence operates in one segment. However, the Company has four major geographic territories where it sells and distributes essentially the same products. The geographic territories are the United States, China (including Hong Kong), Asia (excluding Hong Kong and China), and Europe. The following represents geographical data for continuing operations (in thousands).

Revenues (In thousands)	Fiscal Year Ended October 31
	2005	2004	2003

United States	$29,484	$19,472	$10,693
China (including Hong Kong)	13,456	8,440	4,916
Asia (excluding Hong Kong and China)	33,397	10,152	4,538
Europe	8,592	7,051	1,690
Other	3,349	1,119	878

	$88,278	$46,234	$22,715

“Long-lived Assets”	2005	2004

United States	$110	$112
China (including Hong Kong)	26,921	16,306
Asia (excluding Hong Kong and China)	—	—
Europe	—	—
Other	—	—

	$27,031	$16,418

Major Customers

Sales to one customer for the periods ended October 31, 2005, 2004 and 2003, accounted for approximately 8%, 16% and 29%, respectively of total sales. This customer represented 3%, 3% and 5% of the Company’s accounts receivable at October 31, 2005, 2004 and 2003, respectively. Customers representing over 10% of net sales were Creative Technologies Ltd., Flextronics International Ltd. and Honeywell International, Inc. These three customers represented 18%, 15% and 11% of our net sales and 6%, 17%, and 18% of our accounts receivable for the fiscal year ended October 31, 2005.

16.	ACQUISITION OF THREE-FIVE SYSTEMS (BEIJING) CO., LTD.

On April 8, 2005 the Company, through its wholly owned subsidiary International DisplayWorks (Hong Kong) Ltd, acquired 100% of the outstanding shares of Three-Five Systems (Beijing) located in Beijing, PRC where it has a long-term land lease and owns the building in which it assembles thin film transistor (“TFT”) and super-twist nematic (“STN”) displays. The acquisition provides the Company with increased capacity, a faster qualification to market with TFT products due to the fact that the factory is already qualified with certain customers an increase to the Company’s customer base. The acquisition, which was accounted for by the purchase method of accounting, consisted of an $8 million cash payment, a $0.3 million of expenses, the assumption of $2.4 million in debt and an earn-out provision based on specific revenue targets. Management believes that the specific revenue targets will not be met, therefore there has been no provision for the earn-out made in the financial statements for the period ended October 31, 2005. As part of the acquisition the Company recorded a $2 million value for inventory acquired. Under the terms of the agreement the Company may use up to $2 million of the inventory on hand, valued at market prices. Existing inventory used in excess of the $2 million will be purchased from Three-Five (Beijing) at current market value. The Company is under no obligation to purchase inventory in excess of the recorded $2 million. At October 31, 2005 the Company had consumed $2.3 million of the inventory on hand at acquisition valued at market prices and has accrued a liability for the $0.3 million in excess of the $2 million acquired at acquisition.

The following table summarizes the fair values of the assets acquired. The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of assets acquired. Management has used their best estimates to determine that the book value of the assets acquired as recorded on the books and records of Three-Five (Beijing) is fairly stated. There has not been an independent valuation of the value of these assets. The excess of fair value of the acquired assets over cost was accounted for by a write-down on pro-rata bases of the long-lived assets that were purchased. The Company paid the purchase price from its existing credit facility with Wells Fargo HSBC Trade Bank N.A. and cash generated from operations.

Current Assets

Inventories	$2,000
Net due from Three-Five (Beijing)	432
Prepaid expenses and other current assets	1,086

Total current assets	3,518

Non-current assets
Property, plant and equipment, at cost	9,535
Less: Excess of fair value of acquired assets over cost	(2,341)

7,194

Current Liabilities
Mortgage payable and capitalized lease payable	(2,430)

Total current liabilities	(2,430)

Total assets acquired	$8,282

The unaudited pro-forma combined statements of operations for the twelve-month period ended October 31, 2005 includes the results of operations (November 1, 2004 through April 8, 2005) of Three-Five Systems (Beijing) and the results of operations (November 1, 2004 through October 31, 2005) of International DisplayWorks, Inc. and its subsidiaries. International DisplayWorks, Inc. began consolidating Three-Five Systems (Beijing) in its consolidated financial statements from April 9, 2005.

The unaudited pro-forma combined statement of operations for the twelve-month period ended October 31, 2004 includes the profit and loss statement of Three-Five Systems (Beijing) for the twelve months ended December 31, 2004 and the statement of operations of International DisplayWorks, Inc. and its subsidiaries for the fiscal year ended October 31, 2004.

In both presentations, the pro-forma revenues, net income (loss), and per share data include eliminations representing the intercompany sales and royalty payments that Three-Five Systems (Beijing) made to its parent, Three-Five Systems, Inc., and its subsidiaries which were not acquired in this transaction. International DisplayWorks, Inc. does not plan to sell to these entities and will not be liable for royalty payments to them in the future.

	Year Ended October 31
	2005	2004
	(unaudited)	(unaudited)
Proforma revenues	$96,742	$61,762
Proforma income (loss)	$2,579	$(1,528)
Earnings (loss) per share — basic — proforma	$0.08	$(0.06)
Earnings (loss) per share — diluted — proforma	$0.08	$(0.06)

The proforma information should be read in conjunction with the related historical information. The information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of future results or financial position of the combined enterprise. The unaudited proforma combined condensed financial information does not reflect any adjustments to conform accounting practices or to reflect any cost savings or other synergies anticipated as a result of the acquisition.

17.	QUARTERLY CONSOLIDATED FINANCIAL DATA (UN-AUDITED)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years ended October 31, 2005, 2004 and 2003 are set forth in the following table:

				Diluted	Basic
			Net	Earnings	Earnings
			Earnings	(Loss) Per	(Loss) Per
	Sales	Gross Profit	(Loss)	Share	Share
2005
First Quarter	18,086	3,643	1,015	$0.03	$0.03
Second Quarter	22,637	4,120	1,473	0.05	0.05
Third Quarter	23,600	4,137	984	0.03	0.03
Fourth Quarter	23,955	3,760	295	0.01	0.01

Total	88,278	15,660	3,767	$0.12	$0.12

2004
First Quarter	$9,766	$2,378	$621	$0.03	$0.02
Second Quarter	10,589	2,168	(449)	(0.02)	(0.02)
Third Quarter	11,620	2,434	370	0.01	0.01
Fourth Quarter	14,259	3,131	532	0.02	0.02

Total	$46,234	$10,111	$1,074	$0.04	$0.04

2003
First Quarter	$5,084	$1,455	$24	$—	$—
Second Quarter	4,667	910	(628)	(0.03)	(0.03)
Third Quarter	5,864	1,280	(314)	(0.02)	(0.02)
Fourth Quarter	7,100	1,470	110	0.01	0.01

Total	$22,715	$5,115	$(808)	$(0.04)	$(0.04)

SUPPLEMENTARY INFORMATION

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
For the Year Ended October 31, 2005, the Year Ended October 31, 2004
The Year Ended October 31, 2003

	Balance at	Charged to	Deductions		Balance
	beginning	costs and	(provisions		at End
Description	of Period	Expenses	write-offs)		of Period
October 31, 2003
Allowance for doubtful accounts	$341	$6	$(307)		$40
Allowance for obsolete inventory	$369	$142	—		$511
Deferred tax asset	$3,307	$397	$—		$3,704

October 31, 2004
Allowance for doubtful accounts	$40	$82	$(21)		$101
Allowance for obsolete inventory	$511	$24	$(68)		$467
Deferred tax asset	$3,704	$519	$—		$4,223

October 31, 2005
Allowance for doubtful accounts	$101	$3	$(68)		$36
Allowance for obsolete inventory	$467	—	$(238)		$229
Deferred tax asset	$4,223	$345	$(262	)(a)	$4,306
(a) reversal of valuation allowance

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
     Our management, with the participation and under the supervision of our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal year covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management timely, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations. During the year ended October 31, 2005, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
     Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.
     Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Thus, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of October 31, 2005. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management reviewed the results of its assessment with the Audit Committee and the Board of Directors of the Company.
     Based upon its assessment and those criteria set forth in COSO, management believes that we maintained effective internal control over financial reporting as of October 31, 2005.
     Our registered public accounting firm, Grant Thornton, has issued an attestation report on management’s assessment of our internal control over financial reporting and their report has been included herein. Their report on our consolidated financial statements appears in Form 10K, Part II, Item 8, Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
International DisplayWorks, Inc.
We have audited management’s assessment, included in the accompanying Annual Report on Internal Control Over Financial Reporting, that International DisplayWorks, Inc. and subsidiaries maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). International DisplayWork’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that International DisplayWorks, Inc. and subsidiaries maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on COSO. Also in our opinion, International DisplayWorks, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International DisplayWorks, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2005 and our report dated December 23, 2005 expressed an unqualified opinion on those consolidated financial statements.
Hong Kong
December 23, 2005
/s/ Grant Thornton
Grant Thornton

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10 – DIRECTORS AND OFFICERS OF THE REGISTRANT
Directors
     Set forth below is information on the directors of the Company:

Director	Age
Thomas A. Lacey	47
Ronald A. Cohan	64
Mark A. Christensen	46
Glenn E. Neland	57
D. Paul Regan	59

(1)	Mr. Kircher resigned as Chairman on January 3, 2005 and Mr. Lacey was appointed as Chairman.

(2)	Mr. Genovese resigned as a director on September 6, 2005.

(3)	Mr. Nyman resigned as a director on December 13, 2005.
     Thomas A. Lacey, age 47, has been our Chief Executive Officer since September 2004 and Chairman since January 2005. Prior to joining the Company, Mr. Lacey served in a senior management position at Intel Corporation since 1995 and served in other capacities at Intel Corporation from 1991. From October 2003 to October 2004, Mr. Lacey was Vice President, Intel Communications Group, and General Manger, Flash Products Group. From August 1998 through October 2003, he served as Vice President Sales and Marketing and President Intel Americas, where he was responsible for all Intel revenues in North and South America, managing approximately 1,100 people under an estimated $120-million dollar budget. Prior to that, he served as Director for product marketing and business management for all of Asia from August 1997 through August of 1998. Mr. Lacey holds a Bachelor of Arts in Computer Science from the University of California, Berkeley, and a Masters in Business Administration from the Leavey School of Business, Santa Clara University.
     Ronald A. Cohan, age 64, has served as a director of our Company since October 2000. Since 1995, Mr. Cohan has served as a consultant to High Integrity Systems, Inc., a subsidiary of Equifax Inc. Prior to that, Mr. Cohan joined the San Francisco law firm of Pettit & Martin as an Associate in 1968 and was admitted as a Partner in 1972. He opened the Los Angeles office of Pettit & Martin in October of 1972 and was partner in charge until March of 1983. Mr. Cohan left Pettit & Martin in February of 1992 and became principal of his own law firm. Mr. Cohan has specialized in government procurement matters for various institutional clients such as Honeywell, 3M, Mitsui, Centex and Equifax. Mr. Cohan received a Bachelor of Arts degree from Occidental College in 1963 and a Juris Doctor degree from the School of Law (Boalt Hall), University of California, Berkeley.
     Mark A. Christensen, age 46, has been a director since January 2005. Mr. Christensen was the Intel Corp. Vice President and Director of Intel Capital’s Mobile and Communications Sectors from 2001 until February 2005 when he left to establish Global Capital Management, a consulting firm to high tech companies. Mr. Christensen is responsible for managing Intel Capital’s wired, wireless and optical networking equity investments and mergers and acquisition activities. From 1997 to 2001, Mr. Christensen served as Intel Vice President and Group General Manager — Network Communications Group. From 1995-1997, Mr. Christensen was the Intel Division General Manager – Network Products Division. Prior to that, Mr. Christensen served at Intel Corp. in various positions since 1982. He received a bachelor’s degree in Industrial Engineering from Oregon State University and a master’s degree in Business Administration from the University of Oregon.
     Glenn E. Neland, age 57, has been a director since December 2004. Mr. Neland serves as Senior Vice President, Worldwide Procurement and Global Customer Experience for Dell, Inc. In this role, he shares responsibility for all procurement activities and for managing the customer experience initiative on a worldwide basis. Prior to his current position, Mr. Neland, 55, served as Vice President of Worldwide Procurement Commodities where he was responsible for global supply chain optimization for all computer system commodities and sub-systems. During his tenure at Dell, Inc., Mr. Neland has also been responsible for notebook operations and portables procurement. Before joining Dell in 1997, Mr. Neland held various positions over a 19-year period at Texas Instruments, Inc. including general manager for Notebook Computers, Vice President and General Manager of Printing Systems as well as other operations and engineering positions. Mr. Neland earned a bachelor’s degree in electrical engineering from the University of Illinois.
     D. Paul Regan, age 59, has served as a director since December 2004. Mr. Regan currently serves as President and Chairman of Hemming Morse, Inc., CPAs, Litigation and Forensic Consultants and has been with Hemming Morse, Inc. since 1975. Mr. Regan provides forensic consulting services in litigation cases involving products and industries as diverse as mortgage banking, the steel and automotive industries, securities trading, highway and power plant construction, motion pictures, airline acquisitions and insurance. He serves on the Board of Directors of the California Society of Certified Public Accountants and is a member of numerous other professional organizations. Mr. Regan has been a Certified Public Accountant since 1970. He earned a bachelor of science in accounting from the University of San Francisco and a Master of Science degree from Golden Gate University in San Francisco.

Executive Officers
     Set forth below is information on the executive officers of the Company:

NAME	AGE	POSITION WITH THE COMPANY
Thomas A. Lacey(1)	47	Chairman and Chief Executive Officer
Jeffrey G. Winzeler	45	Chief Financial Officer
Alan M. Lefko	58	Vice President Finance and Corporate Secretary

(1)	For biographical information regarding Mr. Lacey, see Directors above.

     Jeffrey G. Winzeler, age 45, has served as our Chief Financial Officer since January 2005 and our Chief Operating Officer since December 2005. Previously he was the Controller for Intel Corporation since 1988. Most recently, Mr. Winzeler was the Controller for Intel’s ~$2 billion Flash Memory division. During his time with Intel, Mr. Winzeler served in the United States, Malaysia and Israel. Mr. Winzeler earned his Bachelor of Science in Finance from the University of Idaho.
     Alan M. Lefko, age 58, was promoted to our Vice President Finance in 2004. Previously, he was our Corporate Controller since July 2001. Mr. Lefko was appointed as the Corporate Secretary in 2004. Prior to our merger with Granite Bay Technologies, Inc., Mr. Lefko was the Chief Financial Officer of IDW from February 2000 to July 2001. From July 1999 to January 2000, Mr. Lefko was the Chief Financial Officer of The Original Bungee Company (“Bungee”) in Oxnard, California, a manufacturer and distributor of stretch cord and webbing products. Mr. Lefko was responsible for the reorganization of Bungee’s financing structure, establishment of an asset based lending program and implementation of cost accounting systems and controls. From 1989 to 1999, Mr. Lefko served as Chief Financial Officer and Controller of Micrologic, a manufacturer and distributor of Global Positioning Systems and Vikay America, Inc., a subsidiary of Vikay Industrial (Singapore) Limited, based in Chatsworth, California. Mr. Lefko has a BA degree in Business Administration and Accounting from California State University, Northridge, California.
     There are no family relationships between any of the directors or executive officers.
Key Employees
     Bradley J. Ferrell, age 29, joined our company as a financial analyst in 2000 after graduating from Southern Methodist University with a BS in Economics and a year working as an analyst in the technology sector of a brokerage company. After a year with our Company, he was appointed to the position of Production Coordinator with much of his time spent in Hong Kong and China. In 2002, he was appointed Domestic Sales Manager under our Vice President of Sales, an officer of the Society of Information Displays and worked closely with members of independent network of sales representatives. He then assisted the CEO with restructuring the sales and marketing function and was subsequently appointed Vice President of Sales and Marketing handling worldwide sales.
Audit Committee
     The Audit Committee of the Board of Directors makes recommendations regarding the retention of independent auditors, reviews the scope of the annual audit undertaken by our independent auditors and the progress and results of their work and reviews our financial statements, internal accounting and auditing procedures and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent auditors and determines whether they are compatible with maintaining the independent auditor’s independence. The Audit

Committee has a Charter, which is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The members of the Audit Committee in 2005 were Messrs. Ronald A. Cohan, Timothy B. Nyman and Mark A. Christensen and current members are Messrs. Ronald A. Cohan, Mark A. Christensen and D. Paul Regan.
Audit Committee Financial Expert
     The Board of Directors determined that Mr. Cohan is qualified as an Audit Committee Financial Expert. Mr. Cohan is independent as determined by the NASD listing standards.
Compliance with Section 16 of the Securities Exchange Act of 1934
     Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission (the “Commission”), directors and officers of the Company and persons who own more than 10% of the Company’s common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.
Code of Ethics
     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. A copy of our code of ethics can be found on our website at http://www.idwlcd.com/InvestorRelations/default.asp?OpenFile=CodeofConduct. The Company will report any amendment or wavier to the code of ethics on our website within five days.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Summary
     The following table summarizes all compensation earned by or paid to our Chief Executive Officer and our four highest paid officers and employees, whose total compensation exceeded $100,000 for services rendered in all capacities for the years ended October 31, 2005 and October 31, 2004 and October 31, 2003.

Summary Compensation Table

				Other		Securities
Name and		Salary	Bonus	Compensation		Underlying
Principal Position	Period	$	$	$		Options
Thomas A. Lacey,	2005	$300,000	$204,500	—		—
Chairman and Chief	2004	$18,269	$200,000	—		1,000,000
Executive Officer	2003	—	—	—		—

Jeffrey G. Winzeler ,	2005	$110,833	$61,334	—		100,000
Chief Financial Officer and	2004	—	—	—		—
Chief Operating Officer(1)	2003	—	—	—		—

Alan M. Lefko,	2005	$110,000	$12,000	$6,000	(2)	10,000
Vice President of Finance	2004	$105,000	$19,372	$6,000	(2)	—
	2003	$90,000	$3,001	$6,000	(2)	27,000

Philip D. Gregory,	2005	$111,539	—	$16,089	(3)
Vice President of	2004	$150,000	$37,500	$19,489	(3)	—
Manufacturing	2003	$150,000	—	$20,236	(3)	102,000

Bradley J. Ferrell,	2005	$135,000	$23,000	—		50,000
V.P. Sales and Marketing	2004	$116,667	$30,000	—		—
	2003	$80,000	$22,000	—		52,000

Footnotes:
(1)	Mr. Winzeler was hired as Chief Financial Officer on January 5, 2005.

(2)	Represents vehicle allowance.

(3)	Represents housing & subsistence allowance for the PRC. Mr. Gregory retired on June 30, 2005.
Option Grants in 2005
     The following table provides information relating to stock options granted by us during the year ended October 31, 2005.

Options/SAR Grants in Last Fiscal Year

		Percent of			Potential Realizable
	Number of	Total			Value at Assumed Annual
	Securities	Options			Rates of Stock Price
	Underlying	Granted to	Exercise		Appreciation
	Options	Employees	Price	Expiration	For Option Terms
Name	Granted	in Fiscal Year	Per Share	Date	5%	10%
Thomas A. Lacey	—	—	—	—	—	—

Jeffery G. Winzeler	100,000	11.7%	$7.85	01/05/2010	$1,001,881	$1,264,250

Alan M. Lefko	10,000	1.2%	$9.25	02/16/2010	$118,056	$148,972

Philip D. Gregory	—	—	—	—	—	—

Bradley J. Ferrell	25,000	5.8%	$0.33	08/26/2008	$10,529	$13,287
	25,000		$3.85	09/07/2009	$122,842	$155,012

     The exercise price of each option was equal to or more than the fair market value of our common stock on the date of the grant. Percentages shown under “Percent of Total Options Granted to Employees in the Last Fiscal Year” are based on an aggregate of 855,800 options granted to our employees under all Equity Incentive Plans during the year ended October 31, 2005.
     Potential realizable value is based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the five-year term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:
•	Multiplying the number of shares of common stock subject to a given option by the exercise price;

•	Assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire five-year term of the option; and

•	Subtracting from that result the aggregate option exercise price.
Fiscal Year End Option Values
     The following table sets forth for each of our executive officers named in the Summary Compensation Table the number and value of exercisable and un-exercisable options for the year ended October 31, 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and
FY-End Option/SAR Values

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unsecured		In-The-Money Options
	on	Value	Options at October 31, 2005		at October 31, 2005
Name	Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas A. Lacey	—	—	250,000	750,000	$1,472,500	$4,175,500

Jeffery G. Winzeler	—	—	—	100,000	—	—

Alan M. Lefko	50,000	$434,000	25,000	10,000	$147,250	—

Philip Gregory	60,000	$520,800	117,000	25,000	$689,130	$147,250

Bradley J. Ferrell	43,375	$389,459	43,125	12,500	$254,006	$73,625
Compensation of Directors
     During the fiscal year ended October 31, 2005, all non-employee directors were granted options to purchase 5,000 shares at $6.01 per share and were compensated $1,000 per month for each month the served as a director. During the fiscal year ended October 31, 2004, non-employee directors were granted 15,000 shares of common stock valued at $0.85, the fair market value at the date of grant, and options to purchase 15,000 shares at $4.93 per share and in addition, the audit committee chairman was granted an additional 10,000 shares of common stock valued at $0.85, the fair market value at the date of grant, and options to purchase 10,000 shares of common stock at $4.93. During the fiscal year ended October 31, 2003, non-employee directors were granted options to purchase 2,000 shares of common stock at $0.15. In January 2000 and December 2000, non-employee directors were granted options to purchase 25,000 shares at $0.78 per share and options to purchase 10,000 shares at $0.85 per share, respectively. All directors are reimbursed expenses incurred for attending board and committee meetings.
     On December 9, 2004, Mr. Neland and Mr. Regan were each granted options to purchase 20,000 shares at $8.50 per share. On January 24, 2005, Mr. Christensen was granted options to purchase 20,000 shares at $8.95 per share.
Employment Agreements
     On September 7, 2004, we entered into an employment agreement with Thomas A. Lacey, our Chief Executive Officer. Mr. Lacey will serve at the will of the Board of Directors. Under the agreement, Mr. Lacey will receive annual compensation of $300,000 and was granted a signing bonus of 51,948 shares of its common stock. Mr. Lacey was granted options to purchase 1,000,000 shares of the Company’s common stock at $3.85 per share vesting 25% annually beginning October 15, 2005 expiring on October 15, 2011. The agreement provides Mr. Lacey with four weeks of vacation per year. Under the agreement, our compensation committee will establish an incentive program with measurable goals and performance measures through which the Chief Executive Officer can earn up to an additional $300,000 annually.

Executive Officer Incentive Plan
     Subsequent to the fiscal year ending October 31, 2005, the Compensation Committee approved an Executive Officer Incentive Plan (EOIP) in which our executive officers participate. The EOIP is both a cash-based and equity plan that makes awards of cash bonuses and incentive equity awards based on a formula used to weight and calculate the amount of compensation and equity awards that may be earned during the course of each fiscal year.
Aggregated Option Exercises in Last Fiscal Year and Ten-Year Options/SAR Re-pricings
     There was no re-pricing of options for the fiscal year ended October 31, 2005.
Compensation Committee Interlocks and Insider Participation
     Messrs. Ronald Cohan, Mark Christensen and Glenn Neland serve on the Compensation Committee. There are no compensation committee interlocks or insider participation on our compensation committee.
Compensation Committee Report on Executive Compensation
     The executive compensation policies and programs developed by the Company are designed to retain and motivate executive officers and to ensure that their interests are aligned with the interests of the Company’s stockholders. The Company’s policy is to offer competitive compensation opportunities for its employees based on a combination of factors, including Company growth, corporate performance and the individual’s personal contribution to the business.
     The Company’s compensation programs are implemented by the Compensation Committee of the Board of Directors (the “Committee”). Such programs consist of base salary, annual incentives and long-term incentives. Executive officers who are also directors do not participate in decisions affecting their own compensation.
Base Salary
     In setting base salary, the Committee considered its own assessment of the individual performances of each executive officer, including the CEO, and its own subjective assessment of the Company’s overall financial performance. For executive officers, including the CEO, there is no fixed relationship between base salary and corporate performance or between base salary and the competitive range of salaries that may be offered by competitive companies. The Committee members considered executive officers’ business judgment in light of their experience to be an important factor in establishing executive compensation.

Annual Incentives
     On an annual basis, the Committee considers the grant of annual incentive bonuses to each executive officer. Incentive bonuses, including for the CEO, are discretionary and are determined subjectively, with the Committee taking into consideration the individual’s performance, contribution and accomplishments during the past fiscal year and the Company’s financial performance. Neither the decision to award a bonus, nor the specific size of the incentive bonus, is based on any specific measure of corporate performance. In fiscal 2005, an incentive bonus was awarded to the Chief Executive Officer, Chief Financial Officer, and Vice President Finance.
Stock Incentive Compensation
     The Committee believes that stock ownership by executive officers and key employees provides valuable incentives for those persons to benefit as the Company’s common stock price increases and that stock option-based incentive compensation arrangements help align the interests of executives, employees and stockholders.
     The Board has granted stock options to executives and key employees through the Company’s Employee Equity Incentive Plan (formerly, the 1990 Amended and Restated Stock Option Plan) (the “Plan”), approved by the stockholders in 1991. The Plan was amended by the Board in 1995 to increase the number of shares available under the Plan to 1,102,500, which amendment was approved by the Company’s stockholders. The Plan was again amended by the Board in 1997 to change the name of the Plan, add certain additional types of equity grants, provide for acceleration of vesting on certain changes in control or sale of substantially all the Company’s assets and a number of immaterial changes to update, modernize and reorganize the Plan, which amendment was also approved by the Company’s stockholders. This Plan has now expired.
     Effective October 12, 1999, the Board adopted the 1999 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The Plan provides for the issuance of up to 300,000 shares of the Company’s common stock (as presently constituted) to existing directors and, in the case of extra service or duties, to prior directors. Options may be awarded in such amounts, at such times, at such exercise prices and on such other terms as the Board determines, subject to any limitations in the Plan. Unless otherwise designated, options vest uniformly over the year following the date of grant. The options, subject to earlier termination under the Plan or option grant, expire after the later of (i) five years after the date of grant or (ii) five years after termination as a director. In 2004, the Board did not grant any options to directors under this plan.
     Effective September 28, 2000, the Board and the stockholders of the Company approved the 2000 Employee Equity Incentive Plan (“Equity Incentive Plan”). On July 30, 2003, the Board and stockholders approved an amendment to increase the number of shares under the Equity Incentive Plan to 1,632,800. The purpose of the Equity Incentive Plan is to attract and retain the services of key employees, directors, officers and consultants and to help such individuals realize a direct proprietary interest in the Company. In 2005, the Board issued options to purchase 254,800 shares at an average exercise price of $7.36.

     In March 2005, the Company established the 2005 Equity Incentive Plan. The purpose of this Plan is to provide incentives to attract retain and motivate Eligible Persons whose present and potential contributions are important to the success of Company, or a Subsidiary of Company, by offering them an opportunity to participate in Company’s future performance through awards of Options, Restricted Stock, Stock Appreciation Rights, and Stock Bonuses. The plan is an Evergreen plan. During the year ended October 31, 2005 601,000 options were awarded under the plan. No options were exercised or cancelled.
     In determining the number of options granted to executive officers, including the CEO, and to key employees, the Committee considered the person’s opportunity to affect the share price of the Company’s common stock, the level of the person’s performance based on past performance, future contribution to the Company and the anticipated incentive effect of the number of options granted.
     The Committee believes that the policies and plans described above provide competitive levels of compensation and effectively link executives and stockholder interests. Moreover, the Committee believes such policies and plans are consistent with the long-term investment objectives appropriate to the business in which the Company is engaged.

Respectfully Submitted, Compensation Committee of International DisplayWorks, Inc.

Ronald A. Cohan Mark A. Christensen Glenn Neland

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
     The following graph compares the cumulative total stockholder return on our common stock through the period November 1, 2000 to October 31, 2005 with the Standard and Poor’s Index and the Company’s peer group of Nasdaq stocks. The graph depicts the results of investing $100 in our common stock and the identified index at closing prices on November 1, 2000.

Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Year Ending October 31,
Company / Index	2001	2002	2003	2004	2005
International Displayworks Inc.	-33.33	-43.33	200.00	960.78	8.87
S&P SmallCap 600 Index	-7.02	-3.78	33.58	16.78	15.27
S&P Electrical Components & Equipment	-31.61	-1.78	37.17	18.34	14.51

		INDEXED RETURNS
	2000	Year Ending October 31,
	(Base
Company / Index	Period)	2001	2002	2003	2004	2005
International Displayworks Inc.	100	66.67	37.78	113.33	1202.22	1308.89
S&P SmallCap 600 Index	100	92.98	89.47	119.51	139.56	160.88
S&P Electrical Components & Equipment	100	68.39	67.17	92.14	109.04	124.85
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Equity Compensation Plan Information
     Compensation Plan Table
     The following table provides aggregate information as of the end of the fiscal year ended October 31, 2005 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,964,966	$4.39	2,276,467

Equity compensation plans not approved by security holders	1,000,000	$3.85	—

Total	2,964,966	$4.21	2,276,467
     Equity Compensation Plans Not Approved by Security Holders
     The Board granted options to purchase 1,235,000 shares of common stock that are not part of compensation plans approved by the security holders. These are options to purchase 150,000 shares granted in the fiscal 2001 to our former President and director at an exercise price of $0.50, options to purchase 50,000 shares granted to a director in fiscal 1999 at an exercise price of $0.25, options to purchase 35,000 shares granted to a director in fiscal 2000 at an exercise price of $0.75 and options to purchase 1,000,000 shares granted to our current Chief Executive Officer at $3.85 per share. As of October 31, 2005, there are options to purchase 1,000,000 shares outside of the plan outstanding.
Principal Stockholders
     The following table sets forth certain information as of December 21, 2005, with respect to the beneficial ownership of our common stock for (i) each director, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock.
     The address for each listed stockholder unless otherwise listed is: International DisplayWorks, Inc., 1613 Santa Clara Drive, Suite 100, Roseville, CA 95765-3542. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

	Number of
Name of Beneficial Owner	Shares(1)		Percent(2)
Stephen C. Kircher 6000 Greystone Place Granite Bay, CA 95746	2,700,923	(3)	8.1%
The Pinnacle Fund, L.P. 4965 Preston Park Blvd., Suite 240 Plano, Texas 75093	2,474,000	(3)	7.4%
Jeff Winzeler	4,500		*
Alan Lefko	54,200		*
Bradley Ferrell	43,125		*
Philip Gregory	117,000		*
Ronald Cohan	227,000	(6)	*
Thomas A. Lacey	304,948	(7)	*
Mark A. Christensen	40,000	(8)	*
D. Paul Regan	25,000	(9)	*
Glenn E. Neland	25,000	(9)	*
All directors and executive officers as a group (9 persons)	840,773		2.5%

Footnotes:

*	Does not exceed 1% of the class.

(1)	“Beneficial Ownership” is defined pursuant to Rule 13d-3 of the Exchange Act, and generally means any person who directly or indirectly has or shares voting or investment power with respect to a security. A person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of the security within 60 days, including, but not limited to, any right to acquire the security through the exercise of any option or warrant or through the conversion of a security. Any securities not outstanding that are subject to options or warrants shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by that person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(2)	Based on 32,045,629 shares of the Company’s common stock outstanding at December 25, 2005, plus that number of shares subject to options and warrants exercisable within 60 days of December 1, 2005 owned by each individual or group of individuals.

(3)	Based on shares reported on Form 13G/A filed December 31, 2004 by the Pinnacle Fund, L.P. and Form 13G filed February 14, 2005 by Mr. Kircher.

(4)	Includes options to purchase 117,000 shares.

(6)	Includes 34,000 shares and options to purchase 30,000 shares held directly, 147,000 shares owned by The Cohan Trust, 8,000 shares held in trust for Mr. Cohan’s daughter and 8,000 shares held in trust for Mr. Cohan’s son. Mr. Cohan disclaims ownership of the shares of his children.

(7)	Includes 54,948 shares and options to purchase 250,000 shares.

(8)	Includes 15,000 shares and options to purchase 25,000 shares

(9)	Includes options to purchase 25,000 shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      During the fiscal year ended October 31, 2005 we entered into a consulting agreement with Steve Kircher, our former CEO and Chairman and the holder of 8.1% of our common stock as of Dec. 31, 2005. The agreement provided Mr. Kircher consulting fees of $150,000 for the period November 1, 2004 through October 31, 2005. Services provided by Mr. Kircher include advice related to capital markets and China expertise. This agreement was renewed for fiscal year 2005 for $75,000 annually.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Relationship with Independent Auditors
     We have retained the firm of Grant Thornton LLP as our independent public accounting firm for the fiscal year ending October 31, 2005.
Audit Fees
      The aggregate fees billed for professional services rendered for the audit of our annual financial statements on Form 10-K and the review of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended October 31, 2005 was $161,376 and October 31, 2004 was $121,184.
Audit-Related Fees
     The aggregate fees billed for assurance and related services by the principal public accounting firm that are reasonably related to the performance of the audit or review of our financial statements for the year ended October 31, 2005 was $168,791 and October 31, 2004 was $42,405.
Tax Fees
     The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended October 31, 2005 was nil and October 31, 2004 was $17,245. The services comprising these fees included preparation of our tax returns.

All Other Fees
     The aggregate fees billed for all other professional services rendered by our independent auditors for the fiscal year ended October 31, 2005 was $46,506 and October 31, 2004 was $0.
     The Audit Committee approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be performed by the auditor in accordance with the Audit Committee Charter. The percentage of hours expended on the principal public accounting firm’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0% to the best of our knowledge.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements (see Item 8.)
•	Report of Independent Registered Public Accounting Firm (Grant Thornton)

•	Consolidated Balance Sheets — October 31, 2005 and October 31, 2004

•	Consolidated Statements of Operations — Years Ended October 31, 2005, October 31, 2004 and October 31, 2003

•	Consolidated Statements of Stockholders’ Equity — Years Ended October 31, 2005, October 31, 2004 and October 31, 2003

•	Consolidated Statements of Cash Flows — Years Ended October 31, 2005, October 31, 2004 and October 31, 2003

•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules
•	Schedule II — Valuation and Qualifying Accounts (accounts not required or not material have been omitted)
(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger merging Morrow Snowboards, Inc. into Granite Bay Technologies, Inc. (1)

2.2	Agreement and Plan of Merger merging Granite Bay Technologies, Inc. into International DisplayWorks, Inc.(2)

3.1	Certificate of Incorporation (2)

3.2	Bylaws(7)

Exhibit No.	Description
4.3	Forms of Warrant (11)

4.4	Forms of Placement Agent Warrant (12)

10.1	Forms of Warrant (3)

10.2	Morrow Snowboards, Inc. Employee Equity Incentive Plan as amended and restated February 13, 1997 (4)

10.3	Form of Nonqualified Stock Option Agreement (3-4)

10.4	Form of Incentive Stock Option Agreement (3-4)

10.5	Form of Indemnification Agreement (3-4)

Exhibit No.	Description
10.6
Supplemental Deed and Charge dated February 1, 2000, between International DisplayWorks (Hong Kong) Ltd. and International DisplayWorks, Inc., as Chargors, and Vikay Industrial Ltd. (in Judicial Management) and Vikay Industrial (Hong Kong) Ltd. as Chargees (16)

10.7	2000 Equity Incentive Plan for Non-Employee Directors (6)

10.8	Stock Option Agreements [Form of] (8)

10.9	Employment Contract with Ian Bebbington (9)

10.10	Manufacturing Agreement (10)

10.11	Form of Common Stock Purchase Agreement (11)

10.12	Form of Promissory Note (11)

10.13	Form of Securities Purchase Agreement (12)

10.14	Form of Registration Rights Agreement (12)

10.15	Memorandum of Understanding between Grand Pacific Optoelectronincs Corporation and International DisplayWorks, Inc. (13)

10.16	Form of Securities Purchase Agreement (14)

10.17	Form of Registration Rights Agreement (14)

10.18	Asset Purchase Agreement by and between International DisplayWorks (Hong Kong) Limited and Grand Pacific Petrochemical Corporation dated June 24, 2004 (15)

10.19	Employment Letter Agreement with Thomas A. Lacey dated September 7, 2004 (16)

10.20	Purchase Agreement dated March 30, 2005, as amended, with Three-Five Systems, Inc. (18)

10.21	Form of Credit Agreement by and between Wells Fargo HSBC Trade Bank and International DisplayWorks, Inc.

10.22	Form of Amendment No.1 to Credit Agreement by and between Wells Fargo HSBC Trade Bank and International DisplayWorks, Inc.

14	Code of Ethics (17)

21	International DisplayWorks (Hong Kong) Ltd. Organized in Hong Kong; MULCD Microelectronics (Shenzhen) Company Ltd., organized in PRC; IDW Technology (Shenzhen) Company, Ltd., organized in PRC

23.1	Consent of Grant Thornton

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated herein by reference from the Company’s Current Report on Form 8-K dated November 6, 2000 (File No. 0-753683).

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 31, 2001 (File No. 0-27002).

(3)	Incorporated herein by reference from the Company’s registration statement on Form S-1 (File No. 33-97800).

(4)	Incorporated by reference from the Company’s Proxy Statement for the meeting held on May 22, 1997 (File No. 000-27002).

(5)	Incorporated herein by reference from the Company’s 1995 Annual Report on Form 10-K (File No. 0-27002).

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 31, 2000 (File No. 0-27002).

(7)	Incorporated by reference from the Company’s current report on Form 8-K filed on October 15, 1999 (File No. 000-27002).

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended October 31, 2001 (File No 000-27002).

(9)	Incorporated by reference from the Company’s registration statement on Form S-8 effective May 1, 2002 (File No. 333-87296).

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended October 31, 2002 (File No 000-27002).

(11)	Incorporated by reference from the Company’s current report on Form 8-K filed on April 24, 2003 (File No. 000-27002).

(12)	Incorporated by reference from the Company’s current report on Form 8-K filed on October 10, 2003 (File No. 000-27002).

(13)	Incorporated by reference from the Company’s current report on Form 8-K filed on December 30, 2003 (File No 000-27002).

(14)	Incorporated by reference from the Company’s current report on Form 8-K filed on April 15, 2004 (File No 000-27002).

(15)	Incorporated by reference from the Company’s current report on Form 8-K filed on May 13, 2004 (File No 000-27002).

(16)	Incorporated by reference from the Company’s current report on Form 8-K filed on June 24, 2004 (File No 000-27002).

(17)	Incorporated by reference from the Company’s registration statement on Form S-8 filed on November 12, 2004 (File No. 333-120404).

(18)	As posted on the Company’s website.

(19)	Incorporated by reference from the Company’s current reports on Form 8-K filed on March 31, 2005 and June 27, 2005 (File No 000-27002)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL DISPLAYWORKS, INC., A Delaware corporation

Dated: January 10, 2006	By:	/s/ Thomas A. Lacey

Thomas A. Lacey, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeff Winzeler

Jeff Winzeler Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas A. Lacey	Date: January 10, 2006

Thomas A. Lacey, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Jeff Winzeler	Dated: January 10, 2006

Jeff Winzeler, Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Ronald A. Cohan	Dated: January 10, 2006

Ronald A. Cohan, Director

By:	/s/ Mark A. Christensen	Dated: January 10, 2006

Mark A. Christensen, Director

By:	/s/ Glenn E. Neland	Dated: January 10, 2006

Glenn E. Neland, Director

By:	/s/ D. Paul Regan	Dated: January 10, 2006

D. Paul Regan, Director