Form 10-Q
period 2006-01-31
INTERNATIONAL DISPLAYWORKS, INC
filed 2006-03-13
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

OR

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

INTERNATIONAL DISPLAYWORKS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State of or other jurisdiction of incorporation or organization)	94-3333649 (I.R.S. Employer Identification No.)

1613 Santa Clara Drive, Suite 100

Roseville, California               95661-3542

(Address of principal executive offices and zip code)

(916) 797-6800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of February 28, 2006, 44,477,829 shares of the registrant’s common stock were outstanding.

INTERNATIONAL DISPLAYWORKS, INC.

INDEX

Part 1 Consolidated Financial Information	Page Number

Item 1.   Consolidated Financial Statements (Unaudited):

Balance Sheets at January 31, 2006 and October 31, 2005	3

Statements of Operations for the Three months ended January 31, 2006 and 2005	4

Statements of Cash Flows for the Three months ended January 31, 2006 and 2005	5

Notes to Financial Statements	6

Item 2.   Management’s Discussion and Analysis of

Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure About Market Risk	19

Item 4. Controls and Procedures	20

Signatures	21

Certifications	22

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	January 31,	October 31,
	2006 (unaudited)	2005
Current assets:
Cash and cash equivalents
Cash in banks	$ 6,368	$ 8,875
Cash in banks - restricted deposits	383	383
Total cash and cash equivalents	6,751	9,258
Accounts receivable,
net of allowance for doubtful accounts of $23 and $36	22,515	21,776
Inventories, net of allowances of $230 and $229	9,472	8,516
Prepaid expenses and other current assets	1,650	1,939
Total current assets	40,388	41,489

Other assets
Deferred tax asset, net of allowances of $2,300 and $3,300	1,218	262

Property, plant and equipment at cost, net	27,837	27,031
Total assets	$ 69,443	$ 68,782

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 13,198	$ 13,928
Accrued liabilities	2,959	3,835
Income taxes payable	96	163
Line of credit	12,076	12,953
Current portion of long term debt	2,535	2,545
Total current liabilities	30,864	33,424

Long-term debt, net of current portion	1,492	5

Total liabilities	32,356	33,429

Commitments and contingencies

Shareholders' equity
Preferred stock, par $0.001, 10,000,000 shares authorized,
none issued	-	-
Common stock, par $0.001, 100,000,000 shares authorized
32,056,579 and 31,971,629 shares issued and outstanding
at January 31, 2006 and October 31, 2005 respectively	32	32
Additional paid in capital	67,613	67,424
Accumulated deficit	(31,408)	(32,812)
Cumulative translation adjustment	850	709
Total shareholders' equity	37,087	35,353
Total liabilities and shareholders' equity	$ 69,443	$ 68,782

The accompanying notes are an integral part of these financial statements

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except Share and per share data)

	For Three Months
	January 31, 2006 Unaudited	January 31, 2005 Unaudited

Net sales	$ 23,523	$ 18,086
Cost of goods sold	19,320	14,443
Gross profit	4,203	3,643

Operating expenses:
General and administrative	2,422	1,917
Selling, marketing and customer service	664	590
Engineering, advanced design and
product management	284	83
Total operating expenses	3,370	2,590

Operating income	833	1,053

Other income (expense):
Interest expense	(334)	(62)
Other income	8	24
Total other expense	(326)	(38)

Income before taxes	507	1,015

Income tax benefit	(897)	-

Net income	$ 1,404	$ 1,015

Basic and diluted income per common share
Basic	$ 0.04	$ 0.03

Diluted	$ 0.04	$ 0.03

Weighted average common shares outstanding
Basic	32,032,687	30,914,999

Diluted	33,279,769	31,972,964

The accompanying notes are an integral part of these financial statements

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Periods Ended
	January 31	January 31
	2006	2005
Cash flows from operating activities:
Net income	$ 1,404	$ 1,015
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation	863	275
Share-based compensation	222	-
Stock issued for services	-	214
Foreign currency translation	(16)	-
Loss (gain) on disposal of fixed assets	5	(50)

Changes in operating assets and liabilities, net
of business combinations:
Increase in accounts receivable	(739)	(1,824)
(Increase) decrease in inventories	(956)	309
Decrease (increase) in prepaid expenses and other current assets	289	(253)
Increase in deferred tax asset	(956)	-
(Decrease) increase in accounts payable	(730)	1,462
Decrease in income taxes payable	(67)	-
Decrease in accrued liabilities	(1,098)	(1,093)
Net cash used in operating activities	(1,779)	55

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(1,517)	(1,950)
Proceeds from disposal of property, plant and equipment	-	51
Net cash used in investing activities	(1,517)	(1,899)

Cash flows from financing activities:
Proceeds from issuance of common stock	189	1,182
Payment on lines of credit, net	(877)	(1,336)
Proceeds from (payment on) debt	1,477	(23)

Net cash provided by (used in) financing activities	789	(177)

Decrease in cash and cash equivalents	(2,507)	(2,021)

Cash and cash equivalents at beginning of period	9,258	10,186

Cash and cash equivalents at end of period	$ 6,751	$ 8,165

Supplemental disclosure:
Cash paid for interest	$ 334	$ 62

Cash paid for income taxes	$ 126	$ -

Non-cash financing activities:
Stock issued for services	$ -	$ 214

The accompanying notes are an integral part of these financial statements

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of International DisplayWorks, Inc., and its subsidiaries (collectively referred to as the “Company” or “IDW”). The un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the 2006 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

The accompanying consolidated balance sheet at October 31, 2005, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

2.	ORGANIZATION

Description of Business

International DisplayWorks, Inc. (the “Company”), headquartered in Roseville, California, was incorporated in the state of Delaware in July of 1999. On October 31, 2001, the Company merged with its parent, Granite Bay Technologies, Inc., a California corporation.

The Company, together with its subsidiaries, all of which are wholly owned, is engaged in the design, manufacture and worldwide distribution of liquid crystal display (LCD) products and is a supplier to several Fortune 500 companies, major Japanese and other Asian and European corporations and smaller companies operating in a variety of end-markets. Our product focus is on the small form factor (SFF) LCD market, which includes 7” displays or smaller. Our customers include original equipment manufacturers (OEMs), original design manufacturers (ODMs) and electronic manufacturing services providers (EMSs), collectively referred as “our customers,” serving markets such as mobile phones, handheld games, portable media players, medical devices, consumer electronics, and industrial and telecommunications equipment.

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

We believe that we compete successfully based on a variety of factors including product quality, customer service, global account and sales coverage model, value-added design and manufacturing services, and broad set of product offerings. In addition, we believe that our China-based operations provide us with a competitive cost structure and access to a highly educated engineering work force. Unlike many of our Asian competitors that are largely based in Taiwan, Hong Kong, Japan and Korea but may have certain of their manufacturing operations in China, we operate all of our product design, manufacturing, engineering support, front-end glass manufacturing and post-sales support operations in China. Our presence in China and our customer-driven engineering focus allow us to closely monitor our manufacturing resources for quality, as well as to align our design and manufacturing capabilities with our customers’ local manufacturing operations. Our locally based personnel thus have the ability to work directly and collaboratively with the growing number of China-based OEMs, ODMs and EMSs.

The Company’s manufacturing operations are in Shenzhen and Beijing, People’s Republic of China (PRC).

3.	INVENTORIES

Inventories consisted of the following (in thousands):
	January 31, 2006	October 31, 2005
Finished goods	$ 1,984	$ 1,220
Work-in-progress	2,420	2,156
Raw materials	5,298	5,369
Less: reserve for obsolete inventories	(230)	(229)
Total inventories	$ 9,472	$ 8,516

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2006	October 31, 2005

Prepaid expenses	$ 731	$ 622
Advances to suppliers	279	811
PRC - VAT recoverable	184	43
Other	456	463
Total prepaid expenses and other current assets	$ 1,650	$ 1,939

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	January 31, 2006	October 31, 2005
Land and buildings	$ 5,037	$ 4,356
Furniture, fixtures and equipment	4,262	3,072
Machinery	21,501	21,883
Leasehold improvements	5,314	4,967
Construction in progress	51	113
	36,165	34,391
Less: accumulated depreciation	(8,328)	(7,360)

Net property, plant and equipment	$ 27,837	$ 27,031

6.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	January 31, 2006	October 31, 2005
Accrued payroll and related liabilities	$ 1,200	$ 1,599
Accrued staff hostel expenses	108	168
Accrued inventory purchases	332	410
Accrued PRC government management fees	79	112
Construction retention	372	422
Accrued utility costs	253	277
Accrued stock option expense	222	-
Other accrued liabilities	393	847
Total accrued liabilities	$ 2,959	$ 3,835

7.	LINE OF CREDIT

The Company has a $20,000,000 credit line with Wells Fargo HSBC Trade Bank N.A. The credit line, which expires on March 30, 2006, has an interest rate of prime plus 0.5% per annum or LIBOR plus 3% with a 30-, 60-, 90- or 180-day option, an unused line fee of 0.1%, and includes certain financial covenants. On December 22, 2005 the Company signed an amendment to the credit agreement dated March 30, 2005 to amend the covenants to the agreement to provide more flexibility. At January 31, 2006, the outstanding balance was $12,076,000 including accrued interest. Based on the covenants of the loan, there was approximately $7,924,000 available under the line at January 31, 2006. At January 31, 2006, the Company is not in default of any of its covenants. Subsequent to the quarter end, on February 2, 2006, the Company repaid all outstanding amounts on the line of credit.

8.	STOCKHOLDERS’ EQUITY

Stock Option Plans

During the three months ended January 31, 2006, there were 443,050 options granted at a price equal to or greater than market price at the date of the grant. There were 9,750 options that were cancelled or expired, and 54,950 options were exercised under the employee stock option plans at prices that ranged from $0.15 to $4.93 per share.

In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. The Company was required to comply with the provisions of SFAS No. 123R as of November 1, 2005, the beginning of the current fiscal year which requires that the compensation cost be recognized in the financial statements. The cost is measured based on the fair value of the equity or liability of the instruments issued.

SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

In addition to the accounting standard that sets forth financial reporting objectives and related accounting principles, SFAS 123R includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards.

SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance of Opinion 25, as long as the footnotes to financial statements disclosed what the net income would have been had the preferable fair-value-based method been used. The impact of SFAS No. 123R, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended October 31, 2005, 2004 and 2003 were disclosed in Note 3(s), Net Accounting Pronouncements of our Financial Statements included in our Form 10-K for the fiscal year ended October 31, 2005.

Since the Company adopted SFAS No. 123R using the modified-prospective-transition-method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. We measured share-based compensation cost using the Black-Scholes option pricing model.

At January 31, 2006, the Company has two stock-based employee compensation plans. Share-based compensation of $278,000 or $0.01 per share was recognized for the three months ended January 31, 2006. The Company anticipates that share-based compensation will not exceed $1,100,000 or approximately $0.02 per share for the year ending October 31, 2006.

The table below reflects net income and diluted net income per share for the three months ended January 31, 2006 compared with the pro forma information for the three months ended January 31, 2005 (in thousands except per-share amounts):

	Three Months Ended
	January 31
	2006	2005
Net income - as reported for prior periods (1)	N/A	$ 1,015
Stock-based compensation expense related to employee stock options (2)	(278)	(96)
Net income, including the effect of stock-based compensation expense (3)	$ 1,404	$ 919

Earnings per share:
Diluted - as reported for prior periods (1)	$ 0.04	$ 0.03
Diluted - including the effect of stock-based compensation expense (3)	$ 0.04	$ 0.03

Diluted	33,279,769	31,972,964

(1) Net income and net income per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123

(2) Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123
(3) Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2006: expected volatility 28%; risk-free interest rate 4.04% and expected lives between 5 and 10 years.

Expected volatility is based on the historical volatility of the price of our common shares over the past three months. We use historical information to estimate expected life and forfeitures. The expected term of awards represents the period of the time that the options granted are expected to be outstanding. The risk-free rate for the periods within the expected life of the option is based on the semi-annual rate of U.S. Treasury Bonds. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

Common Stock Issued

During the three months ended January 31, 2006, the Company issued 84,950 shares of common stock. The Company issued 30,000 shares of the Company’s common stock through exercise of warrants at exercise price of $0.75 per share and 54,950 shares of the Company’s common stock through exercise of stock options and stock grants issued under the Company’s stock option and incentive plans at exercise prices from $0.15 to $6.26 per share.

9.	COMMITMENTS

On December 22, 2005 the Company signed an amendment to the agreement entered into on March 30, 2005 with The Wells Fargo HSBC Trade Bank N.A. for a $20,000,000 revolving line of credit. The amendment amends the covenants to give more flexibility.

On January 10, 2006 the Company, through its subsidiary IDW Technology (Shenzhen) Co., Ltd. entered into a mortgage loan with the Shenzhen Rural Credit Cooperative, Long Gang Shenzhen China of RMB 12 million (approximately $1.5 million US dollars at current exchange rates) on its Shenzhen South Campus factory. The term of the loan is three years at an interest rate of 5.76%. Repayment terms are interest only for the first year with the principal repayment in twenty-four installments monthly beginning in year two.

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

Revenues for Three Months Ended:	January 31, 2006	January 31, 2005
United States	$ 7,441	$ 4,474
China (including Hong Kong)	3,091	1,956
Asia (excluding Hong Kong and China)	9,630	8,223
Europe	2,179	2,231
Other	1,182	1,202
Total	$ 23,523	$18,086

"Long Lived" Assets	January 31, 2006	October 31, 2005
United States	$ 104	$ 110
China (including Hong Kong)	27,733	26,921
Total	$ 27,837	$ 27,031

11.	INCOME TAXES

Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At January 31, 2006, the Company had approximately $13.6 million of net operating loss carry forward available for use resulting in approximately $3.5 million of deferred tax assets. We have provided valuation allowances of $2.3 million and $3.3 million at January 31, 2006 and October 31, 2005 as an offset to the Company’s deferred tax asset. These allowance amounts are established to reduce the deferred tax asset to an estimated amount which is, more likely than not, a tax benefit to the Company as of these dates. Based on a previous history of net income and management’s assessment of its future operating profits the Company recorded a $954,000 deferred tax asset, offset by current tax provisions of $59,000. There was no provision for income taxes for the quarter ended January 31, 2005.

12.	SUBSEQUENT EVENTS

Subsequent to the end of the quarter, on February 1, 2006, the Company completed a $72,036,000 public offering of 12,420,000 of the Company’s common stock. Net proceeds to the Company were approximately $67,450,000 after underwriting commission of approximately $4,142,000 (5.75%) and expenses of approximately $444,000. The Company plans to use the proceeds for general working capital purposes, to pay down its existing revolving line of credit and possible vertical integration opportunities should they arise.

Subsequent to the end of the quarter, on February 2, 2006, the Company paid off its existing revolving line of credit with Wells Fargo HSBC Trade Bank N.A. At January 31, 2006 the outstanding balance on the line of credit was $12,076,000 including accrued interest.

Subsequent to the end of the quarter, on February 27, 2006, the Company entered into an agreement with Wells Capital Management, a subsidiary of Wells Fargo Bank, to manage the Company’s non-committed cash balances. The agreement provides for investments within the Company’s investment policy parameters. The Company has $50,000,000 in cash currently under management by Wells Capital. The investment policy does not allow involvement in derivative financial instruments or derivative commodity instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,” “expects,” “may,” “will,” “should,” “forecast,” or “anticipates,” or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected and in the future could affect our actual results and could cause actual consolidated results for fiscal year 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and times needed, realization of forecasted income and expenses by the PRC Companies (as defined herein), initiatives by competitors, price pressures, changes in the political climate for business in the People's Republic of China, the loss of one or more of our significant customers, and other risk factors listed from time to time in the Company's SEC reports including in particular, the factors and discussion in our Form 10-K for the year ended October 31, 2005.

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three-month periods ended January 31, 2006 and January 31, 2005.

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

Our operations are concentrated primarily in our subsidiaries, MULCD Microelectronics (Shenzhen) Co., Ltd. (now merged with IDW Technology (Shenzhen) Co., Ltd., IDW Technology (Shenzhen) Co.), Ltd. and IDW (Beijing) Co., Ltd. which are organized under the laws of the People’s Republic of China.

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

With the acquisition in April 2005 of a TFT assembly facility in Beijing, China, adding a total of 56,000 square feet of manufacturing space, we have increased capacity to offer existing and new customers an expanded product line including TFT modules. We intend to focus on utilizing our engineering and manufacturing competencies to fill the added capacity in order to absorb overhead created by the expansion and maintain acceptable margins.

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

Our standard terms provide that shipments are FOB from our manufacturing facility, and title and risk of loss shift to the customer upon shipment, and there are no continuing services other than delivery. Accordingly, we recognize revenue from the sale of our products when the products are shipped from our factory. For certain customers the Company maintains Supplier Managed Inventory (“SMI”). For these customers revenue is recognized when the customer draws product from the storage hubs. For one customer the Company uses ocean shipping to deliver product. Because of the length of time at sea, the Company recognizes this revenue when the product is delivered to the customer’s freight forwarder at the port of entry. Sales revenue is recorded net of discounts, rebates and prompt pay discounts. Returns and adjustments are booked as soon as they have been assessed for validity. The Company does not provide an allowance for returns at shipment because we make custom products which are customer specific, and no returns are allowed. The Company warrants its product for replacement only in the event of defects, and customers are required to notify us within 10 days of product receipt if there is a defect. Historically, the Company has not experienced significant defects, and replacements for defects have not been material. The Company does not offer discounts, and in limited circumstances rebates are offered on tooling expense after certain revenue thresholds are met. Those minimal rebates have been immaterial and infrequent.

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

Stock-Based Compensation

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

In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. On November 1, 2005, we adopted SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended January 31, 2006 was $278,000 which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans.

Income Taxes

Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At January 31, 2006, we had approximately $13.6 million of net operating loss carry forward available for use resulting in approximately $3.5 million of deferred tax assets. We have provided valuation allowances of $2.3 million and $3.3 million at January 31, 2006 and October 31, 2005 as an offset to the Company’s deferred tax asset. These allowance amounts are established to reduce the deferred tax asset to an estimated amount which is, more likely than not, a tax benefit to the Company as of these dates. Based on a previous history of net income and management’s assessment of its future operating profits we reduced our allowance by $954,000 in the quarter ended January 31, 2006.

Results of Operations

Comparison of the Three Months Ended January 31, 2006 and 2005.

Net sales – Net sales were $23,523,000 and $18,086,000 for the quarters ended January 31, 2006 and 2005 respectively, an increase of 30.1%. The increase in net sales is primarily attributable to the addition of new customers, both through our marketing efforts and through the acquisition of our Beijing assembly factory in the second quarter of fiscal 2005 as well as increased revenues from existing customers. The acquisition of our Beijing factory not only expanded our customer base but added to our technology offerings. We continue to execute on our goal of expanding our customer base in targeted vertical markets in fiscal 2006.

Cost of goods sold - Cost of goods sold was $19,320,000 (82.1% of net sales) and $14,443,000 (79.8% of net sales for the quarters ended January 31, 2006 and 2005, respectively. Cost of goods sold increased 2.3% as a percentage of sales, driven by increased utility costs of approximately 1.4%, increased direct labor costs of approximately 1.6% and increased depreciation costs of approximately 2.1% (driven by our Shenzhen North Campus coming on line and the acquisition of our Beijing factory, both of which occurred in our second quarter 2005) and increase in other costs of 0.2% offset by decreased material costs of approximately 3.0%.

General and administrative – General and administrative expenses were $2,422,000 and $1,917,000 for the quarters ended January 31, 2006 and 2005 respectively, an increase of 26.3%. As a percentage of net sales, general and administrative expenses were 10.3% (1.2% of the 10.3% is attributed to stock option expense) and 10.6% respectively. The increase in actual cost is primarily attributed to expensing of stock option expense this fiscal year ($278,000 in this fiscal quarter); increases in payroll due to the addition of executive and general administrative staff; the acquisition of our Beijing factory in the second quarter of fiscal 2005; expansion of the internal audit department and Sarbanes-Oxley compliance; increased professional fees; increased credit insurance costs on our accounts receivable; increased insurance costs; the addition of NASDAQ listing costs in our second quarter of fiscal 2005; and increased depreciation. Significant elements of general and administrative expenses include employee-related costs of $1,065,000, stock option expense of $278,000 professional fees of $385,000, rent, telephone and utilities of $58,000, insurance of $151,000, local Chinese government fees of $54,000 and depreciation of $83,000.

Selling, marketing and customer service – Sales, marketing and customer service expenses were $664,000 and $590,000 for the quarters ended January 31, 2006 and 2005 respectively, an increase of 12.5%. As a percentage of net sales, sales marketing and customer service expenses were 2.8% and 3.3% for the quarters ended January 31, 2006 and 2005 respectively. Increased employee-related expenses for customer sales and technical support at $359,000 ($179,000 for the quarter ended January 31, 2005) offset by decreased commission expense of $151,000 ($292,000 for the quarter ended January 31, 2005) accounts for the majority of the increase. Significant elements of sales, marketing and customer service expense consist of employee related expense of $359,000, commission expense of $151,000, travel expense of $73,000 and rent and telephone expense of $44,000.

Engineering, advanced design, and project management – Engineering, advanced design and project management expenses were $284,000 and $83,000 for the quarters ended January 31, 2006, an increase of 242.2%. As a percentage of net sales, engineering, advanced design and project management expenses were 1.2% and 0.5% for the quarters ended January 31, 2006 and 2005 respectively. Increased employee-related expenses for the addition of project management staff $255,000 ($77,000 for the quarter ended January 31, 2005) accounts for 89.0% of the increase in engineering, advanced design and project management expenses. A significant element of engineering, advanced design and project management expense consisted of employee expenses of $255,000.

Interest expense (net) – Interest expense was $334,000 and $62,000 for the quarters ended January 31, 2006 and 2005 respectively, an increase of 438.7%. As a percentage of sales, interest expense was 1.4% and 0.003% for the quarters ended January 31, 2006 and 2005 respectively. The increase can be attributed to increased borrowing on our line of credit for the acquisition of our Beijing factory in the second quarter of fiscal 2005. Subsequent to the end of the quarter, on February 2, 2006, the line of credit was fully paid from proceeds of our public stock offering completed on February 1, 2006.

Other Income – Other income was $8,000 and $24,000 for the quarters ended January 31, 2006 and 2005, respectively. Rental income of $6,000 received from a sublet of leased property was the major component of other income.

Income tax benefits – Income tax benefit for the quarter ended January 31, 2006 was $897,000. Based on management’s assessment of its operating loss carry forwards, we recorded a $954,000 deferred tax asset, offset by current tax provisions of $59,000. There was no provision for income taxes for the quarter ended January 31, 2005.

Net income – Net income was $1,404,000 and $1,015,000 for the quarters ended January 31, 2006 and 2005, respectively. The reason for the increase in net income was the 30% increase in net sales and the income tax benefit recorded in the quarter.

Liquidity and Capital Resources

We generated net income of $1,404,000 and $1,015,000 during the quarters ended January 31, 2006 and 2005, respectively. We also have an accumulated deficit of $31,408,000 of which $23,833,000 is from discontinued operations and $7,575,000 is from continuing operations. The discontinued operations are the former operations of the snowboard manufacturing and apparel business which ceased operations in 1999.

During the quarter ended January 31, 2006 we experienced a decrease in cash and cash equivalents of $2,507,000. This decrease was a result of cash used in operating activities of $1,779,000, cash used in investing activities of $1,517,000 primarily for the purchase of plant equipment, offset partially by cash provided by investing activities of $789,000. The cash provided by investing activities was comprised of proceeds from the issuance of common stock associated with option exercises of $189,000, proceeds from the mortgage of our Shenzhen South Campus of $1,477,000 offset by payments on our line of credit of $877,000.

Cash used in operations was influenced by a number of factors, including shipment linearity, accounts receivable collections, inventory management, stock option expensing, and the timing and amount of other payments. Shipment linearity is a measure of the level of shipments throughout a particular quarter. In the quarter ended January 31, 2006 we shipped 59% of our net sales for the quarter in January, the third month of our quarter. We expect that cash provided by operating activity may continue to fluctuate because of these factors.

Accounts Receivable, net

Our accounts receivable were $22,515,000 and $21,776,000 for the periods ended January 31, 2006 and October 31, 2005, respectively an increase of $739,000. Our accounts receivable DSO are primarily impacted by shipment linearity and collection performance. A steady level of shipments and good collection performance will result in reduced DSO, compared with higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and cause increased DSO.

Inventories

Our inventory levels increased $956,000 during the quarter to $9,472,000 at January 31, 2006 from $8,516,000 at October 31, 2005. We can attribute 80% of this increase to the increase in our finished goods as a result of increase Supplier Managed Inventory (SMI). SMI inventory is inventory that we ship to our customer’s storage hubs from which they draw for their production.

Accounts Payable

Our accounts payable decreased $730,000 during the quarter to $13,198,000 at January 31, 2006 from $13,928,000 at October 31, 2006. We are currently renegotiating payment terms with many of our suppliers in order to more closely align our accounts payable with the extended accounts receivable terms required by our customers.

Our Recent Public Offering

Subsequent to the end of the quarter, on February 1, 2006, we completed a 12,420,000 share public offering of our common stock at $5.80 per share. Proceeds from the offering were $72,036,000. Our net proceeds were approximately $67,450,000 after underwriting expenses of approximately $4,142,000 and other expenses of $444,000. We plan to use these proceeds for general working capital purposes, to pay down our existing revolving line of credit and possible vertical integration opportunities should they arise.

Based on our cash balances, line of credit, expected capital expenditures, and forecasted working capital requirements, management believes we have adequate cash resources to fund operations at their current levels for the foreseeable future. However, future cash forecasts are based on assumptions regarding the performance of a new manufacturing line, and further assumptions regarding working capital needs associated with increasing customer orders.

Off-Balance Sheet Arrangements

As of January 31, 2006, the Company has no off-balance sheet arrangements.

Backlog

The Company’s cancelable backlog at January 31, 2006 was $25,523,000.

Debt Outstanding

On January 31, 2006 we had $2,535,000 of debt due within a year, and further amounts of $623,000 due in fiscal 2007, $744,000 due in fiscal 2008 and $125,000 due in fiscal 2009 in addition to $12,076,000 due on our credit line.

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

Effective July 21, 2005, China adopted a managed floating currency system whereby the official exchange rate will be based on market supply and demand with reference to a basket of currencies and will no longer be pegged to the U.S. dollar. The daily trading price of the U.S. dollar against the RMB will be allowed to float within a band of 0.3 percent either side of the central parity published rate by the People’s Bank of China which is currently set at 8.11 RMB per U.S. dollar. It is currently possible to hedge against movement in the RMB exchange rate through conventional means. We do not currently hedge against this exposure and are thus exposed to exchange rate movement. We incur approximately 33% of our expenses in RMB and have negligible RMB revenue; an increase in the value of the RMB would thus have an adverse affect on our operating margins and minimal effect on our monetary assets denominated in RMB. The Company currently has outstanding debt denominated in RMB of 32,000,000 equating to approximately 3.9 million U.S. dollars at the current exchange rate.

We also incur liabilities in Japanese yen from the purchase of raw materials. We do not currently hedge against this exposure and are thus exposed to exchange rate movement.

Interest Rate Risk

Our principal exposure to interest rate changes is on our line of credit which is based on prime rates in the U.S. Subsequent to the end of the quarter, on February 2, 2006, we paid off our existing line of credit including accrued interest.

Inflation Risk

Although inflation has remained low in recent years in the markets in which we currently sell and is expected to do so for the foreseeable future, the general inflation rate in China is higher with wage inflation expected to run between five-and ten percent annually. Such inflation represents a risk to our profitability if sustained and not compensated for by a movement in exchange rates or productivity improvements.

Investment Risk

Subsequent to the end of the quarter, on February 2, 2006, as a result of proceeds from our public offering, we have invested $50,000,000 in a diversified group of low-risk securities. We are not exposed to any market risk involved in derivative financial instruments or derivative commodity instruments.

ITEM 4.         CONTROLS AND PROCEDURES

Our management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e) or 15d-15(e)), as of the end of the fiscal quarter covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed or submitted under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

During the quarter ended January 31, 2006, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors, our Board of Directors and our auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL DISPLAYWORKS, INC.

Date: March 13, 2006

/s/ Jeffrey G. Winzeler
Jeffrey G. Winzeler, Chief Financial Officer
(Principal Accounting Officer and Principal

Financial Officer)