Form 10-Q
period 2006-04-30
INTERNATIONAL DISPLAYWORKS, INC
filed 2006-06-08
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-27002

INTERNATIONAL DISPLAYWORKS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3333649
(State of or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1613 Santa Clara Drive, Suite 100
Roseville, California 95661-3542
(Address of principal executive offices and zip code)
(916) 797-6800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of May 31, 2006, 44,683,579 shares of the registrant’s common stock were outstanding.

INTERNATIONAL DISPLAYWORKS, INC.

PART 1 CONSOLIDATED FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):
INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	October 31,
	2006	2005
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents
Cash and cash equivalents	$11,053	$8,875
Cash in banks — restricted deposits	—	383

Total cash and cash equivalents	11,053	9,258
Trading securities, at market	50,311
Accounts receivable, net of allowance for doubtful accounts of $5 and $36	25,768	21,776
Inventories	12,691	8,516
Prepaid expense and other current assets	2,814	1,939

Total current assets	102,637	41,489

Other assets
Deferred tax asset	1,218	262
Property, plant and equipment at cost, net	27,693	27,031

Total assets	$131,548	$68,782

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,962	$13,928
Accrued liabilities	3,446	3,835
Income taxes payable	257	163
Line of credit	—	12,953
Current portion of long term debt	2,521	2,545

Total current liabilities	24,186	33,424

Long-term debt, net of current portion	1,496	5

Total liabilities	25,682	33,429

Commitments and contingencies

Shareholders’ equity
Preferred stock, par $0.001, 10,000,000 shares authorized, none issued	—	—
Common stock, par $0.001, 100,000,000 shares authorized 44,478,579 and 31,971,629 shares issued and outstanding at April 30, 2006 and October 31, 2005 respectively	44	32
Additional paid in capital	135,057	67,424

Accumulated deficit	(30,189)	(32,812)
Cumulative translation adjustment	954	709

Total shareholders’ equity	105,866	35,353

Total liabilities and shareholders’ equity	$131,548	$68,782

The accompanying notes are an integral part of these financial statements

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except Share and per share data)

	For Six Months		For Three Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
	Unaudited	Unaudited	Unaudited	Unaudited

Net sales	$50,763	$40,723	$27,241	$22,637
Cost of goods sold	42,292	32,960	22,972	18,517

Gross profit	8,471	7,763	4,269	4,120

Operating expenses:
General and administrative	4,817	3,695	2,395	1,777
Selling, marketing and customer service	1,354	1,174	691	584
Engineering, advanced design and product management	579	251	295	169

Total operating expenses	6,750	5,120	3,381	2,530

Operating income	1,721	2,643	888	1,590

Other income (expense):
Interest expense	(255)	(177)	79	(115)
Investment income, net	399	—	399	—
Other income	21	22	13	(2)

Total other expense	165	(155)	491	(117)

Income before taxes	1,886	2,488	1,379	1,473

Provision for income taxes	(737)	—	161	—

Net income	$2,623	$2,488	$1,218	$1,473

Basic and diluted income per common share
Basic	$0.07	$0.08	$0.03	$0.05

Diluted	$0.07	$0.08	$0.03	$0.05

Weighted average common shares outstanding
Basic	35,591,689	31,146,049	44,477,954	31,525,498

Diluted	36,969,771	32,131,389	45,856,036	32,510,838

The accompanying notes are an integral part of these financial statements

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	April 30, 2006	April 30, 2005
	Unaudited	Unaudited

Cash flows from operating activities:
Net income	$2,623	$2,488
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,342	841
Stock issued for services	61	214
Foreign currency translation	308	2
Net (gain) loss on investments		(399)
Loss (gain) on disposal of fixed assets	26	(43)

Changes in operating assets and liabilities, net of business combinations:
Increase in accounts receivable	(3,992)	(5,150)
Increase in Inventories	(4,175)	(477)
(Increase) decrease in prepaid expenses and other current assets	(875)	81
Increase in deferred tax asset	(956)	—
Increase in accounts payable	4,034	3,737
Increase in income taxes payable	94	—
Decrease in accrued liabilities	(389)	(751)

Net cash used in operating activities	(2,298)	942

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(2,093)	(3,430)
Purchases of trading securities	(108,540)	—
Proceeds from sales and maturities of trading securities	58,628	—
Acquisition of IDW (Beijing) Co., Ltd, net of cash acquired	—	(8,229)
Proceeds from disposal of property, plant and equipment	—	51

Net cash used in investing activities	(52,005)	(11,608)

Cash flows from financing activities:
Proceeds from issuance of common stock	67,584	1,411
(Payment on) proceeds from line of credit, net	(12,953)	7,341
Proceeds from (payment on) debt	1,467	(48)

Net cash provided by financing activities	56,098	8,704

Increase (decrease) in cash and cash equivalents	1,795	(1,962)

Cash and cash equivalents at beginning of period	9,258	10,186

Cash and cash equivalents at end of period	$11,053	$8,224

Supplemental disclosure:
Cash paid for interest	$255	$177

Cash paid for income taxes	$126	$—

Non-cash financing activities:
Stock issued for services	$61	$214

The accompanying notes are an integral part of these financial statements

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     The accompanying consolidated financial statements include the accounts of International DisplayWorks, Inc., and its subsidiaries (collectively referred to as the “Company” or “IDW”). The un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the 2006 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.
     The accompanying consolidated balance sheet at October 31, 2005, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.
Investments
     Financial Accounting Standards Board (“FASB”) “Accounting for Certain Investments in Debt and Equity Securities” addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as “held-to-maturity” for those debt securities that are intended to be held to term, “trading securities” for those debt and equity securities held principally for the purpose of selling them in the near term and “available-for-sale securities” for debt and equity securities that are neither “held-to-maturity” or “trading securities”. The Company has elected to classify its holdings as “trading securities” because based on the Company’s investment policy the investments are to be able to be liquidated on short notice for use in their ultimate purpose as working capital and expansion in vertical markets.
2.	ORGANIZATION

Description of Business
     International DisplayWorks, Inc. (the “Company”), headquartered in Roseville, California, was incorporated in the state of Delaware in July of 1999. On October 31, 2001, the Company merged with its parent, Granite Bay Technologies, Inc., a California corporation.
     The Company, together with its subsidiaries, all of which are wholly owned, is engaged in the design, manufacture and worldwide distribution of liquid crystal display (LCD) products and is a supplier to several Fortune 500 companies, major Japanese and other Asian and European corporations and smaller companies operating in a variety of end-markets. Our product focus is on the small form factor (SFF) LCD market, which includes 7 inch displays or smaller. Our customers include original equipment manufacturers (OEMs), original design manufacturers (ODMs) and electronic manufacturing services providers (EMSs), collectively referred as “our customers,” serving markets such as mobile phones, handheld games, portable media players, medical devices, consumer electronics, and industrial and telecommunications equipment.
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
     The Company’s manufacturing operations are in Shenzhen and Beijing, People’s Republic of China (PRC).
3.	INVENTORIES

Inventories consisted of the following (in thousands):

	April 30,	October 31,
	2006	2005
Finished goods	$2,334	$1,220
Work-in-progress	3,593	2,156
Raw materials	6,995	5,369
Less: reserve for obsolete inventories	(231)	(229)

Total inventories	$12,691	$8,516

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30,	October 31,
	2006	2005
Prepaid expenses	$735	$622
Advances to suppliers	1,060	811
PRC — VAT recoverable	279	43
Other	740	463

Total prepaid expenses and other current assets	$2,814	$1,939

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	April 30,	October 31,
	2006	2005
Land and buildings	$5,074	$4,356
Furniture, fixtures and equipment	4,335	3,072
Machinery	21,597	21,883
Leasehold improvements	5,642	4,967
Construction in progress	179	113

	36,827	34,391
Less: accumulated depreciation	(9,134)	(7,360)

Net property, plant and equipment	$27,693	$27,031

6.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	April 30,	October 31,
	2006	2005
Accrued payroll and related liabilities	$1,227	$1,599
Accrued staff hostel expenses	101	168
Accrued inventory purchases	591	410
Accrued PRC government management fees	—	112
Construction retention	358	422
Accrued utility costs	248	277
Accrued stock option expense	423	—
Other accrued liabilities	498	847

Total accrued liabilities	$3,446	$3,835

7.	LINE OF CREDIT
     The Company has a $15,000,000 credit line with Wells Fargo HSBC Trade Bank N.A. The credit line, which expires on March 31, 2007, has an interest rate of prime per annum or LIBOR plus 2% with a 30-, 60-, 90- or 180-day option, had an origination fee of $22,500 and includes certain financial covenants. At April 30, 2006, there were no borrowings against the line. Based on the covenants of the loan, there was $15,000,000 available under the line at April 30, 2006. At April 30, 2006, the Company is not in default of any of its covenants.
8.	STOCKHOLDERS’ EQUITY

Stock Option Plans
     During the six months ended April 30, 2006, there were 743,800 options granted at a price equal to or greater than market price at the date of the grant. There were 190,500 options that were cancelled or expired, 45,750 options were exercised under the employee stock option plans at prices that ranged from $0.15 to $4.93 per share and there were 11,200 shares of the Company’s common stock granted at prices that ranged from $4.94 to $6.26 per share.
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
     SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance of Opinion 25, as long as the footnotes to financial statements disclosed what the net income would have been had the preferable fair-value-based method been used. The impact of SFAS No. 123R, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended October 31, 2005, 2004 and 2003 was disclosed in Note 3(s), Net Accounting Pronouncements of our Financial Statements included in our Form 10-K for the fiscal year ended October 31, 2005.
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
     At April 30, 2006, the Company has two stock-based employee compensation plans. Share-based compensation of $484,000 or $0.01 per fully diluted share was recognized for the six months ended April 30, 2006. The Company anticipates that share-based compensation will not exceed $1,100,000 or approximately $0.02 per share for the year ending October 31, 2006.
     The table below reflects net income and diluted net income per share for the three and six months ended April 30, 2006 compared with the pro forma information for the three and six months ended April 30, 2005 (in thousands except per-share amounts):

	For Six Months Ended		For Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Net income — as reported for prior periods (1)	N/A	$2,488	N/A	$1,473
Stock-based compensation expense related to employee stock options (2)	(484)	(198)	(206)	(99)

Net income, including the effect of stock-based compensation expense (3)	$2,623	$2,290	$1,218	$1,374

Earnings per share:
Diluted — as reported for prior periods (1)	$0.07	$0.08	$0.03	$0.05

Diluted — including the effect of stock-based compensation expense (3)	$0.07	$0.07	$0.03	$0.04

Weighted average common share Outstanding — diluted	36,969,771	32,131,389	45,856,036	32,510,838

(1)	Net income and net income per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123

(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2006: expected volatility 28%; risk-free interest rate 4.04% and expected lives between 5 and 10 years.
     Expected volatility is based on the historical volatility of the price of our common shares over the past four quarters. We use historical information to estimate expected life and forfeitures. The expected term of awards represents the period of the time that the options granted are expected to be outstanding. The risk-free rate for the periods within the expected life of the option is based on the semi-annual rate of U.S. Treasury Bonds. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of forfeitures.

Common Stock Issued
     During the six months ended April 30, 2006, the Company issued 12,506,950 shares of common stock. The Company issued 12,420,000 shares of the Company’s common stock through a public offering pursuant to a prospectus filed with the Securities and Exchange Commission on January 26, 2006 at a per share price of $5.80. The proceeds of the offering were $72,036,000 less expenses of approximately $4,591,000. In addition the Company issued 30,000 shares of the Company’s common stock through exercise of warrants at exercise price of $0.75 per share, 45,750 shares of the Company’s common stock through exercise of stock options issued under the Company’s stock incentive plans at exercise prices from $0.15 to $6.26 per share and 11,200 shares of the Company’s common stock through stock grants under the Company’s stock incentive plans at prices from $4.94 to $6.26.
9.	COMMITMENTS AND CONTINGENCIES
     On January 10, 2006 the Company, through its subsidiary IDW Technology (Shenzhen) Co., Ltd. entered into a mortgage loan with the Shenzhen Rural Credit Cooperative, Long Gang Shenzhen China of RMB 12 million (approximately $1.5 million U.S. dollars at current exchange rates) on its Shenzhen South Campus factory. The term of the loan is three years at an interest rate of 5.76% per annum. Repayment terms are interest only for the first year with the principal repayment in twenty-four installments monthly beginning in year two.
     On February 27, 2006 the Company entered into an investment management agreement with Wells Capital Management, a subsidiary of Wells Fargo Bank, to manage the Company’s non-committed cash balances pursuant to the Company’s investment policy. The investment policy does not allow involvement in derivative financial instruments or derivative commodity instruments. At April 30, 2006 the Company had $50.4 million under management with Wells Capital Management.
     On April 3, 2006 the Company entered into a credit agreement with Wells Fargo HSBC Trade Bank, N.A. to renew its line of credit in the amount of $15,000,000. The credit line, which expires on March 31, 2007, had an origination fee of $22,500, has an interest rate of prime per annum or LIBOR plus 2% with a 30-, 60-, 90- or 180-day option, no un-used line fees, and includes certain financial covenants.
     On April 24, 2006 the Company, through its subsidiary IDW (Beijing) Co. Ltd., renewed its mortgage loan with Hua Xia Bank, Zhong Zhu Lu branch, Beijing, PRC of RMB 20 million (approximately $2.5 million U.S. dollars at current exchange rates) on its Beijing manufacturing facility. The term of the loan is one year at an interest rate of 6.14% per annum. Repayment terms are monthly interest payments with the principal due at maturity.
     Prior to our acquisition of IDW (Beijing) Co., Ltd in 2004, we found out that the land use permit for our Beijing facility previously obtained by Three-Five Systems from the local district government was improperly issued because the district government did not have authority to issue the permit. The permit needs to be issued by the Beijing government, not the district government, and we have requested that the Beijing government issue a proper permit. Despite our efforts, there have been delays in the Beijing Land Bureau due to implementation of recent land reform laws in China. We do not expect that these land permit issues will negatively impact our operations. The purchase agreement with Three-Five Systems provided for the payment of up to $200,000 in legal fees and $50,000 in fines by the seller. Management believes that the permit resolution will not exceed theses amounts based on discussion to date with legal counsel.

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

	April 30
Net Sales for Six Months Ended	2006	2005
United States	$15,626	$9,721
China (including Hong Kong)	6,921	6,878
Asia (excluding China and Hong Kong)	22,386	18,693
Europe	4,502	4,328
Other	1,328	1,103

Total	$50,763	$40,723

	April 30
Net Sales for Three Months Ended	2006	2005
United States	$8,248	$5,247
China (including Hong Kong)	2,643	4,840
Asia (excluding China and Hong Kong)	13,399	10,802
Europe	2,285	1,376
Other	666	372

Total	$27,241	$22,637

	April 30,	October 31,
"Long Lived" Assets	2006	2005
United States	$107	$110
China (including Hong Kong	27,586	26,921

Total	$27,693	$27,031

11.	Income Taxes
     Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At April 30, 2006, the Company had approximately $12.2 million of net operating loss carry forward available for use resulting in approximately $3.5 million of deferred tax assets. We have provided valuation allowances of $2.3 million and $3.3 million at April 30, 2006 and October 31, 2005 as an offset to the Company’s deferred tax asset. These allowance amounts are established to reduce the deferred tax asset to an estimated amount which is, more likely than not, a tax benefit to the Company as of these dates. Based on a previous history of net income and management’s assessment of its future operating profits, the Company recorded a $956,000 deferred tax asset, off-set by current tax provisions of $219,000 for the six months ended April 30, 2006.

     The provision for taxes for the three months ended April 30, 2006 is $161,000. There was no provision for income taxes for the six months and three months ended April 30, 2005.
12.	INVESTMENTS
     The following table summarizes the Company’s investments (in thousands) at April 30, 2006. There were no investments on the Company’s balance sheet at October 31, 2005.

April 30, 2006	Market Value	Accrued Interest	Fair Value

Fixed income securities:
Municipal securities	$3,600	$12	$3,612
Corporate securities	7,870	36	7,906
U.S. government securities	4,883	47	4,930
Money market securities	33,861	2	33,863

Total trading securities	50,214	97	50,311
Money market fund cash equivalents	89	3	92

Total investments	50,303	100	50,403

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,” “expects,” “may,” “will,” “should,” “forecast,” or “anticipates,” or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected and in the future could affect our actual results and could cause actual consolidated results for fiscal year 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include, without limitation, the ability to obtain capital and other financing in the amounts and times needed, realization of forecasted income and expenses by the PRC Companies (as defined herein), initiatives by competitors, price pressures, changes in the political climate for business in the People’s Republic of China, the loss of one or more of our significant customers, and other risk factors listed from time to time in the Company’s SEC reports including in particular, the factors and discussion in our Form 10-K for the year ended October 31, 2005.
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the six-month and three-month periods ended April 30, 2006 and April 30, 2005.
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
Background and Corporate History
     Our corporate headquarters is located in Roseville, California. We design and manufacture of our products at our facilities located in Shenzhen and Beijing, People’s Republic of China, where we employ approximately 3,200 people. We were originally a private company that was acquired by Morrow Snowboards, Inc. (Morrow). In 1999, Morrow sold the snowboard and apparel business, and on January 31, 2000, Morrow purchased all of the outstanding shares of Common Stock of International DisplayWorks, Inc. (IDW), and we became a wholly owned subsidiary. On February 1, 2000, IDW acquired through its wholly-owned subsidiary, International DisplayWorks (Hong Kong) Ltd. (IDWHK), a company organized under the laws of Hong Kong, SAR, all of the shares of the Shenzhen companies and manufacturing operations from Vikay Industrial Ltd., a Singapore company operating under judicial management (Vikay Group). Subsequently, Morrow merged into International DisplayWorks, Inc., eliminating the holding company structure and we assumed the reporting obligations.
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
     We are ISO-certified in our Shenzhen North and South Campus facility and in our Beijing facility. We emphasize our quality and manufacturing processes, and we generally are pre-qualified through quality inspections by our major customers. We emphasize incoming quality inspection and in-process inspection to improve yield and reduce warranty claims and product returns. We believe that our quality and manufacturing processes are our core strengths. We do not anticipate any significant change in our practices and consider our investment in our engineering and quality departments as a continuing cost of doing business.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition presented in this section are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“U.S. GAAP”). During the preparation of our financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pensions and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.
Business Combinations
     We account for business combinations in accordance with FASB Statement No. 141, Business Combinations. We completed the purchase of all outstanding shares of Three-Five Systems (Beijing) and certain assets of Three-Five Systems, Pacific on April 8, 2005. The purchase price paid for the acquisition was below the book value of the assets acquired. There has not been an independent valuation of the value of these assets. Management has used its best estimates and knowledge to determine that the book value of the assets acquired as recorded on the books of Three-Five Systems (Beijing) is fairly stated. The excess of fair value of the acquired assets over cost of approximately $2,341,000 was accounted for by a write-down on a pro-rata basis of the long-lived assets that were purchased.

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
     In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. On November 1, 2005, we adopted SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended April 30, 2006 was $206,000 which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans. Stock-based compensation expense recognized under SFAS No. 123R for the six months ended April 30, 2006 was $484,000 which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans.
Income Taxes
     Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At April 30, 2006, we had approximately $12.2 million of net operating loss carry forward available for use resulting in approximately $3.5 million of deferred tax assets. We have provided valuation allowances of $2.3 million and $3.3 million at April 30, 2006 and October 31, 2005 as an offset to the Company’s deferred tax asset. These allowance amounts are established to reduce the deferred tax asset to an estimated amount which is, more likely than not, a tax benefit to the Company as of these dates. Based on a previous history of net income and management’s assessment of its future operating profits we reduced our allowance by $956,000 in the six months ended April 30, 2006.
Investments
     Financial Accounting Standards Board (“FASB”) “Accounting for Certain Investments in Debt and Equity Securities” addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as “held-to-maturity” for those debt securities that are intended to be held to term, “trading securities” for those debt and equity securities held principally for the purpose of selling them in the near term and “available-for-sale securities” for debt and equity securities that are neither “held-to-maturity” or “trading securities”. The Company has elected to classify its holdings as “trading securities” because based on the Company’s investment policy the investments are to be able to be liquidated on short notice for use in their ultimate purpose as working capital and expansion in vertical markets.
Results of Operations
Comparison of the Three Months and Six Months Ended April 30, 2006 and 2005.
     Net sales — Net sales were $27,241,000 and $22,637,000 for the quarters ended April 30, 2006 and 2005 respectively, an increase of 20.3%. Net sales were $50,763,000 and $40,723,000 for the six months ended April 30, 2006 and 2005 respectively, an increase of 24.7%. The increase in net sales is primarily attributable to the addition of new customers, both through our marketing efforts and through the acquisition of our Beijing assembly factory, which occurred in the second quarter of fiscal 2005, as well as increased revenues from existing customers. The acquisition of our Beijing factory not only expanded our customer base but added to our technology offerings. We continue to execute on our goal of expanding our customer base in targeted vertical markets in fiscal 2006.
     Cost of goods sold — Cost of goods sold was $22,972,000 (84.3% of net sales) and $18,517,000 (81.8% of net sales) for the quarters ended April 30, 2006 and 2005, respectively. Cost of goods sold increased 2.5% as a percentage of sales, driven by increased direct labor costs of approximately 1.0% and increased indirect labor costs of approximately 1.0%, directly related to new product ramps, increased depreciation costs of approximately 1.0% (driven by our Shenzhen North Campus coming on line and the acquisition of our Beijing factory, both of which occurred in our second quarter 2005) and increased utility costs of approximately .4% offset by decreases in other costs of goods sold of approximately 0.9%. Cost of goods sold was $42,292,000 (83.3% of net sales) and $32,960,000 (80.9% of net sales) for the six months ended April 30, 2006 and 2005 respectively. Cost of goods sold increased 2.4% as a percentage of sales, driven by increased direct labor costs of approximately 1.2% and indirect labor costs of approximately 1.0%, directly related to new product ramps, increased depreciation of approximately 1.3% (driven by our Shenzhen North Campus coming on line and the acquisition of our Beijing factory, both of which occurred in our second quarter 2005) and increased utility costs of approximately 1.0% off-set by decreased raw material costs of approximately 1.5% and decreased other costs of 0.6%.
     General and administrative — General and administrative expenses were $2,395,000 and $1,777,000 for the quarters ended April 30, 2006 and 2005 respectively, an increase of 34.8%. As a percentage of net sales, general and administrative expenses were 8.8% (0.8% of the 8.8% is attributed to stock option expense) and 7.8% respectively. The increase in actual cost is primarily attributed to expensing of stock option expense this fiscal year ($206,000 in this fiscal quarter); increases in payroll due to the addition of executive and general administrative staff; the acquisition of our Beijing factory in the second quarter of fiscal 2005; expansion of the internal audit department and Sarbanes-Oxley compliance; increased professional fees; increased credit insurance costs on our accounts receivable; increased general insurance costs; the addition of NASDAQ listing costs in our second quarter of fiscal 2005; and increased depreciation. Significant elements of general and administrative expenses include employee-related costs of $1,149,000, stock option expense of $206,000 professional fees of $300,000, rent, telephone and utilities of $59,000, insurance of $178,000, local Chinese government fees of $51,000 and depreciation of $82,000. General and administrative expenses were $4,817,000 and $3,695,000 for the six months ended April 30, 2006 and 2005, respectively, an increase of 30.4%. As a percentage of net sales, general and administrative expenses were 9.5% (0.9% of the 9.5% is attributed to stock option expense) and 9.1%, respectively. The increase in actual cost is primarily attributed to expensing of stock option expense this fiscal year ($484,000 for the six months ended April 30, 2006); increases in payroll due to the addition of executive and general administrative staff; the acquisition of our Beijing factory in the second quarter of fiscal 2005; expansion of the internal audit department and Sarbanes-Oxley compliance; increased professional fees; increased credit insurance costs on our accounts receivable; increased general insurance costs; the addition of NASDAQ listing costs in our second quarter of fiscal 2005; and increased depreciation. Significant elements of general and administrative expenses include employee-related costs of $2,214,000, stock option expense of $484,000 professional fees of $684,000, rent, telephone and utilities of $117,000, insurance of $329,000, local Chinese government fees of $105,000 and depreciation of $165,000.
     Selling, marketing and customer service — Sales, marketing and customer service expenses were $691,000 and $584,000 for the quarters ended April 30, 2006 and 2005 respectively, an increase of 18.3%. As a percentage of net sales, sales marketing and customer service expenses were 2.5% and 2.6% for the quarters ended April 30, 2006 and 2005 respectively. Increased employee-related expenses for customer sales and technical support at $331,000 ($202,000 for the quarter ended April 30, 2005) accounts for the increase. Significant elements of sales, marketing and customer service expense consist of employee related expense of $331,000, commission expense of $258,000, travel expense of $40,000 and rent and telephone expense of $38,000. Sales, marketing and customer service expenses were $1,354,000 and $1,174,000 for the six month periods ended April 30, 2006 and 2005 respectively, an increase of 15.3%. As a percentage of net sales, sales, marketing and customer service expenses were 2.7% and 2.9% for the six month periods ended April 30, 2006 and 2005, respectively. Increased employee-related expenses for customer sales and technical support at $690,000 ($381,000 for the six months ended April 30, 2005), increased travel-related expenses at $112,000 ($82,000 for the six months ended April 30, 2005) offset by decreased commission expense at $409,000 ($560,000 for the six months ended April 30, 2005) account for the increase. Significant elements of sales, marketing and customer service expense consist of employee related expense of $690,000, commission expense of $409,000, travel expense of $112,000 and rent and telephone expense of $82,000.
     Engineering, advanced design, and project management — Engineering, advanced design and project management expenses were $295,000 and $169,000 for the quarters ended April 30, 2006 and 2005 respectively, an increase of 74.6%. As a percentage of net sales, engineering, advanced design and project management expenses were 1.0% and 0.7% for the quarters ended April 30, 2006 and 2005 respectively. Increased employee-related expenses resulting from the additional project management staff of $242,000 ($158,000 for the quarter ended April 30, 2005) and increased travel related expenses of $31,000 ($6,000 for the quarter ended April 30, 2005) accounts for 90.9% of the increase in engineering, advanced design and project management expenses. Significant elements of engineering, advanced design and project management expense consisted of employee expenses of $242,000 and travel expenses of $31,000. Engineering, advanced design and project management expenses were $579,000 and $251,000 for the six months ended April 30, 2006, an increase of 130.7%. As a percentage of net sales, engineering, advanced design and project management expenses were 1.1% and 0.6% for the six months ended April 30, 2006 and 2005 respectively. Increased employee-related expenses resulting from the addition of project management staff of $497,000 ($235,000 for the six months ended April 30, 2005) and increased travel-related expenses $40,000 ($9,000 for the six months ended April 30, 2005) accounts for 94.2% of the increase in engineering, advanced design and project management expenses. Significant elements of engineering, advanced design and project management expense consisted of employee expenses of $497,000 and travel expenses of $40,000.
     Interest expense (net) — Interest income (net) was $79,000 for the quarter ended April 30, 2006. Interest expenses (net) was $115,000 for the quarter ended April 30, 2005, a decrease of 168.7%. As a percentage of sales, interest income was 0.03% for the quarter ended April 30, 2006. Interest expense was 0.05% for the quarter ended April 30, 2005. The decrease is a result of the repayment in full of amounts outstanding on our line of credit on February 3, 2006 from the proceeds of our public offering and interest income on our bank accounts. Interest expense (net) was $255,000 and $177,000 for the six months ended April 30, 2006 and 2005 respectively, an increase of 44.1%. The increase is a result of borrowings on our line of credit for the acquisition of our Beijing factory in the second fiscal quarter of 2005. Our line of credit was repaid in full on February 3, 2006 from the proceeds of our public offering.
     Investment income (net) — Investment income net of fees and unrealized gains and losses was $399,000 for the quarter and six months ended April 30, 2006. The Company did not have investment income in the quarter or six months ended April 30, 2005. The investment income is a result of the investment of the Company’s unutilized cash balances acquired from the public offering of the Company’s common stock on February 2, 2006.
     Other Income — Other income was $13,000 for the quarter ended April 30, 2006. Other expense was $2,000 for the quarter ended April 30, 2005. Rental income of $10,000 received from a sublet of leased property was the major component of other income. Other income was $21,000 and $22,000 for the six months ended April 30, 2006 and 2005, respectively. Rental income of $16,000 received from a sublet of leased property was the major component of other income.
     Income tax expense — Income tax expense was $161,000 for the quarter ended April 30, 2006. There was no provision for the quarter ended April 30, 2005. Income tax benefit for the six months ended April 30, 2006 was $737,000. Based on management’s assessment of its operating loss carry forwards, we recorded a $956,000 deferred tax asset in our first fiscal quarter, offset by current tax provisions of $219,000. There was no provision for income taxes for the six months ended April 30, 2005.
     Net income — Net income was $1,218,000 and $1,473,000 for the quarters ended April 30, 2006 and 2005, respectively. Lower gross margin and stock option expense account for the decrease in net income compared to the year-ago period. Net income was $2,623,000 and $2,488,000 for the six months ended April 30, 2006 and 2005, respectively. The increase in net income is a result of the 24.7% increase in sales and the income tax benefit of recorded in our fiscal first quarter offset by lower gross margin and stock option expense.

Liquidity and Capital Resources
     We generated net income of $2,623,000 and $2,488,000 during the six months ended April 30, 2006 and 2005, respectively. We also have an accumulated deficit of $30,189,000 of which $23,833,000 is from discontinued operations and $6,356,000 is from continuing operations. The discontinued operations are the former operations of the snowboard manufacturing and apparel business which ceased operations in 1999.
     During the six months ended April 30, 2006 we experienced an increase in cash and cash equivalents of $1,795,000. This increase was a result of cash provided by financing activities of $56,098,000 offset by cash used in operating activities of $2,298,000 and cash used in investing activities of $52,005. Cash used in investing activities consisted of $2,093 for acquisitions of property, plant and equipment and net purchases of available-for-sale securities of $49,912. The cash provided by investing activities was comprised of proceeds from our public offering of $67,445,000 (net of expenses of $4,591,000), from the issuance of common stock associated with option exercises of $117,000, from the issuance of common stock associated with warrant exercises of $22,000 proceeds from the mortgage of our Shenzhen South Campus of $1,494,000 offset by payments on our line of credit and other short term obligations of $12,980,000.
     Cash used in operations was influenced by a number of factors, including shipment linearity, accounts receivable collections, inventory management, stock option expensing, and the timing and amount of other payments. Shipment linearity is a measure of the level of shipments throughout a particular quarter. In the quarter ended April 30, 2006 we shipped 52.0% of our net sales for the quarter in April, the third month of our quarter. We expect that cash provided by operating activity may continue to fluctuate because of these factors.
Accounts Receivable, net
     Our accounts receivable were $25,768,000 and $21,776,000 for the periods ended April 30, 2006 and October 31, 2005, respectively an increase of $3,992,000. Our accounts receivable days of sales outstanding (“DSO”) are primarily impacted by shipment linearity and collection performance. A steady level of shipments and good collection performance will result in reduced DSO, compared with higher level of shipments toward the end of a quarter which will result in a shorter amount of time to collect the related accounts receivable and cause increased DSO.
Inventories
     Our inventory levels increased $4,175,000 to $12,691,000 during the six months ended April 30, 2006 from $8,516,000 at October 31, 2005. We can attribute 26.7% of this increase to the increase in our finished goods as a result of increased Supplier Managed Inventory (SMI). SMI inventory is inventory that we ship to our customer’s storage hubs from which they draw for their production. The remainder of the increase in inventory (73.3%) can be accounted for in raw materials and work-in-progress for orders to be delivered in the first month of or next fiscal quarter.
Accounts Payable
     Our accounts payable increased $4,034,000 to $17,962,000 for the six months ended April 30, 2006 from $13,928,000 at October 31, 2006. We attribute this increase to increased inventory levels associated with product delivery in our third fiscal quarter and more favorable payment terms with many of our suppliers.
Our Recent Public Offering
     On February 1, 2006, we completed a 12,420,000 share public offering of our common stock at $5.80 per share. Proceeds from the offering were $72,036,000. Our net proceeds were approximately $67,445,000 after underwriting expenses of approximately $4,142,000 and other expenses of $449,000. We used approximately $13,000,000 of the proceeds to pay down our line of credit and plan to use the remaining proceeds for general working capital purposes and possibly acquisition of technology, assets and companies, although we currently have no agreements or understandings relating to any such transactions.
     Based on our cash balances, line of credit, expected capital expenditures, and forecasted working capital requirements, management believes we have adequate cash resources to fund operations at their anticipated levels for the foreseeable future. However, future cash forecasts are based on assumptions regarding the operational performance, and further assumptions regarding working capital needs associated with increasing customer orders.
Off-Balance Sheet Arrangements
As of April 30, 2006, the Company has no off-balance sheet arrangements.
Backlog
The Company’s cancelable backlog at April 30, 2006 was $27,592,000.
Debt Outstanding
On April 30, 2006 we had $2,521,000 of debt due within one year, and further amounts of $623,000 due in fiscal 2007, $744,000 due in fiscal 2008 and $121,000 due in fiscal 2009.

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
     Effective July 21, 2005, China adopted a managed floating currency system whereby the official exchange rate will be based on market supply and demand with reference to a basket of currencies and will no longer be pegged to the U.S. dollar. The daily trading price of the U.S. dollar against the RMB will be allowed to float within a band of 0.3 percent either side of the central parity published rate by the People’s Bank of China which was set at 8.03 at April 30, 2006 RMB per U.S. dollar. It is currently possible to hedge against movement in the RMB exchange rate through conventional means. We do not currently hedge against this exposure and are thus exposed to exchange rate movement. We incur approximately 33% of our expenses in RMB and have negligible RMB revenue; an increase in the value of the RMB would thus have an adverse affect on our operating margins and minimal effect on our monetary assets denominated in RMB. The Company currently has outstanding debt denominated in RMB of 32,000,000 equating to approximately 4.0 million U.S. dollars at the current exchange rate.
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
     During the six months ended April 30, 2006, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors, our Board of Directors and our auditors.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not party to any legal proceedings and there are no material legal proceedings pending with respect to our property, though from time to time, we may be involved in routine litigation incidental to our business.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     – NONE –
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     – NONE –
ITEM 4. SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Shareholders held on May 24, 2006 at the Hilton Garden Inn in Roseville, California the shareholders elected the directors of the Company.

Proposal #1 - Directors	For	Against	Withheld		Abstention
Thomas A. Lacey	27,554,609	—	8,646,581	*	—
Ronald A. Cohan	34,322,338	—	1,878,952		—
Mark A. Christensen	34,625,418	—	1,575,872		—
Glenn E. Neland	34,817,807	—	1,383,483		—
D. Paul Regan	34,624,018	—	1,577,272		—

*	Institutional Shareholder Services (ISS) recommends to its clients to withhold votes from insiders whose Boards do not have separate nominating committees composed completely of independent directors. The Company’s Board has now established an independent nominating committee.
ITEM 5. OTHER INFORMATION
      None.
ITEM 6. EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL DISPLAYWORKS, INC.
Date: June 8, 2006	/s/ Joseph G. Bedewi
Joseph G. Bedewi, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibits
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.