Form 10-Q
period 2006-07-31
INTERNATIONAL DISPLAYWORKS, INC
filed 2006-09-07
CIK 866415

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of August 18, 2006, 44,719,829 shares of the registrant’s common stock were outstanding.

INTERNATIONAL DISPLAYWORKS, INC.

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31	October 31,
	2006	2005
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents
Cash and cash equivalents	$8,081	$8,875
Cash in banks — restricted deposits	—	383

Total cash and cash equivalents	8,081	9,258
Trading Securities, at market	46,645	—
Accounts receivable, net of allowance for doubtful accounts of $125 and $36	30,893	21,776
Inventories, net of allowance of $293 and $229	14,409	8,516
Prepaid expense and other current assets	3,140	1,939

Total current assets	103,168	41,489

Other assets
Deferred tax asset	1,218	262

Property, plant and equipment at cost, net	28,087	27,031

Total assets	$132,473	$68,782

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,389	$13,928
Accrued liabilities	4,175	3,835
Income taxes payable	555	163
Line of credit	—	12,953
Current portion of long term debt	2,506	2,545

Total current liabilities	22,625	33,424

Long-term debt, net of current portion	1,501	5

Total liabilities	24,126	33,429

Commitments and contingencies

Shareholders’ equity
Preferred stock, par $0.001, 10,000,000 shares authorized, none issued	—	—
Common stock, par $0.001, 100,000,000 shares authorized 44,719,829 and 31,971,629 shares issued and outstanding at July 31, 2006 and October 31, 2005 respectively	45	32
Additional paid in capital	135,164	67,424
Accumulated deficit	(27,934)	(32,812)
Cumulative translation adjustment	1,072	709

Total shareholders’ equity	108,347	35,353

Total liabilities and shareholders’ equity	$132,473	$68,782

The accompanying notes are an integral part of these financial statements

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except Share and per share data)

	For Nine Months		For Three Months Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
	Unaudited	Unaudited	Unaudited	Unaudited

Net sales	$83,103	$64,323	$32,340	$23,600
Cost of goods sold	69,063	$52,423	26,771	$19,463

Gross profit	14,040	11,900	5,569	4,137

Operating expenses:
General and administrative	7,408	5,532	2,592	1,837
Selling, marketing and customer service	2,112	1,918	757	745
Engineering, advanced design and product management	827	525	248	273

Total operating expenses	10,347	7,975	3,597	2,855

Operating income	3,693	3,925	1,972	1,282

Other income (expense):
Interest expense	(309)	(426)	(54)	(248)
Investment income, net	1,017	—	618	—
Other income	39	(27)	18	(50)

Total other income (expense)	747	(453)	582	(298)

Income before taxes	4,440	3,472	2,554	984

Provision for income taxes	(438)	—	299	—

Net income	$4,878	$3,472	$2,255	$984

Basic and diluted income per common share
Basic	$0.13	$0.11	$0.05	$0.03

Diluted	$0.13	$0.11	$0.05	$0.03

Weighted average common shares outstanding
Basic	37,873,056	31,282,781	44,699,621	31,701,456

Diluted	38,206,490	32,326,370	45,033,055	32,745,045

The accompanying notes are an integral part of these financial statements

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	July 31, 2006	July 31, 2005
	Unaudited	Unaudited

Cash flows from operating activities:
Net income	$4,878	$3,472
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,244	1,698
Stock issued for services	94	214
Foreign currency translation	174	(50)
Net (gain) loss on investments	(1,017)	—
Loss (gain) on disposal of fixed assets	117	(41)
Changes in operating assets and liabilities, net of business combinations:
Increase in accounts receivable	(9,117)	(7,477)
Increase in Inventories	(5,893)	(1,582)
Increase in prepaid expenses and other current assets	(1,201)	(173)
Purchases of trading securities	(158,669)	—
Proceeds from sales and maturities of trading securities	113,040	—
Increase in deferred tax asset	(956)	—
Increase in accounts payable	1,461	2,716
Increase in income taxes payable	392	—
Increase (decrease) in accrued liabilities	340	(581)

Net cash used in operating activities	(54,113)	(1,804)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(3,227)	(3,940)
Acquisition of Three-Five (Beijing) Co., Ltd, net of cash acquired	—	(8,282)
Proceeds from disposal of property, plant and equipment	—	51

Net cash used in investing activities	(3,227)	(12,171)

Cash flows from financing activities:
Proceeds from issuance of common stock	67,659	1,442
(Payment on) proceeds from line of credit, net	(12,953)	8,853
Proceeds from (payment on) debt	1,457	(427)

Net cash provided by financing activities	56,163	9,868

Decrease in cash and cash equivalents	(1,177)	(4,107)

Cash and cash equivalents at beginning of period	9,258	10,186

Cash and cash equivalents at end of period	$8,081	$6,079

Supplemental disclosure:
Cash paid for interest	$309	$426

Cash paid for income taxes	$126	$—

Non-cash financing activities:
Stock issued for services	$94	$214

The accompanying notes are an integral part of these financial statements

INTERNATIONAL DISPLAYWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     The accompanying consolidated financial statements include the accounts of International DisplayWorks, Inc., and its subsidiaries (collectively referred to as the “Company” or “IDW”). The un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2006 are not necessarily indicative of the results that may be expected for the 2006 fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.
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
     The Company’s manufacturing operations are in Shenzhen and Beijing, People’s Republic of China (PRC).
3.	INVENTORIES
     Inventories consisted of the following (in thousands):

	July 31, 2006	October 31, 2005
Finished goods	$3,838	$1,220
Work-in-progress	3,458	2,156
Raw materials	7,406	5,369
Less: reserve for obsolete inventories	(293)	(229)

Total inventories	$14,409	$8,516

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2006	October 31, 2005
Prepaid expenses	$854	$622
Advances to suppliers	1,349	811
PRC — VAT recoverable	335	43
Other	602	463

Total prepaid expenses and other current assets	$3,140	$1,939

5.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	July 31, 2006	October 31, 2005
Land and buildings	$5,126	$4,356
Furniture, fixtures and equipment	4,483	3,072
Machinery	21,418	21,883
Leasehold improvements	5,931	4,967
Construction in progress	682	113

	37,640	34,391
Less: accumulated depreciation	(9,553)	(7,360)
Net property, plant and equipment	$28,087	$27,031

6.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	July 31, 2006	October 31, 2005
Accrued payroll and related liabilities	$1,745	$1,599
Accrued staff expenses	125	168
Accrued inventory purchases	546	410
Accrued PRC government management fees	—	112
Construction retention	335	422
Accrued utility costs	324	277
Accrued stock option expense	622	—
Other accrued liabilities	478	847

Total accrued liabilities	$4,175	$3,835

7.	LINE OF CREDIT
     The Company has a $15,000,000 credit line with Wells Fargo HSBC Trade Bank N.A. The credit line, which expires on March 31, 2007, has an interest rate of prime per annum or LIBOR plus 2% with a 30-, 60-, 90- or 180-day option, had an origination fee of $22,500 and includes certain financial covenants. At July 31, 2006, there were no borrowings against the line. Based on the covenants of the loan, there was $15,000,000 available under the line at July 31, 2006. At July 31, 2006, the Company was not in default of any of its covenants.
8.	STOCKHOLDERS’ EQUITY

Stock Option Plans
     During the nine months ended July 31, 2006, there were 767,000 options granted at a price equal to or greater than market price at the date of the grant and 46,100 restricted stock grants. There were 219,750 options that were cancelled or expired, 250,750 options were exercised under the employee stock option plans at prices that ranged from $0.15 to $4.93 per share and there were 17,450 shares of the Company’s common stock granted at prices that ranged from $4.94 to $6.26 per share.
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
     At July 31, 2006, the Company has two stock-based employee compensation plans. Share-based compensation of $715,000 or $0.02 per fully diluted share was recognized for the nine months ended July 31, 2006. The Company anticipates that share-based compensation will not exceed $1,100,000 or approximately $0.02 per share for the year ending October 31, 2006.
     The table below reflects net income and diluted net income per share for the three and nine months ended July 31, 2006 compared with the pro forma information for the three and nine months ended July 31, 2005 (in thousands except per-share amounts):

	Nine Months Ended		Three Months Ended
	July 31		July 31
	2006	2005	2006	2005

Net income — as reported for prior periods (1)	N/A	$3,472	N/A	$984
Stock-based compensation expense related to employee stock options (2)	(715)	(1,134)	(206)	(378)

Net income, including the effect of stock-based compensation expense (3)	$4,878	$2,338	$2,256	$606

Earnings per share:
Diluted — as reported for prior periods (1)	$0.13	$0.11	$0.05	$0.03

Diluted — including the effect of stock-based compensation expense (3)	$0.13	$0.07	$0.05	$0.02

Diluted	38,206,490	32,326,370	45,033,055	32,745,045

(1)	Net income and net income per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123

(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123

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
Common Stock Issued
     During the nine months ended July 31, 2006, the Company issued 12,748,200 shares of common stock. The Company issued 12,420,000 shares of the Company’s common stock through a public offering pursuant to a prospectus filed with the Securities and Exchange Commission on January 26, 2006 at a per share price of $5.80. The proceeds of the offering were $72,036,000 less expenses of approximately $4,591,000. In addition the Company issued 60,000 shares of the Company’s common stock through exercise of warrants at exercise price from $0.36 to $0.75 per share, 250,750 shares of the Company’s common stock through exercise of stock options issued under the Company’s stock incentive plans at exercise prices from $0.15 to $6.26 per share and 17,450 shares of the Company’s common stock through stock grants under the Company’s stock incentive plans at prices from $4.94 to $6.26.
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
     On February 27, 2006 the Company entered into an investment management agreement with Wells Capital Management, a subsidiary of Wells Fargo Bank, to manage the Company’s non-committed cash balances pursuant to the Company’s investment policy. The investment policy does not allow involvement in derivative financial instruments or derivative commodity instruments. At July 31, 2006 the Company had $47.5 million under management with Wells Capital Management.
     On March 1, 2006, the Company, through its subsidiary International DisplayWorks (Hong Kong) Ltd., entered into a one-year lease for office space in Hong Kong. The lease has a basic annual rental of approximately $10,800.
     On April 3, 2006 the Company entered into a credit agreement with Wells Fargo HSBC Trade Bank, N.A. to renew its line of credit in the amount of $15,000,000. The credit line, which expires on March 31, 2007, had an origination fee of $22,500, has an interest rate of prime per annum or LIBOR plus 2% with a 30-, 60-, 90- or 180-day option, no un-used line fees, and includes certain financial covenants. At July 31, 2006 there were no borrowings against the line.
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
     It has come to our attention that the Heng Gang village from which our subsidiary IDW Technology (Shenzhen) Co. Ltd. leases our North Campus factory does not have a permit for the building we lease although they do have the land use right from the PRC National Land Bureau. This is not uncommon in the PRC. The land use right was granted for industrial use and the Heng Gang village application for the building permit has been accepted by the PRC National Land Bureau. The possibility does exist that the PRC National Land Bureau will not ultimately issue the building permit and we will be required to vacate the building. We have had discussions on this matter with the Heng Gang village and although it is impossible to determine when the permit process will be completed, we do not believe the end result will have any negative impact to our business.

     Prior to our acquisition of IDW (Beijing) Co., Ltd. in 2004, we found out that the land use permit for our Beijing facility previously obtained by Three-Five Systems from the local district government was improperly issued because the district government did not have authority to issue the permit. The permit needs to be issued by the Beijing government, not the district government, and we have requested that the Beijing government issue a proper permit. Despite our efforts, there have been delays in the Beijing Land Bureau due to implementation of recent land reform laws in China. We do not expect that these land permit issues will negatively impact our operations. The purchase agreement with Three-Five Systems provided for the payment of up to $200,000 in legal fees and $50,000 in fines by the seller. Management believes that the permit resolution will not exceed theses amounts based on discussion to date with legal counsel.
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

	July 31
Net Sales for Nine Months Ended	2006	2005

United States	$22,223	$19,896
China (including Hong Kong)	17,649	23,543
Asia (excluding China and Hong Kong)	32,487	12,121
Europe	6,920	6,293
Other	3,824	2,470

Total	$83,103	$64,323

	July 31
Net Sales for Three Months Ended	2006	2005

United States	$6,535	$9,607
China (including Hong Kong)	9,097	5,314
Asia (excluding China and Hong Kong)	12,694	5,524
Europe	2,480	1,909
Other	1,534	1,246

Total	$32,340	$23,600

	July 31	October 31
“Long Lived” Assets	2006	2005

United States	$95	$111
China (including Hong Kong	27,992	26,920

Total	$28,087	$27,031

11.	Income Taxes
     Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At July 31, 2006, the Company had approximately $9.6 million of net operating loss carry forward available for use resulting in approximately $3.5 million of deferred tax assets. We have provided valuation allowances of $2.3 million and $3.3 million at July 31, 2006 and October 31, 2005 as an offset to the Company’s deferred tax asset. These allowance amounts are established to reduce the deferred tax asset to an estimated amount which is, more likely than not, a tax benefit to the Company as of these dates. Based on a previous history of net income and management’s assessment of its future operating profits, the Company recorded a $956,000 deferred tax asset, off-set by current tax provisions of $518,000 for the nine months ended July 31, 2006. The provision for taxes for the three months ended July 31, 2006 was $299,000. There was no provision for income taxes for the nine months and three months ended July 31, 2005.
12.	INVESTMENTS
     The following table summarizes the Company’s investments (in thousands) at July 31, 2006. There were no investments on the Company’s balance sheet at October 31, 2005 (in thousands).

July 31, 2006	Market Value	Accrued Interest	Fair Value

Fixed income securities:
Municipal securities	$5,000	$4	$5,004
Corporate securities	8,869	63	8,932
U.S. government securities	4,879	109	4,988
Commercial Paper	22,721	—	22,721
Repurchase Agreement	5,000	—	5,000

Total trading securities	46,469	176	46,645
Money market fund cash equivalents	872	2	874

Total investments	$47,341	$178	$47,519

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
     The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the nine-month and three-month periods ended July 31, 2006 and July 31, 2005.
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
Background and Corporate History
     Our corporate headquarters is located in Roseville, California. We design and manufacture of our products at our facilities located in Shenzhen and Beijing, People’s Republic of China, where we employ approximately 3,800 people. We were originally a private company that was acquired by Morrow Snowboards, Inc. (Morrow). In 1999, Morrow sold the snowboard and apparel business, and on January 31, 2000, Morrow purchased all of the outstanding shares of Common Stock of International DisplayWorks, Inc. (IDW), and we became a wholly owned subsidiary. On February 1, 2000, IDW acquired through its wholly-owned subsidiary, International DisplayWorks (Hong Kong) Ltd. (IDWHK), a company organized under the laws of Hong Kong, SAR, all of the shares of the Shenzhen companies and manufacturing operations from Vikay Industrial Ltd., a Singapore company operating under judicial management (Vikay Group). Subsequently, Morrow merged into International DisplayWorks, Inc., eliminating the holding company structure and we assumed the reporting obligations.
     Our operations are concentrated primarily in our subsidiaries, MULCD Microelectronics (Shenzhen) Co., Ltd. (now merged with IDW Technology (Shenzhen) Co., Ltd., IDW Technology (Shenzhen) Co.), Ltd. and IDW (Beijing) Co., Ltd. which are organized under the laws of the People’s Republic of China.

     Prior to 2004, we focused our efforts on decreasing costs and streamlining our corporate structure, while focusing on development of new key customers with high volume, multi-product needs for displays and display modules. We also strengthened our core engineering competencies and manufacturing processes. We began to engage our customers at the design phase and emphasized our engineering design capability and product quality to facilitate product changes and the effective rollout of new products for our customers. Beginning in 2004, with our expanded base of strong customers, our focus has begun to shift to servicing those customers through continual product changes and development of new products. This focus has steadily improved our capacity utilization, although our Beijing and Shenzhen North Campus production lines continue to run under capacity.
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
Inventories
     We plan inventory procurement and production based on orders received, forecasted demand and supplier requirements. Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis. Costs included in the valuation of inventory are labor, materials (including freight and duty) and manufacturing overhead. Provisions are made for obsolete or slow moving inventory based on management estimates. We write down inventories for estimated obsolescence based on the difference between the cost of inventories and the net realizable value based upon estimates about future demand from customers and specific customer requirements on certain projects. The majority of our inventory is produced from raw materials for specific customer designs and requirements, which cannot always be used for other customers. Therefore, inventory levels may change based on customer demand, as well as variations in manufacturing yields. Because some of our products are dependent on availability of long lead items or are unique to a particular customer, there is a risk that we will forecast incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory. To mitigate against such exposure, we require a letter of authorization from our customer agreeing to pay for and take possession of inventory parts in the event of cancellation. This requirement is designed to protect us in the event a customer’s project is canceled. In addition, our standard terms and conditions provide for payment to us to cover costs in the event a customer cancels an order.

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
     In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. On November 1, 2005, we adopted SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended July 31, 2006 was $206,000 which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans. Stock-based compensation expense recognized under SFAS No. 123R for the nine months ended July 31, 2006 was $715,000 which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans.
Income Taxes
     Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities. At July 31, 2006, we had approximately $9.6 million of net operating loss carry forward available for use resulting in approximately $3.5 million of deferred tax assets. We have provided valuation allowances of $2.3 million and $3.3 million at July 31, 2006 and October 31, 2005 as an offset to the Company’s deferred tax asset. These allowance amounts are established to reduce the deferred tax asset to an estimated amount which is, more likely than not, a tax benefit to the Company as of these dates. Based on a previous history of net income and management’s assessment of its future operating profits we reduced our allowance by $956,000 in the nine months ended July 31, 2006.
Recent Accounting Pronouncement
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006 (for IDW the fiscal year beginning November 1, 2007). The Company has not yet analyzed if there will be an impact of this interpretation on its financial condition, results of operations, cash flows or disclosures.
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
Results of Operations
Comparison of the Three Months and Nine Months Ended July 31, 2006 and 2005.
     Net sales — Net sales were $32,340,000 and $23,600,000 for the quarters ended July 31, 2006 and 2005 respectively, an increase of 37.0%. Net sales were $83,103,000 and $64,323,000 for the nine months ended July 31, 2006 and 2005 respectively, an increase of 29.2%. The increase in net sales is primarily attributable to the addition of new customers, both through our marketing efforts and through the acquisition of our Beijing assembly factory, which occurred in the second quarter of fiscal 2005, as well as increased revenues from existing customers. The acquisition of our Beijing factory not only expanded our customer base but added to our technology offerings. We continue to execute on our goal of expanding our customer base in targeted vertical markets in fiscal 2006.
     Cost of goods sold — Cost of goods sold was $26,771,000 (82.8% of net sales) and $19,463,000 (82.5% of net sales) for the quarters ended July 31, 2006 and 2005, respectively. Cost of goods sold increased 0.3% as a percentage of sales, driven by increased direct material costs of approximately 3.2% and increased direct labor costs of approximately 1.0%, directly related to new product ramps, offset by decreases in depreciation of approximately 1.0%, utility costs of approximately 1.2%, and other costs of goods sold of approximately 1.7%. Cost of goods sold was $69,063,000 (83.1% of net sales) and $52,423,000 (81.5% of net sales) for the nine months ended July 31, 2006 and 2005 respectively. Cost of goods sold increased 1.6% as a percentage of sales, driven by increased direct labor costs of approximately 1.1%, and material costs of approximately 0.3%, directly related to new product ramps, increased depreciation of approximately 0.5% and decreased other costs of approximately 0.3%.
     General and administrative — General and administrative expenses were $2,592,000 and $1,837,000 for the quarters ended July 31, 2006 and 2005 respectively, an increase of 41.1%. As a percentage of net sales, general and administrative expenses were 8.0% (1.0% of the 8.0% is attributed to stock option expense) and 7.8% respectively. The increase in actual cost is primarily attributed to stock option expense this fiscal year ($231,000 in this fiscal quarter); expansion of the internal audit department and Sarbanes-Oxley compliance; increased professional fees; increased credit insurance costs on our accounts receivable; bad debt expense and exchange loss. Significant elements of general and administrative expenses include employee-related costs of $1,146,000, stock option expense of $231,000 professional fees of $295,000, rent, telephone and utilities of $58,000, insurance of $163,000, exchange loss of $91,000, local Chinese government fees of $51,000 and depreciation of $79,000. General and administrative expenses were $7,408,000 and $5,532,000 for the nine months ended July 31, 2006 and 2005, respectively, an increase of 33.9%. As a percentage of net sales, general and administrative expenses were 8.9% (1.0% of the 8.9% is attributed to stock option expense) and 8.6%, respectively. The increase in actual cost is primarily attributed to expensing of stock option expense this fiscal year ($715,000 for the nine months ended July 31, 2006); increases in payroll due to the addition of executive and general administrative staff; expansion of the internal audit department and Sarbanes-Oxley compliance; increased professional fees; increased credit insurance costs on our accounts receivable; increased general insurance costs; increased exchange loss and increased depreciation. Significant elements of general and administrative expenses include employee-related costs of $3,359,000, stock option expense of $715,000 professional fees of $979,000, rent, telephone and utilities of $175,000, insurance of $492,000, local Chinese government fees of $156,000, exchange loss of $114,000 and depreciation of $244,000.
     Selling, marketing and customer service — Sales, marketing and customer service expenses were $757,000 and $745,000 for the quarters ended July 31, 2006 and 2005 respectively, an increase of 1.6%. As a percentage of net sales, sales marketing and customer service expenses were 2.3% and 3.2% for the quarters ended July 31, 2006 and 2005 respectively. Increased employee-related expenses for customer sales and technical support at $315,000 ($272,000 for the quarter ended July 31, 2005) offset by decreases in commission and marketing expenses accounts for the increase. Significant elements of sales, marketing and customer service expense consist of employee related expense of $315,000, commission expense of $305,000, travel expense of $62,000 and rent and telephone expense of $38,000. Sales, marketing and customer service expenses were $2,112,000 and $1,918,000 for the nine month periods ended July 31, 2006 and 2005 respectively, an increase of 10.1%. As a percentage of net sales, sales, marketing and customer service expenses were 2.5% and 3.0% for the nine month periods ended July 31, 2006 and 2005, respectively. Increased employee-related expenses for customer sales and technical support at $1,005,000 ($653,000 for the nine months ended July 31, 2005), increased travel-related expenses at $174,000 ($142,000 for the nine months ended July 31, 2005) offset by decreased commission expense at $714,000 ($892,000 for the nine months ended July 31, 2005) account for the increase. Significant elements of sales, marketing and customer service expense consist of employee related expense of $1,005,000, commission expense of $714,000, travel expense of $174,000 and rent and telephone expense of $120,000.
     Engineering, advanced design, and project management — Engineering, advanced design and project management expenses were $248,000 and $273,000 for the quarters ended July 31, 2006 and 2005 respectively, a decrease of 9.2%. As a percentage of net sales, engineering, advanced design and project management expenses were 0.8% and 1.2% for the quarters ended July 31, 2006 and 2005 respectively. Decreased employee-related expenses resulting from the reduction of U.S. based project management staff of $210,000 ($249,000 for the quarter ended July 31, 2005) accounts for the decrease in engineering, advanced design and project management expenses. Significant elements of engineering, advanced design and project management expense consisted of employee expenses of $210,000 and travel expenses of $13,000. Engineering, advanced design and project management expenses were $827,000 and $525,000 for the nine months ended July 31, 2006, an increase of 57.5%. As a percentage of net sales, engineering, advanced design and project management expenses were 1.0% and 0.8% for the nine months ended July 31, 2006 and 2005 respectively. Increased employee-related expenses resulting from the addition of project management staff of $707,000 ($484,000 for the nine months ended July 31, 2005) and increased travel-related expenses $53,000 ($23,000 for the nine months ended July 31, 2005) accounts for 84.0% of the increase in engineering, advanced design and project management expenses. Significant elements of engineering, advanced design and project management expense consisted of employee expenses of $707,000 and travel expenses of $53,000.
     Interest expense (net) — Interest expense (net) was $54,000 and $248,000 for the quarters ended July 31, 2006 and 2005, respectively, a decrease of 78.2%. As a percentage of sales, interest expense (net) was 0.02% and 1.1% for the quarters ended July 31, 2006 and 2005, respectively. The decrease is a result of the repayment in full of amounts outstanding on our line of credit on February 3, 2006 from the proceeds of our public offering and interest income on our bank accounts. Interest expense (net) was $309,000 and $426,000 for the nine months ended July 31, 2006 and 2005 respectively, a decrease of 27.5%. The decrease is a result of the repayment in full of amounts outstanding on our line of credit on February 3, 2006 from the proceeds of our public offering and interest income on our bank accounts.
     Investment income (net) — Investment income, net of fees, was $618,000 for the quarter ended July 31, 2006. The Company did not have investment income in the quarter July 31, 2005. Investment income net of fees and unrealized gains and losses was $1,017,000 for the nine months ended July 31, 2006. The Company did not have investment income during the nine months ended July 31, 2005. The investment income is a result of the investment of the Company’s unutilized cash balances acquired from the public offering of the Company’s common stock on February 2, 2006.
     Other Income — Other income was $18,000 for the quarter ended July 31, 2006. Other expense was $50,000 for the quarter ended July 31, 2005. Rental income of $8,000 received from a sublet of leased property and other income of $10,000 were the major components of other income. Other income was $39,000 for the nine months ended July 31, 2006. Other expense was $27,000 for the nine months ended July 31, 2005. Rental income of $24,000 received from a sublet of leased property was the major component of other income.
     Income tax expense — Income tax expense was $299,000 for the quarter ended July 31, 2006. There was no provision for the quarter ended July 31, 2005. Income tax benefit for the nine months ended July 31, 2006 was $438,000. Based on management’s assessment of its operating loss carry forwards, we recorded a $956,000 deferred tax asset in our first fiscal quarter, offset by current tax provisions of $518,000. There was no provision for income taxes for the nine months ended July 31, 2005.
     Net income — Net income was $2,255,000 and $984,000 for the quarters ended July 31, 2006 and 2005, respectively. Increased net sales of 37.0% offset by income tax and stock option expense account for the increase in net income compared to the year-ago period. Net income was $4,878,000 and $3,472,000 for the nine months ended July 31, 2006 and 2005, respectively. The increase in net income is a result of the 29.2% increase in net sales and the income tax benefit of recorded in our fiscal first quarter offset by lower gross margin and stock option expense compared to the year-ago period.

Liquidity and Capital Resources
     We generated net income of $4,878,000 and $3,472,000 during the nine months ended July 31, 2006 and 2005, respectively. We also have an accumulated deficit of $27,934,000 of which $23,833,000 is from discontinued operations and $4,101,000 is from continuing operations. The discontinued operations are the former operations of the snowboard manufacturing and apparel business which ceased operations in 1999.
     During the nine months ended July 31, 2006 we experienced a decrease in cash and cash equivalents of $1,177,000. This decrease was a result of cash provided by financing activities of $56,163,000 offset by cash used in operating activities of $54,113,000, consisting primarily of net purchases of trading securities of $45,629,000 (purchases of $158,669,000 offset by sales of $113,040,000) and cash used in investing activities of $3,227,000. Cash used in investing activities consisted of $3,227,000 for acquisitions of property, plant and equipment. The cash provided by investing activities was comprised of proceeds from our public offering of $67,445,000 (net of expenses of $4,591,000), from the issuance of common stock associated with option exercises of $181,000, from the issuance of common stock associated with warrant exercises of $33,000 proceeds from the mortgage of our Shenzhen South Campus of $1,457,000 offset by payments on our line of credit and other short term obligations of $12,953,000.
     Cash used in operations was influenced by a number of factors, including shipment linearity, accounts receivable collections, inventory management, stock option expensing, and the timing and amount of other payments. Shipment linearity is a measure of the level of shipments throughout a particular quarter. In the quarter ended July 31, 2006 we shipped 50.0% of our net sales for the quarter in July, the third month of our quarter. We expect that cash provided by operating activity may continue to fluctuate because of these factors.
Accounts Receivable, net
     Our accounts receivable, net of allowances, were $30,893,000 and $21,776,000 for the periods ended July 31, 2006 and October 31, 2005, respectively an increase of $9,117,000. Our accounts receivable days of sales outstanding (“DSO”) are primarily impacted by shipment linearity and collection performance. A steady level of shipments and good collection performance will result in reduced DSO, compared with higher level of shipments toward the end of a quarter which will result in a shorter amount of time to collect the related accounts receivable and cause increased DSO.
Inventories
     Our inventory levels increased $5,893,000 to $14,409,000 during the nine months ended July 31, 2006 from $8,516,000 at October 31, 2005. We attribute 44.4% of this increase to the increase in our finished goods as a result of increased Supplier Managed Inventory (SMI). SMI inventory is inventory that we ship to our customer’s storage hubs from which they draw for their production. The remainder of the increase in inventory (55.6%) can be accounted for in raw materials and work-in-progress for orders to be delivered in the first month of or next fiscal quarter.
Accounts Payable
     Our accounts payable increased $1,461,000 to $15,389,000 for the nine months ended July 31, 2006 from $13,928,000 at October 31, 2005. We attribute this increase to increased inventory levels associated with ramping product delivery and more favorable payment terms with many of our suppliers.
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
Off-Balance Sheet Arrangements
     As of July 31, 2006, the Company has no off-balance sheet arrangements.
Backlog
     The Company’s cancelable backlog at July 31, 2006 was approximately $31,300,000.
Debt Outstanding
     On July 31, 2006 we had $2,506,000 of debt due within one year, and further amounts of $625,000 due in fiscal 2007, $750,000 due in fiscal 2008 and $125,000 due in fiscal 2009.
Subsequent Event
     On September 5, 2006, we announced that we would be acquired by Flextronics, Inc. pursuant to a definitive agreement. Under the terms of the agreement, Flextronics will acquire IDW in a stock-for-stock merger with an aggregate value of approximately $300 million. The exchange ratio used at closing will be calculated using the Flextronics average daily closing share price for the 20 trading days ending on the fifth trading day immediately preceding the closing. The exchange ratio will float inside a 10% collar, and will be calculated using a fixed purchase price of $6.55 per share for each share of IDW common stock. The exchange ratio will be fixed in a 10% and 15% collar resulting in a floating purchase price if the average Flextronics’ stock price increases or decreases between 10% and 15% from $11.73 per share. IDW has the right to terminate the agreement if Flextronics’ average share price falls 15% or more below $11.73, subject to a Flextronics top-up right. If Flextronics’average share price increases to 15% or more above $11.73, the exchange ratio will float based on a fixed price purchase price of $6.85 per share. The transaction is subject to customary closing conditions, including IDW stockholder approval and certain regulatory approvals. The detailed information will be filed on Form 8-K.

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
     Effective July 21, 2005, China adopted a managed floating currency system whereby the official exchange rate will be based on market supply and demand with reference to a basket of currencies and will no longer be pegged to the U.S. dollar. The daily trading price of the U.S. dollar against the RMB will be allowed to float within a band of 0.3 percent either side of the central parity published rate by the People’s Bank of China which was set at approximately 8.00 at July 31, 2006 RMB per U.S. dollar. It is currently possible to hedge against movement in the RMB exchange rate through conventional means. We do not currently hedge against this exposure and are thus exposed to exchange rate movement. We incur approximately 33% of our expenses in RMB and have negligible RMB revenue; an increase in the value of the RMB would thus have an adverse affect on our operating margins and minimal effect on our monetary assets denominated in RMB. The Company currently has outstanding debt denominated in RMB of 32,000,000 equating to approximately 4.0 million U.S. dollars at the current exchange rate.
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
Investment Risk
     At July 31, 2006, as a result of proceeds from our public offering, we have invested approximately $47,500,000 in a diversified group of low-risk securities. We are not exposed to any market risk involved in derivative financial instruments or derivative commodity instruments.

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
     During the nine months ended July 31, 2006, there have been no changes in our internal controls over financial reporting, or to our knowledge, in other factors, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We continue to enhance our internal controls over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors, our Board of Directors and our auditors.
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     We are not party to any legal proceedings and there are no material legal proceedings pending with respect to our property, though from time to time, we may be involved in routine litigation incidental to our business.
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
     - NONE -
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     - NONE -
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Shareholders held on May 24, 2006 at the Hilton Garden Inn in Roseville, California the shareholders elected the directors of the Company.

Proposal #1 - Directors	For	Against	Withheld		Abstention	Broker Non-Votes
Thomas A. Lacey	27,554,609	—	8,646,581	*	—	—
Ronald A. Cohan	34,322,338	—	1,878,952		—	—
Mark A. Christensen	34,625,418	—	1,575,872		—	—
Glenn E. Neland	34,817,807	—	1,383,483		—	—
D. Paul Regan	34,624,018	—	1,577,272		—	—

*	Institutional Shareholder Services (ISS) recommends to its clients to withhold votes from insiders whose Boards do not have separate nominating committees composed completely of independent directors. The Company’s Board has now established an independent nominating committee.
ITEM 5. OTHER INFORMATION
     - NONE -

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL DISPLAYWORKS, INC.

Date:	September 5, 2006

/s/ Joseph G. Bedewi

Joseph G. Bedewi, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002